Form 10KSB
period 2000-12-31
IDMEDICAL COM INC
filed 2001-04-02
CIK 1102358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from:         to
                                                   -------    --------
                   Commission file number:
                                           ----------------

                               IDMEDICAL.COM, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            COLORADO                                             84-1506325
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

4333 N. 30TH STREET, BOULDER, COLORADO                              80301
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: 303/447-8638

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $417.00

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. WHILE 2,542,500 SHARES OF COMPANY'S COMMON STOCK ARE CURRENTLY HELD BY NON-AFFILIATES, THIS ITEM IS NOT APPLICABLE, AS THERE IS NO MARKET FOR THE COMPANY'S STOCK.

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 15, 2001 was 9,931,500 shares.

         DOCUMENTS INCORPORATED BY REFERENCE: None.

         Transitional Small Business Disclosure Format (check one):

         Yes  [ ];  No  [X]

                                     PART I

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

         This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

         The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

         We were incorporated in June 1999 under the laws of the State of Colorado for the purpose of developing and storing personal medical histories on the Internet. To date, we have conducted minimal business operations.

 (b) Business of the Company

Company Overview

IDMedical.com, a development stage company, has created an Internet application consisting of a customer database of important medical information. The Company's website allows the patient or an authorized person to input and access the patient's medical history on the Internet. The data input mode is designed to be user friendly. The patient can either go into an input mode and type the data directly into the computer or go through a question and answer session with "Dr. E-MED," a computerized assistant that will help the patient input their medical histories.

Data input is automated by using scroll bars and prompts. For example, after the patient enters his or her name, a data box appears. This box allows the patient to input the following data:

          o sex, age, date of birth, marital status, and social security number;
          o    current and past medical problems;
          o    current medications;
          o    allergies;
          o    vaccinations;
          o    test results; and
          o    past medical history, surgeries, and hospitalizations.

Once this information is entered, patients can print a copy of their medical record for future reference. The patient's religious affiliation will also be included on the medical record.

Once entered, patients' medical information is stored in a secure database on a secure server. This information can be accessed via the Internet through a series of passwords. Once in the system, the patient or physician must enter the patient's User ID and password to access the patient's file. Through this process, doctors can access a patient's personal and medical information stored on our system without the need for assistance from the patient or their family.

Upon arrival at an emergency room (ER), our members present their IDMedical membership card to the admitting nurse. This card provides all of the information needed to access our website via the Internet. Upon entering our website, the nurse or doctor enters the physicians' section. In this section, they enter the member's User ID and Password, which immediately provides them with the member's Medical History Data Sheet (MHDS). By providing this critical information, ER personnel will be able to make a quick and accurate diagnosis. During our beta-testing program, we enrolled over 100 members. In addition, our website is currently being used to treat patients on an emergency basis at Kent General Hospital in Dover, Delaware. Through the beta-testing program, six members have been admitted for emergency care. Hospital staff indicated these patients were admitted in less than half the customary time.

The medical histories on IDMedical.com are secure and confidential. At present, the only people who will have access to a patient's medical histories will be the patient and those physicians who know the patient's User ID and password. In the future, registered doctors may enter the system using only the patient's name and Social Security Number, if the member elects this option. We do not believe it is wise to allow unlimited physician access to the medical histories maintained on our website at this time. This capability will be made available when we are able to reach agreements with medical societies and specialty boards to allow verification of credentials.

IDMedical must be able to verify that all doctors accessing the medical histories on our website are licensed physicians. We plan on using other websites to perform this function. For example, the American Medical Association ("AMA") has a website with a "members-only" section that physicians may access by entering their unique AMA number. Other medical websites, including state medical societies and the American College of Surgeons, Pediatrics, Internal Medicine, and Emergency Physicians, have a similar setup. Once physician verification has been accomplished on one of these websites, doctors will be able to access IDMedical.com through a link from the website. This approach will save us the time and expense involved with establishing our own verification system. While we have no current relationship or affiliation with any other medical websites, we intend to pursue such opportunities throughout 2001. The initial approach and negotiation with these sites will be performed by our physician director and consultant. Therefore, the costs associated with these discussions should be minimal. After a relationship is established, we will pay the medical website a fee for each member we receive via referral from that website. Currently, that fee will be $4.00 per member, per year of membership.

Doctors will be greeted with a welcome page when they access the IDMedical.com site by a link from another medical website. Physicians visiting our website for the first time will be given a questionnaire that will ask for personal information, such as license number, social security number, and DEA number. They will then select a User ID and password. The next time they visit our site, they will only have to enter their User ID, password, and DEA number to access our database.

Under our current pricing model (which has changed since our inception and is subject to further change), patients will be charged $25 for a one-year membership with IDMedical.com. A family of two can establish a one-year account for $45. Additional family members will be charged $15 each for up to two additional members, and $10 each for an additional two. All payments will be made by credit card or e-check, which will help confirm the members' identity.

Additional customers and revenues will be generated through an affiliate subscriptions program. This will be accomplished through partnering with organizations, associations and corporations which would benefit from the services provided by IDMedical, either directly or through their members. These organizations will be enrolled at attractive business rates, which have not yet been established. Examples of planned affiliates include medical practices which will benefit from having the patient's histories on-line; hospitals which will benefit from having out-patient histories on file and available for future admissions; schools and universities which require physical examinations of all their students; employers who require mandatory physicals of their employees; associations such as the AARP; and community institutions such as churches.

In addition to utilizing our services, these affiliates will benefit from our "Dr. E-MED Rebate Program." Every referral from an affiliate that becomes a member of IDMedical.com will earn the referring company or organization a commission (currently $4.00) for each year of that person's membership.

Dr. E-MED Character

In order to provide a service which is user-friendly, we have introduced the "Dr. E-MED" character. Dr. E-MED is the customer's personal assistant to lead them through the process of filling out their personal medical histories. We intend to make the customer feel that Dr. E-MED is not only their on-line Internet assistant, but also a friend they can rely on to help input their information and keep their medical histories up-to-date, accurate, and secure.

The Dr. E-MED character is also our corporate "Internet Spokesperson." Dr. E-MED appears on our corporate literature, including marketing materials, letterheads, envelopes, and business cards. He will also appear on all customer medical reports and membership cards.

Membership Card

Every adult member of IDMedical.com receives one membership card. The member is advised to carry this card at all times. The purpose of the membership card is to identify our member to an attending physician in either an emergency or an "out-of-office" medical incident.

The IDMedical.com membership card includes the member's name, social security number and date of birth, along with the basic medical information needed by the attending physician. This information will include the member's primary physician and phone number, primary family contact and phone number and organ donor preference. The membership card also provides the www.IDMedical.com Internet address. Once logged onto the website, the physician will have the medical information required to treat the patient.

Industry Overview

The need for medical information can arise at any time. Situations often arise when a patient needs to be treated by an unfamiliar doctor. This can occur when the patient's regular doctor is unavailable or when the patient is traveling away from home or visiting the local emergency room. Timely access to the patient's medical histories can prevent substandard care that may result in poor or dangerous results. In addition, many medical practices have other doctors cover their patients when they are on vacation or out of the office for the weekend. IDMedical.com will provide doctors in both situations with the information they need to care for unfamiliar patients in a quick, safe, and effective manner. By utilizing the Internet to provide access to this crucial information, IDMedical is capitalizing on one of the fastest growing media outlets available.

The Internet has become an important alternative to traditional media, enabling millions of consumers to seek information, communicate with one another, and execute commercial transactions electronically. The Internet is distinct from traditional media in that it offers real-time access to dynamic and interactive content and instantaneous communication among users. These characteristics, combined with the fast growth of both the number of Internet users and amount of Internet usage, have created a powerful, rapidly expanding direct marketing and sales channel.

Competition

The on-line healthcare market is new, rapidly evolving and intensely competitive. IDMedical expects competition to intensify in the future since barriers to entry are minimal, allowing current and new competitors to launch new websites at a relatively low cost. In addition, the Internet medical information industry is intensely active and competitive. We must compete with a variety of other companies, including drkoop.com, WebMD Inc., Medscape Inc., PersonalMD.com, and MedicaLogic.

We believe we have a competitive advantage in this area, since few of our competitors currently offer this type of service. However, companies like drkoop.com are planning to become involved in medical histories. In addition, PersonalMD.com already has a website that allows customers to enter their medical histories into a database. Even so, we are unaware of any other site dedicated solely to this purpose.

Unlike most of our competitors, our revenues will come primarily from enrollment fees. This gives the customer ownership of his medical information. Company policy will prohibit the disclosure or sharing of customers' personal or medical information with third parties, including corporations and insurance companies. Since the customer pays for these histories, they are the customer's property and can be changed or deleted at will by the customer.

There are other advantages and features that differentiate us from the competition. These include the following:

          1.   Getting a Complete Medical History.

               Our organ-by-organ approach to data entry will allow the member to probe their memory for illnesses, creating a more complete database than programs that simply utilize broad questions (e.g.,"Have you ever had any surgeries?"). This capability is currently being finalized by IDMedical staff and our consultants.

          2.   Easy Access to Patient's Histories By Doctors.

               As part of our commitment to easy access and use, the doctors' access area has no advertising. Furthermore, we will work with medical societies and specialty boards to verify doctor eligibility and ensure easy access by doctors without requiring the patient to be conscious or the family to be present.

               Once the patient grants permission, there is no need for registered doctors to have the patient's User ID and password to enter the system. The doctor can enter the system knowing only the patient's name and social security number. Therefore, our system can be used as an out-of-office patient care system. This capability will be available once agreements are reached with medical societies and specialty boards.

          3.   A Universal System For Patients and Doctors.

               Physicians and patients want a universal system that is fast, easy to enter and use, accurate, and reliable. Our focus is to help patients enter information easily and quickly, and help doctors get the information they need in a moment's notice.

          4.   The Rebate Program.

               Through our "Dr. E-MED Rebate Program," we will split our fees with companies and organizations that refer people to our program. Every referral who becomes an IDMedical.com member will earn the referring company or organization a commission (currently $4.00) for each year of that person's membership.

          5.   Storage of Required Preventative Health Information.

               Many elementary and secondary schools, as well as colleges, require students and teachers to have a record of their immunizations. These histories usually include measles, mumps, rubella, diptheria, tetanus, pertussis and polio, as well as the results of their last TB skin test. In its current stage of development, the IDMedical.com website can store this information for a person to conveniently access or print. Health care providers can also review or edit this information as new vaccinations are given.

IDMedical believes there is a window of opportunity to develop and exploit our application. However, the principal competitive factors in our market are name recognition, selection, personalized services, convenience, price, accessibility, quality of site content, reliability, and speed of fulfillment. Therefore, our number one corporate objective is to have IDMedical.com become a household name when people think of their medical histories.

There can be no assurance that we will be able to successfully compete against current and future competitors. Many of our current and potential competitors have longer operating histories, larger customer bases, and greater product recognition than we do. They also have significantly greater financial and marketing resources. Some of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or availability policies, and devote substantially more resources to website systems development and marketing than we can. In addition, companies that control access to transactions through network access or web browsers could promote our competitors or charge us a substantial fee for inclusion.

Marketing

The following sectors will be targeted as IDMedical expands its marketing efforts:

         1) Corporate America

               We believe every major corporation with traveling employees or employees on overseas assignments can benefit from our program. Most corporations will realize that, for a nominal annual premium, they can provide " information insurance" that will assist their employees in a medical emergency. In many cases, the cost of premiums is minimal compared to the economic cost associated with the loss or disability of one or more employees due to unavailable or inaccurate medical information.

         2) Non Profit Organizations (NPOs)

               IDMedical.com can provide NPOs with an innovative way of raising money. Through our "Dr. E-MED Rebate program," every referral from a NPO will earn the organization a commission (currently $4.00) per member, per year of enrollment. This will provide a recurring cash flow for the NPO. University alumni associations will be specifically targeted for the "Dr. E-MED Rebate program." The alumni populations are well educated and computer literate, which could result in strong enrollment for IDMedical.com.

         3) Major Associations/Organizations

               IDMedical.com will target associations and organizations that have a large member population, such as the American Association of Retired Persons (AARP). IDMedical.com will target this association as a prime candidate for our products and services. Our aging society has more citizens traveling during their golden years. IDMedical.com can provide a valuable service for these members by having their medical histories available on the Internet. In addition, these associations or organizations can receive substantial financial reward for their participation through the "Dr. E-MED Rebate program."

         4) Major Insurance Companies

               IDMedical.com will target large insurance companies, such as CIGNA, Prudential, Blue Cross and Blue Shield, and encourage their members to participate in our program. These companies can promote the program as a form of "information insurance" to assist their members in receiving proper medical care. In addition to keeping medical costs down for the treatment of their members, these companies will receive a commission (currently $4.00) per member, per year of membership enrolled.

         5) The General Public

               IDMedical.com will directly market to the general public via the Internet and general advertising. Strategic relationships will be aggressively pursued with major Internet companies. This will include alliances and marketing agreements ("Dr. E-MED" Rebate program") with Internet Service Providers. Initially, IDMedical.com will target a specific geographical area in the Northeast specifically focusing on the four-state area of New York, New Jersey, Delaware and Pennsylvania. Advertising will be in the form of newspaper, TV and radio ads. There will also be some direct mail outreach to selected areas.

         6) Strategic Alliances with Businesses and Organizations

               There are many businesses and organizations, both large and small, whose employees, customers, members and attendees can benefit from the services of IDMedical.com. Strategic alliances will be formed with these entities, giving them an incentive through the "Dr. E-MED Rebate program" to make their employees, customers and members aware of IDMedical.com's services.

               Alliances have already been formed with Happy Harry's Pharmacy, a regional pharmacy chain with approximately 500,000 customers throughout Delaware and Pennsylvania, and Dover Family Practice in Dover, Delaware, a medical practice with approximately 30,000 patients. Through these alliances, Happy Harry's and Dover Family will offer their customers the opportunity to enroll in the IDMedical program by providing IDMedical brochures and Patient Entry Worksheets at each location and will collect completed Worksheets. Happy Harry's and Dover Family have no further responsibilities under the terms of their respective agreements.

               In return for the distribution of our materials, IDMedical will pay Happy Harry's $5.00 for each individual membership which is maintained for 60 days or more and $8.00 for each family membership which is maintained for 60 days or more, provided that the members indicate that they heard about IDMedical's services through Happy Harry's. Upon renewal of these memberships, IDMedical will pay Happy Harry's $3.00 for each renewing individual and $8.00 for each renewing family.

                    In return for the distribution of our materials, IDMedical will pay Dover Family $10.00 for each individual membership which is maintained for 60 days or more and $15.00 for each family membership which is maintained for 60 days or more, provided that the members indicate that they heard about IDMedical's services through Dover Family. Upon renewal of these memberships, IDMedical will pay Dover Family $5.00 for each renewing individual and $15.00 for each renewing family.

         7) Special Interest Consumer Markets

                    IDMedical.com will target five special interest consumer markets through the Internet: African-Americans, Hispanics, Asian-Americans, college students, and the gay and lesbian population. These groups were selected based on criteria such as Internet usage and buying power.

                    We will promote IDMedical.com by using banner advertising on websites that cater to these groups. The ads will be paid with cash or through the "Dr. E-MED Rebate program," where the host website will receive a commission, (currently $4.00) per member, per year for every person who enrolls in IDMedical.com.

         8) Strategic Medical Alliances

                    IDMedical.com's growth philosophy will target medical societies whose members are physicians. These societies cross all types of medicine and represent a prestigious affiliation for us. We intend to pursue a multi-faceted relationship that includes physician verification and banner advertising, creating a win-win scenario for both parties. Examples of medical societies that will be approached are the American College of Surgeons and the Royal Society of Medicine.

         9) Travel Industry

                    The travel industry presents a tremendous growth opportunity for IDMedical.com. People who travel are most likely to be aware of the unexpected or emergency medical needs that might arise when out of town. Therefore, we plan to target major travel agencies, airlines, and publications such as FODOR's.

         10) Cable Networks

                    There are two cable channels that currently provide health subjects 24 hours a day: "Discovery Health Network" (owned by the Discovery Channel) and "The Health Network" (owned by
                    FOX). These cable companies could provide IDMedical.com a platform for national media exposure. With the "Dr. E-Med Rebate program," substantial monetary enticements should encourage these cable networks to advertise our service.

         11) Institutions Which Maintain Immunization Records

                    Our website allows for the maintenance of routine immunization records, as well as TB skin test records. This will allow us to market our product to school systems, universities, camps, and work places that require mandatory submission of this information. IDMedical can establish alliances with these entities that will benefit both parties. The school systems would require their members to enter their immunization records, as well as other emergency medical information, on IDMedical.com. In return, IDMedical will give these entities a commission (currently $4.00) for each person that initially joins our program.

                    The ability to store routine medical histories will expand the market of potential users of our website to all ages, including people who don't have a history of medical problems.

The rate and order of expansion of our marketing efforts will depend on the availability of funds, as well as the need for concentration in certain areas. Therefore, we cannot determine at this time what our future marketing expenditures will be.

We currently have three employees dedicated to marketing efforts, each of whom is paid from $500 to $1,000 per month, plus a commission of $1 per entity enrolled. An entity is defined as an individual member or a family membership of up to six people. Other individuals may also assist in our future marketing efforts. We anticipate paying future individuals on a commission-only basis of $1 per entity enrolled.

Hardware, Software and Future Website Design

Our Web and Database Servers have been installed at Fastnet Corporation in Bethlehem, Pennsylvania. The first official release of our production software was completed and implemented in December, 2001. New modules were added in March, 2001.

IDMedical.com plans to continuously improve and upgrade our website and computer platform within budgetary constraints. We have developed a hardware platform that is upgradeable and expandable. Our initial development platform consists of three servers, one housing our website, one housing our database, and one used for ongoing development. The next stage of development is to add additional servers to handle additional volume. The length of time necessary to do this will depend on both consumer response to our service (which will determine the need for these upgrades) and our success in obtaining further financing (which will determine our ability to respond to this need). Neither of these factors can be anticipated at this time. Costs for this expansion cannot be determined, as technology costs are rapidly changing.

IDMedical.com originally retained digitalNATION - a VERIO Company, Inc., to provide server and co-location services. Later, we retained Fastnet Corporation to provide these services. Fastnet is a leading provider of comprehensive business Internet services, with an emphasis on serving small and mid-sized business markets. Fastnet offers customers a broad range of Internet solutions, including high-speed access, Web hosting, e-commerce, virtual private networks, and other enhanced services. Fastnet supports its operations with highly reliable and scalable infrastructure and systems including a facilities-based Tier One national network.

On October 12, 1999, INTEL Corp. announced plans to market its authentication services for a fee to healthcare Web firms. This technology will offer "online credentials" to physicians providing a means to authenticate the identity of doctors seeking to access health data in cyberspace. The American Medical Association (AMA) will issue each doctor an INTEL created AMA "digital credential". We feel this break-through technology will provide the security and assurance our members need. In other words, members will know that their medical information is only going to be viewed by healthcare providers. We intend to approach INTEL concerning the use of this technology.

Future Products and Services

Our primary service will be our on-line interactive website for developing, storing, and accessing medical histories on the Internet. However, we plan to further develop this software so it can be used at home as a stand-alone program on the customer's PC. This program will be developed to run on Microsoft Windows and will be sold on floppy disks, CDs, and DVDs. Once the customer develops his medical history, he can either load the data onto our website or keep it for his own records, sharing it with his healthcare providers as needed.

Another product to be developed from our current program is a software program that will allow physicians to store and retrieve their patients' medical histories electronically from their offices. This product will be developed for Microsoft Windows and will run on PCs and PC networks. The software will be sold on floppy disks, CDs, and DVDs. This program will be capable of inputting and storing medical histories for an entire practice. Every physician in the practice will be able to access patient medical histories from multiple locations, including their homes. This application has the potential to replace current filing systems, including paper files. Future software developments could also enable existing Electronic Medical Records (EMR) systems to integrate with IDMedical's Internet platform.

Schools and work places are required to keep track of important medical information, including:

     o    immunization records;
     o    date of last TB skin test;
     o    blood type;
     o    hepatitis vaccinations schedule;
     o    drug allergies; and
     o    personal physician information

A software program could be used to consolidate this information, allowing schools and employers to keep the necessary medical histories on file in their medical departments. This program could be sold in CD-ROM and disk format, and could also be downloaded from our website for a fee. This data need not be maintained on the Internet. Instead, it could be kept on a central computer maintained by the school or employer.

Each of these software expansions is dependent on future development efforts, which require additional funding. The actual costs for development cannot be determined at this time due to on-going changes in industry technology, but development is scheduled to commence during 2001.

Privacy Policy

All medical information input by the customer is transmitted in an encrypted format designed to keep unauthorized persons from retrieving it. The information is stored on a secure server dedicated to IDMedical.com. IDMedical will keep the customer's information confidential and will only share the information with authorized healthcare providers.

The Health Information Portability and Accountability Act (HIPAA), which is currently under administrative review, gives consumers stronger control over their own personal medical records and who will have access to them. The bill is aimed at guarding electronic medical records, but does not pertain to paper records. Unless it is challenged by the current administration, the privacy components of HIPAA will become effective in February 2003.

The HIPAA standards would reduce employers' access to employee medical information, allow patients to get copies of their own records and require patient permission to release information in certain circumstances. However, no consent will be needed to release information for medical treatment, payment or health-care operations such as auditing, checking staff credentials or quality assurance work. Anyone who reveals a person's electronic medical records for other purposes would be subject to a fine of up to $250,000 and incarceration for up to ten years.

We believe our internal policies will be sufficient to comply with these new laws, if passed. Our privacy policy is based on the following commitment to our members:

     o All medical histories are protected by a multi-level access and security system using our own server. All data will be encrypted.

     o A member's medical history may only be accessed by the member, their physician, or an authorized healthcare provider. The member's username and password must be entered to gain access to their file.

     o Authorization of attending physicians will be through a professional website or through the new INTEL/AMA "digital credential," when it becomes available.

     o We will have the ability to electronically verify and check anyone who accesses our members' files. We will prosecute or revoke the privileges of anyone who tries to violate the security of our system.

It is our belief that members' privacy, protection, and personal control and ownership of their files are a top priority. A member can request to have their files deleted from IDMedical.com at any time. We will comply with this request and completely delete the file from our database. Our members exercise complete control over their medical histories stored by IDMedical.

Employees

IDMedical currently has seven full-time employees. We anticipate that we will hire two additional full-time employees in the next year, as well as a number of part-time employees. This group will consist of professional, technical, and support personnel.

INTELLECTUAL PROPERTY

Patent and Trade Secret Protection

We use proprietary business processes and software applications to conduct our business on the Internet. We intend to protect our business processes and software applications through applicable patent laws, to the extent this protection is available. We will also aggressively protect our business processes by establishing appropriate trade secret mechanisms including confidentiality provisions in the contracts of our employees, consultants, and business partners. Finally, we will establish appropriate procedures to ensure that only those individuals with a "need to know" receive disclosure of any aspect of our business processes.

On November 1, 2000 we filed a patent application with the United States Patent and Trademark Office to protect our "System and Method for Securely Storing and Retrieving Medical Information Over the Internet."

Trademarks and Service Marks

We have filed applications with the United States Patent and Trademark Office to register the following as service marks:

     1.   The names IDMedical.com and IDMedical;
     2.   The proprietary character, "Dr. E-MED," as a logo; and
     3. The character's name, "Dr. E-MED," as a word mark or "Dr. E.Z.MED" and "Dr. IDMed" as alternative word marks.

While we intend to use these marks to identify our products and services in various aspects of our overall marketing and sales program, their registration has not yet been completed. If these marks become registered, we intend to aggressively police and protect them in the United States. If any of the marks fail to qualify for registration, we will decide whether to continue using the unregistered mark or to select an alternative mark. Additionally, we will pursue registration of these marks in the appropriate foreign jurisdictions if we decide to conduct business outside of the United States. We will also seek registration of one or more of the previous marks, or one or more different marks, as trademarks for use in connection with future product offerings.

Copyrights

IDMedical has entered into agreements with the software developer, website designer, and graphic artist that were selected to develop and design our interactive website and proprietary software. We believe these agreements are sufficient to confer upon IDMedical all rights, title, and interest in and to the intellectual property and other proprietary rights regarding our website and related software. These agreements include rights of indemnification of IDMedical against, among other things, third-party claims of infringement and misappropriation of third-party rights.

We intend to maximize the legal protection of these rights. We have filed applications for registration of the "Dr. E-MED" character and all copyrightable aspects of our website with the United States Copyright Office. On March 19, 2001, we received a Notice of Allowance for the "Dr. E-MED" design.

We further intend, on an ongoing and regular basis, to update our filings with the Copyright Office as new content, art, and other copyrightable works are added to our website. We are also evaluating whether any aspects of our proprietary software are copyrightable. If so, we will attempt to register those aspects of our software with the Copyright Office.

INTERNET POLICIES

Consumer Issues

We are sensitive to the unique operating characteristics of the Internet, particularly with respect to consumer concerns regarding privacy issues and truth in advertising. Accordingly, we intend to regularly review our policies and processes to ensure the confidentiality and limited use of information collected by IDMedical. These processes include the use of technology to minimize any inadvertent disclosure of, or access to, information by third parties with whom we may have business-to-business relationships (such as any host site) or wholly unrelated third parties. We also intend to keep abreast of, and comply with, applicable laws relating to:

     o    the collection, use, and dissemination of consumer information; and
     o the content and presentation of on-line, broadcast media, and other marketing and advertising directed at consumers.

We also recognize the need to ensure adequate handling of on-line customer relationship issues, including contracting and credit card authorization procedures. Accordingly, a customer contract, contracting procedures, and disclaimers are posted on our website. These are intended to ensure binding contracts and eliminate or minimize liability and credit card chargebacks. We will regularly review our procedures, on-line contracts, disclaimers, and relations with credit card transaction service providers to guarantee good customer relations.

Business-to-Business Relationships

In addition to conventional media advertising, we intend to advertise on the Internet through one or more Internet Service Providers. In negotiating with these providers, we intend to achieve maximum efficiency in marketing to Internet consumers by negotiating an appropriate fee mechanism with the service provider(s). Negotiations are currently taking place with at least one Service Provider.

In our Internet marketing, advertising and consumer information efforts, we are sensitive to the need to avoid potential liability to third parties for, among other things, inadvertent infringement of intellectual property rights. Accordingly, we intend to minimize our potential liability by, among other things, negotiating appropriate indemnification provisions with contracting third parties and by adopting appropriate policies and procedures regarding the removal of allegedly defamatory, infringing, or otherwise inappropriate materials from our website.

We may be deemed a "service provider" within the meaning of the federal Digital Millennium Copyright Act ("DMCA"). If so, we intend to take advantage of the DMCA provisions whenever possible and practicable. These provisions will help minimize our potential liability for allegedly infringing material posted on, or accessed through, our website.

Internet Taxation

A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet. Some states have also taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on state and local taxes on Internet access and discriminatory taxes on electronic commerce, existing state and local laws were expressly excepted from this moratorium. Furthermore, once this moratorium is lifted, federal and state taxes may be imposed upon Internet commerce. This legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of Internet commerce. This would adversely affect our opportunity to derive financial benefit from these activities.

Domain Names

While a domain name is technically a company's Internet "address," it also serves as part of the company's identity. For this reason, we have registered the domain names IDMedical.net and IDMedical.org. to prevent third party registration and use of our name on the Internet. Domain names have been the subject of significant trademark litigation in the United States. Third parties may bring claims for infringement against us for the use of our domain name or in respect of our .net and .org registrations.

The current system for registering, allocating, and managing domain names has been the subject of both litigation and proposed regulatory reform. As a result, there can be no assurance that our domain names will retain their value. If such litigation or reform efforts result in a restructuring of the current system, we may have to obtain new domain names in addition to or in lieu of our current domain names.

Jurisdiction

The Internet has a global reach. It is possible that, although our transmissions over the Internet originate primarily in the State of Pennsylvania, other state and foreign governments might attempt to regulate Internet activity and our transmissions or take action against us for violations of their laws. Violations of these laws may be alleged or charged by state or foreign governments. In the future, these laws may be modified or new laws may be enacted. Any of the foregoing could have a material adverse effect on our business, operational results, and financial condition.

Compliance with Applicable Laws

We intend to keep abreast of legal developments regulating business conduct on the Internet so as to ensure continuing compliance with applicable laws.

ITEM 2. DESCRIPTION OF PROPERTY

         We do not own any real estate. Our current headquarters consist of approximately 1,100 square feet of rented office space in Dover, Delaware. We also maintain administrative offices in 200 square feet of rented office space in Boulder, Colorado.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any current or pending legal proceedings..

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         We did not submit any matter to a vote of the shareholders in 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

There is currently no market for our stock and there never has been.

(b) Holders

As of March 15, 2001, there were 81 holders of record of our common stock.

(c) Dividends

We have paid no cash dividends on our common stock and management does not anticipate that dividends will be paid in the foreseeable future.

(d) Sales of Unregistered Securities

During the period covered by this report, the following sales of unregistered securities occurred:

          1. We offered 1,500,000 shares of our common stock through a private placement that commenced in November 1, 1999 and concluded on September 30, 2000. The first sale of stock in the private placement occurred in May 2000. The offering did not involve an underwriter and was made to a group of 53 investors. A total of 1,120,500 shares of stock were sold during the course of the private placement; the remaining 379,500 shares remained unsold. The total cash received through the private placement was $1,120,500.

               The purchasers consisted of 27 accredited investors and 26 non-accredited investors. We believe this private placement was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.

          2. On August 1, 2000, we granted 1,250,000 warrants. Each warrant has an exercise price of $1.10 and entitles the holder to one share of our common stock. The warrants may be exercised at any time between February 3, 2001 and February 2, 2005. The warrants were issued to William C. Bossung (312,500 warrants), Alliance Financial Network, Inc. (312,500 warrants) and Devenshire Management Corporation (625,000 warrants). They were issued for services to be rendered to the Company. An underwriter was not involved in this sale.

               All purchasers were accredited investors and we believe this private placement was exempt from registration under Sections 4(2), 4(6) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the warrants.

          3. On August 1, 2000, we granted 1,000,000 warrants. Each warrant has an exercise price of $2.00 and entitles the holder to one share of our common stock. The warrants may be exercised at any time between February 3, 2001 and February 2, 2005. The warrants were issued to William C. Bossung (250,000 warrants), Alliance Financial Network, Inc. (250,000 warrants) and Devenshire Management Corporation (500,000 warrants). They were issued for services to be rendered to the Company. An underwriter was not involved in this sale.

               All purchasers were accredited investors and we believe this private placement was exempt from registration under Sections 4(2), 4(6) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the warrants.

ITEM 6. PLAN OF OPERATION

         Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

As a development stage company, we had minimal revenues of $417.00 from our inception in June 1999 through December 31, 2000. While certain members of management have made capital contributions in the past, they are under no legal obligation to make additional capital contributions in the future.

During the next twelve months, the Company's development efforts will focus on the production of CD-ROM or DVD-based software which will be marketed to physician's offices and hospitals. Utilizing the data-entry process previously developed for use on the website, this software will allow offices and hospitals to convert their existing paper or electronic records into the IDMedical format.

Presently, management projects that our cash requirements over the next twelve months will be approximately $600,000. All capital purchases will be leased to reduce cash outflow. A dedicated development server and a PC for use in maintenance functions will be leased, at a combined cost of approximately $15,000. Management believes we can satisfy our cash requirements until approximately July 2001.

After July 2001, we will need to either realize additional revenue from our business activities or raise additional funds to meet our cash requirements. This additional funding may come from the sale of our common or preferred stock, from governmental or private investment organizations, or from banks. There can be no guarantee that we will be successful in securing additional financing should the need arise. Failure to do so may prevent us from expanding our operations or pursuing other aspects of our business plan. Such a failure may ultimately result in IDMedical being forced to cease operations, resulting in a loss to our investors.

Our marketing program was implemented after our full production software was put in place in December 2000. Although no assurances can be given, management believes, based on the amount of interest generated during our beta-testing and test-marketing period, that revenue from future operating activities will be sufficient to meet some or all of our projected cash requirements over the next twelve months. At a minimum, management believes revenues should help partially offset our cash requirements, thus reducing the amount of additional funds we will need to raise.

We are not in the manufacturing business and do not expect to make any capital purchases of a plant or significant equipment in the next twelve months.

During the next twelve months, we expect to hire additional employees and consultants to implement our plan of operation and business strategies. We anticipate hiring two consultants and two full-time employees, with any remaining employees being part-time, including professional, technical, and support personnel. We also plan to hire ten sales representatives, all of whom will be consultants, in the next twelve months. All sales representatives will be hired strictly on a commission and expense basis. These expenses are anticipated to total approximately $500 per representative, per month.

ITEM 7. FINANCIAL STATEMENTS

The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----
Independent auditors' report ...........................................................     F-2

Balance sheet, December 31, 2000 .......................................................     F-3

Statements of operations, for the year ended December 31, 2000, for the period from June 17, 1999 (inception) through December 31, 1999 and for the period
     from June 17, 1999 (inception) through December 31, 2000 ..........................     F-4

Statement of changes in shareholders' equity from June 17, 1999 (inception)
     through December 31, 2000 .........................................................     F-5

Statements of cash flows, for the year ended December 31, 2000, for the period from June 17, 1999 (inception) through December 31, 1999 and for the period
     from June 17, 1999 (inception) through December 31, 2000 ..........................     F-6

Notes to financial statements ..........................................................     F-7

To the Board of Directors and Shareholders
IDMEDICAL.COM, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the balance sheet of IDMEDICAL.COM, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2000, from June 17, 1999 (inception) through December 31, 1999, and from June 17, 1999 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDMEDICAL.COM, Inc. as of December 31, 2000, and the results of its operations and cash flows for the year ended December 31, 2000, from June 17, 1999 (inception) through December 31, 1999, and from June 17, 1999 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Cordovano and Harvey, P.C.

Cordovano and Harvey, P.C.
Denver, Colorado
March 16, 2001

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                                December 31, 2000

ASSETS

Current assets:
     Cash and cash equivalents (Note 2) ................................................     $    566,709
     Prepaid expenses ..................................................................            2,405
                                                                                             ------------
           Total current assets ........................................................          569,114

Property and equipment, net of accumulated depreciation and amortization of
     $7,663 (Notes 1 and 2) ............................................................           41,748
Intangible assets, net of accumulated amortization of $13,461 (Notes 1 and 2)  .........          210,578
Other assets (Notes 1 and 2)  ..........................................................           29,260
                                                                                             ------------
                                                                                             $    850,700
                                                                                             ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses .............................................     $     91,115
     Unearned revenue ..................................................................            1,100
     Current maturities on capital lease obligations (Note 2) ..........................            4,829
                                                                                             ------------
           Total current liabilities ...................................................           97,044

Long-term debt:
     Capital lease obligations, less current maturities (Note 2) .......................           21,605
                                                                                             ------------
           Total liabilities ...........................................................          118,649
                                                                                             ------------

Shareholders' equity (Note 3):
     Preferred stock, $.001 par value, 1,000 shares authorized, -0- and -0- shares
        issued and outstanding, respectively ...........................................               --
     Common stock, $.001 par value, 100,000,000 shares authorized,
        9,931,500 shares issued and outstanding ........................................            9,931
     Additional paid-in capital ........................................................        1,430,025
     Outstanding common stock options - 419,000 ........................................           16,708
     Outstanding warrants - 2,250,000 ..................................................          243,250
     Deferred compensation .............................................................         (243,250)
     Deficit accumulated during the development stage ..................................         (724,613)
                                                                                             ------------
           Total shareholders' equity ..................................................          732,051
                                                                                             ------------
                                                                                             $    850,700
                                                                                             ============


                 See accompanying notes to financial statements

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS

                                                                                   June 17, 1999     June 17, 1999
                                                                     For the        (inception)       (inception)
                                                                   Year Ended         Through           Through
                                                                  December 31,      December 31,      December 31,
                                                                      2000              1999              2000
                                                                  ------------     -------------     -------------
Revenue, net ................................................     $        417      $         --      $        417

Selling, general and administrative expenses:
     Contributed compensation (Note 5) ......................          147,300           123,870           271,170
     Sales and marketing ....................................            9,251                51             9,302
     Stock-based compensation, legal (Note 3) ...............               --             5,000             5,000
     Stock-based compensation, consulting (Note 3) ..........           16,330             6,244            22,574
     Organization costs .....................................               --             1,000             1,000
     Web site hosting and Internet access ...................           12,784                --            12,784
     Depreciation and amortization ..........................           19,968                --            19,968
     Personnel ..............................................          163,303                --           163,303
     Printing ...............................................           28,915             2,342            31,257
     Consulting .............................................           37,443                --            37,443
     Professional fees ......................................           73,767            11,083            84,850
     Travel and entertainment ...............................           26,019                --            26,019
     Other ..................................................           49,394             1,163            50,557
                                                                  ------------      ------------      ------------
       Total selling, general and administrative expenses ...          584,474           150,753           735,227
                                                                  ------------      ------------      ------------
                                           Operating loss ...         (584,057)         (150,753)         (734,810)

Non-operating income (expense):
     Interest income ........................................           12,342                --            12,342
     Interest expense .......................................           (2,145)               --            (2,145)
                                                                  ------------      ------------      ------------
                                 Loss before income taxes ...         (573,860)         (150,753)         (724,613)

Income taxes (Note 4) .......................................               --                --                --
                                                                  ------------      ------------      ------------

                                                 Net loss ...     $   (573,860)     $   (150,753)     $   (724,613)
                                                                  ============      ============      ============

Basic and diluted loss per common share .....................     $      (0.06)     $      (0.02)
                                                                  ============      ============
Basic and diluted weighted average number of common shares
     outstanding ............................................        9,143,833         7,464,286
                                                                  ============      ============



                 See accompanying notes to financial statements

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                Preferred Stock                Common Stock            Additional
                                                          ---------------------------   ---------------------------     Paid-in
                                                             Shares        Par Value       Shares        Par Value      Capital
                                                          ------------   ------------   ------------   ------------   ------------

June 17, 1999 (inception) .............................             --   $         --             --   $         --   $         --
June 17, 1999 (inception) through December 31, 1999,
    contributed services (Note 5) .....................             --             --             --             --        123,870
July 1999, sale of founders stock at
   $.0054 per share ...................................             --             --      7,400,000          7,400         32,600
July 1999, stock issued for services valued
   at the value of the services (Note 3) ..............             --             --      1,100,000          1,100          9,644
August 1999, sale of common stock at
   $.01 per share .....................................             --             --        250,000            250          2,250
October 1999, options granted to purchase 250,000
   shares of common stock (Note 3) ....................             --             --             --             --             --
Net loss for the period ended December 31, 1999 .......             --             --             --             --             --
                                                          ------------   ------------   ------------   ------------   ------------
                         BALANCE, DECEMBER 31, 1999 ...             --             --      8,750,000          8,750        168,364

January 1 through June 30, 2000,
   contributed services (Note 5) ......................             --             --             --             --        147,300
February 2000, capital contributed
   by officers ........................................             --             --             --             --         10,000
August 2000, options granted to purchase 110,000
   shares of common stock (Note 3) ....................             --             --             --             --             --
August 2000, warrants granted to purchase 2,250,000
   shares of common stock (Note 3) ....................             --             --             --             --             --
September 2000, sale of common stock at
   $1.00 per share pursuant to private offering,
   net of offering costs of $21,180 (Note 3) ..........             --             --      1,120,500          1,120      1,098,200
September 2000, exercise of stock options at
   $.10 per share (Note 3) ............................             --             --         61,000             61          6,161
November 2000, options granted to purchase 120,000
   shares of common stock (Note 3) ....................             --             --             --             --             --
Net loss for the year ended December 31, 2000 .........             --             --             --             --             --
                                                          ------------   ------------   ------------   ------------   ------------
                         BALANCE, DECEMBER 31, 2000 ...             --   $         --      9,931,500   $      9,931   $  1,430,025
                                                          ============   ============   ============   ============   ============

                                                                                                          Deficit
                                                          Outstanding                                   Accumulated
                                                            Common                                       During the
                                                             Stock       Outstanding      Deferred      Development
                                                            Options        Warrants     Compensation       Stage           Total
                                                          ------------   ------------   ------------    ------------   ------------

June 17, 1999 (inception) .............................   $         --   $         --   $         --    $         --   $         --
June 17, 1999 (inception) through December 31, 1999,
    contributed services (Note 5) .....................             --             --             --              --        123,870
July 1999, sale of founders stock at
   $.0054 per share ...................................             --             --             --              --         40,000
July 1999, stock issued for services valued
   at the value of the services (Note 3) ..............             --             --             --              --         10,744
August 1999, sale of common stock at
   $.01 per share .....................................             --             --             --              --          2,500
October 1999, options granted to purchase 250,000
   shares of common stock (Note 3) ....................            500             --             --              --            500
Net loss for the period ended December 31, 1999 .......             --             --             --        (150,753)      (150,753)
                                                          ------------   ------------   ------------    ------------   ------------
                         BALANCE, DECEMBER 31, 1999 ...            500             --             --        (150,753)        26,861

January 1 through June 30, 2000,
   contributed services (Note 5) ......................             --             --             --              --        147,300
February 2000, capital contributed
   by officers ........................................             --             --             --              --         10,000
August 2000, options granted to purchase 110,000
   shares of common stock (Note 3) ....................          1,690             --             --              --          1,690
August 2000, warrants granted to purchase 2,250,000
   shares of common stock (Note 3) ....................             --        243,250       (243,250)             --             --
September 2000, sale of common stock at
   $1.00 per share pursuant to private offering,
   net of offering costs of $21,180 (Note 3) ..........             --             --             --              --      1,099,320
September 2000, exercise of stock options at
   $.10 per share (Note 3) ............................           (122)            --             --              --          6,100
November 2000, options granted to purchase 120,000
   shares of common stock (Note 3) ....................         14,640             --             --              --         14,640
Net loss for the year ended December 31, 2000 .........             --             --             --        (573,860)      (573,860)
                                                          ------------   ------------   ------------    ------------   ------------
                         BALANCE, DECEMBER 31, 2000 ...   $     16,708   $    243,250   $   (243,250)   $   (724,613)  $    732,051
                                                          ============   ============   ============    ============   ============



                 See accompanying notes to financial statements

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS


                                                                                            June 17, 1999     June 17, 1999
                                                                              For the        (inception)       (inception)
                                                                            Year Ended         Through           Through
                                                                           December 31,      December 31,      December 31,
                                                                               2000              1999              2000
                                                                           ------------     -------------     -------------
Cash flows from operating activities:
    Net loss .........................................................     $   (573,860)     $   (150,753)     $   (724,613)
    Transactions not requiring cash:
       Contributed services ..........................................          147,300           123,870           271,170
       Options granted for services ..................................               --               500               500
       Stock issued for services .....................................               --            10,744            10,744
       Amortization and depreciation .................................           19,968                --            19,968
       Changes in current assets and current liabilities:
          Prepaid expenses ...........................................           (2,405)               --            (2,405)
          Unearned Revenue ...........................................            1,100                --             1,100
          Accounts payable ...........................................           75,763            15,352            91,115
                                                                           ------------      ------------      ------------
                             Net cash used in operating activities ...         (332,134)             (287)         (332,421)
                                                                           ------------      ------------      ------------

Cash flows from investing activities:
       Cash paid for copyright .......................................              (61)             (424)             (485)
       Cash paid for trademark .......................................             (525)           (1,935)           (2,460)
       Cash paid for website .........................................         (214,886)           (7,500)         (222,386)
       Cash paid for patent ..........................................          (26,800)               --           (26,800)
       Cash paid for leasehold improvements ..........................           (2,802)               --            (2,802)
       Equipment purchases ...........................................          (16,654)               --           (16,654)
                                                                           ------------      ------------      ------------
                             Net cash used in investing activities ...         (261,728)           (9,859)         (271,587)
                                                                           ------------      ------------      ------------

Cash flows from financing activities:
       Proceeds from sale of common stock, net of offering costs .....        1,132,446            25,704         1,158,150
       Proceeds from exercise of stock options .......................            6,100                --             6,100
       Lease payments ................................................           (3,533)               --            (3,533)
       Contributed capital (Note 3) ..................................           10,000                --            10,000
                                                                           ------------      ------------      ------------
                         Net cash provided by financing activities ...        1,145,013            25,704         1,170,717
                                                                           ------------      ------------      ------------

Net change in cash and cash equivalents ..............................          551,151            15,558           566,709
Cash and cash equivalents at beginning of period .....................           15,558                --                --
                                                                           ------------      ------------      ------------
                        Cash and cash equivalents at end of period ...     $    566,709      $     15,558      $    566,709
                                                                           ============      ============      ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest ......................................................     $      2,145      $         --      $      2,145
                                                                           ============      ============      ============
       Income taxes ..................................................     $         --      $         --      $         --
                                                                           ============      ============      ============

    Non-cash investing and financing activities:
       Equipment purchased under capital lease (Note 2) ..............     $     29,967      $         --      $     29,967
                                                                           ============      ============      ============



                 See accompanying notes to financial statements

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    ORGANIZATION AND BASIS OF PRESENTATION

              IDMEDICAL.COM, Inc. (the "Company") was incorporated on June 17, 1999 to capitalize on the growing demand for online medical records systems through the systematic acquisition of paying members from targeted marketing groups which include corporations, organizations or associations. The goal of the Company is to become the premier national provider of online medical records systems. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

              Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the limited history of the need for internet services. The Company's future success will be dependent upon its ability to create and provide effective online medical records systems, the continued acceptance of the Internet and the Company's ability to develop and provide new products that meet customers' changing requirements, including the effective use of leading technologies, to continue to enhance its current systems, and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

       (b)    USE OF ESTIMATES

              The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (c)    CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.

       (d)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years. Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

       (e)    INTANGIBLE ASSETS

              Intangible assets consist of a copyright and web site and software costs:

              Copyright

              Costs are amortized over the estimated useful life of three years on the straight-line basis.

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


              Web site and Software

              The Company has adopted EITF 00-2, "Accounting for Web Site Development Costs." This EITF requires that costs of developing a web site include the costs of developing services that are offered to visitors (chat rooms, search engines, e-mail, calendars, and so forth), and should be accounted for in accordance with AICPA Statement of Position 98-1 "Accounting For the Costs of Computer Software Developed for Internal Use" (SOP 98-1).

              In accordance with the provisions of SOP 98-1 the cost of developing and implementing the Company's internet web site was expensed until the Company determined that the web site would result in future economic benefit and management was committed to funding the project. Any costs incurred during the preliminary project stage such as legal costs associated with the software or web site agreements were expensed. Thereafter, all direct external implementation and development costs were capitalized and amortized using the straight-line method over the remaining estimated useful lives, not exceeding three years. The Company capitalized direct external implementation and development costs of $46,150 and $7,500, respectively, during the year ended December 31, 2000 and the period from June 17, 1999 (inception) to December 31, 1999. The Company recorded amortization expense related to the capitalized web site costs of $12,131 and $-0-, respectively for the year ended December 31, 2000 and for the period from June 17, 1999 (inception) to December 31, 1999. Preliminary project stage and post implementation costs were expensed.

       (f)    IMPAIRMENT OF LONG-LIVED ASSETS

              The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"). Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. In addition, the recoverability of goodwill is further evaluated under the provisions of APB Opinion No. 17, Intangible Assets, based upon estimated fair value. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

       (g)    OTHER ASSETS

              Other assets include various patent and trademark application costs and deferred offering costs. The Company will begin amortizing the patent and trademark costs as the applications are approved. Deferred offering costs consist of legal, accounting and printing costs incurred in connection with the Company's private offering. The deferred costs were offset against the proceeds from the offering, at the closing of the offering.

       (h)    REVENUE RECOGNITION

              The Company recognizes membership fees ratably over the period of the membership. Fees received in advance are reflected as unearned revenue in the accompanying financial statement.

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


       (i)    SALES AND MARKETING COSTS

              Marketing expense includes the costs of advertising and other general sales and marketing costs. The Company expenses the cost of advertising and promoting its services as incurred.

       (j)    FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

              The Company has concentrated its credit risk for cash by maintaining balances in its checking accounts, money market account, and certificate of deposit, which may at times, exceed amounts insured by the U.S. Federal Deposit Insurance Corporation ("FDIC"). The loss that would have resulted from that risk totaled $465,318, at December 31, 2000 for the excess of the deposit liabilities reported by the banks over the $100,000 maximum covered by federal insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

              The carrying amounts of cash and cash equivalents, accounts payable, and capital lease payable approximate fair value due to the short-term maturity of the instruments.

        (k)   STOCK BASED COMPENSATION

              The Company accounts for stock-based compensation arrangements in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock-based compensation as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       (l)    LOSS PER COMMON SHARE

              The Company has adopted SFAS No. 128, which requires the disclosure of basic and diluted earnings per share. Basic earnings per share is calculated using income available to common shareowners divided by the weighted average of common shares outstanding during the year. Diluted earnings per share is similar to basic earnings per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options or warrants, had been issued. As of December 31, 2000 and 1999, there were 419,000 and 250,000 vested common stock options outstanding, respectively, which were excluded from the calculation of net income (loss) per share-diluted because they were antidilutive. Also excluded from the calculation of net income (loss) per share-diluted were 2,250,000 warrants granted during the year ended December 31, 2000, all of which do not vest until February 3, 2001 and would also be antidilutive.

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


(2)    BALANCE SHEET COMPONENTS

       Cash and Cash Equivalents

       Cash and cash equivalents consisted of the following at December 31, 2000:

       Main Operating Account ................................     $    255,869
       Checking Account ......................................            2,244
       Money Market Account ..................................              (15)
       Certificate of Deposit ................................          308,333
       Card Services Account .................................              278
                                                                   ------------
                                                                   $    566,709
                                                                   ============

       Property and equipment

       Property and equipment consisted of the following at December 31, 2000:

       Property and equipment under capital lease ............     $     29,967
       Leasehold improvements ................................            2,802
       Furniture and equipment ...............................           16,654
                                                                   ------------
                                                                         49,423
       Less accumulated depreciation and amortization ........           (7,675)
                                                                   ------------
                                                                   $     41,748
                                                                   ============

       Capital leases

       Capital lease obligations consisted of the following at December 31, 2000:

       Lease payable, net of imputed interest of $165,
       in 12 installments of $445, collateralized by
       furniture and equipment ...............................     $      2,062

       Lease payable, net of imputed interest of $10,576,
       in 48 installments of $777, collateralized by equipment           24,372
                                                                   ------------
                                                                         26,434
       Less current maturities ...............................           (4,829)
                                                                   ------------
                                                                   $     21,605
                                                                   ============

       Interest expense on capital lease obligations totaled $2,145 and $-0- for the year ended December 31, 2000 and the period from June 17, 1999 (inception) through December 31, 1999, respectively.

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


       Maturities on the capital lease obligations subsequent to December 31, 2000 are as follows:

       December 31,
            2001 .............................................     $     11,545
            2002 .............................................            9,319
            2003 .............................................            9,319
            2004 .............................................            6,992
                                                                   ------------
                                                                         37,175
       Less imputed interest .................................          (10,741)
                                                                   ------------
                                                                   $     26,434
                                                                   ============

       Intangible Assets

       Intangible assets consisted of the following at December 31, 2000:

       Web site ..............................................     $    222,386
       Copyright .............................................              485
       Less accumulated amortization .........................          (12,293)
                                                                   ------------
                                                                   $    210,578
                                                                   ============

       Other Assets

       Other assets consisted of the following at December 31, 2000:

       Patent ................................................     $     26,800
       Trademark .............................................            2,460
                                                                   ------------
                                                                   $     29,260
                                                                   ============

(3)    SHAREHOLDERS' EQUITY

       a)     Common stock

              In July 1999 the Company issued 1,100,000 shares of its $.001 par value common stock in exchange for consulting services valued at $10,744 which is recorded as stock based compensation in the accompanying financial statements. Of this amount, $5,000 was attributable to legal fees and $5,744 was for consulting services. The transactions were valued at the value of the services.

              During the period from May 2000 to September 2000, the Company sold 1,120,500 shares of its $.001 par value common stock for $1.00 per share in a private offering pursuant to an exemption from registration under Rule 506 (a) of Regulation D of the Securities Act of 1933, as amended. Net proceeds from the offering totaled $1,099,320, after deducting offering expenses of $21,180.

              In February 2000, officers contributed a total of $10,000 for working capital.

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


       b)     Preferred stock

              The Company is authorized to issue 1,000 shares of $.001 par value preferred stock. The Company may divide and issue the Preferred Shares in series. Each Series, when issued, shall be designated to distinguish them from the shares of all other series. The relative rights and preferences of these series include preference of dividends, redemption terms and conditions, amount payable upon shares of voluntary or involuntary liquidation, terms and condition of conversion as well as voting powers.

       c)     Stock options

              The Company has adopted a non-qualified stock option and stock grant plan for the benefit of key personnel and others providing significant services. An aggregate of 1,312,000 shares of common stock has been reserved under the plan. Options granted pursuant to the plan will be exercisable at a price no less than the market value of the shares of common stock on the date of grant. There were 419,000 and 250,000 options outstanding under this plan as of December 31, 2000 and 1999, respectively. According to the Company's policy, options granted to non-employees are accounted for under the fair value method, while options granted to employees and directors are accounted for using the intrinsic method. The fair value of the Company's common stock was determined by the board of directors based on contemporaneous equity transactions and other analysis.

              Option Pricing Model

              The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of
              5.8 percent, expected volatility of zero percent, expected life of three to five years, and no expected dividends. From June 17, 1999 (inception) to December 31, 1999, the weighted average exercise price and fair value of options granted were $.10 and $.002, respectively on the date of grant for options granted with an exercise price greater than the fair value of the stock. During the year ended December 31, 2000, the weighted average exercise price and fair value of options granted was $1.10 and $.169, respectively on the date of grant for options granted with an exercise price greater than the fair value of the stock. There were no options granted with exercise prices that equaled or were less than the fair value of the underlying stock on the date of grant.

              The fair value of each warrant granted has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.8 percent, expected volatility of zero percent, expected life of three to five years, and no expected dividends. From June 17, 1999 (inception) to December 31, 1999, there were no warrants granted. During the year ended December 31, 2000, the weighted average exercise price and fair value of warrants granted was $1.55 and $.1065, respectively on the date of grant for warrants granted with an exercise price greater than the fair value of the stock. There were no warrants granted with exercise prices that equaled or were less than the fair value of the underlying stock on the date of grant.

              The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants, which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


              Options granted to non-employees accounted for under the fair value method

              On October 15, 1999 the Company entered into agreements with seven unrelated third party consultants to provide technical advisory services, software development services, printing services, and graphic services to the Company. The Company granted the consultants fully vested options to purchase 250,000 shares of the Company's common stock. On October 15, 1999 the fair value of the stock was $.0054. The options are exercisable at $.10 and expire on October 14, 2004. The Company determined the fair value of the options in accordance with SFAS 123 to be $.002 and have recorded stock based compensation expense of $500.

              On August 1, 2000 the Company entered into an agreement with one unrelated third party consultant to provide web site consulting services to the Company. The Company granted the consultant fully vested options to purchase 10,000 shares of the Company's common stock. On August 1, 2000 the fair value of the stock was $1.00. The options are exercisable at $1.10 and expire on July 31, 2005. The Company determined the fair value of the options in accordance with SFAS 123 to be $.169 and have recorded stock based compensation expense of $1,690.

              On November 3, 2000, the Company entered into agreements with four unrelated third party consultants to provide technical advisory services, software development services, and graphic services to the Company. The Company granted the consultants fully vested options to purchase 120,000 shares of the Company's common stock. On November 3, 2000 the fair value of the stock was $1.00. The options are exercisable at $1.10 and expire on November 3, 2003. The Company determined the fair value of the options in accordance with SFAS 123 to be $.122 and have recorded stock based compensation expense of $14,640.

              Options granted to employees accounted for under the fair value method

              An employee of the Company was granted an option to purchase 100,000 shares of common stock on August 1, 2000. Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                            December 31,
                                                                   ------------------------------
                                                                       2000              1999
                                                                   ------------      ------------
       Net loss, as reported .................................     $   (573,860)     $   (150,753)
          Decrease due to:
              Employee stock options .........................          (16,900)               --
                                                                   ------------      ------------
       Pro forma net loss ....................................     $   (590,760)     $   (150,753)
                                                                   ============      ============

       As reported:
       Net loss per share - basic and diluted ................     $      (0.06)     $      (0.02)
                                                                   ============      ============

       Pro Forma:
           Net loss per share - basic and diluted ............     $      (0.06)     $      (0.02)
                                                                   ============      ============

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


              SUMMARY

              Following is a summary of the Company's stock option awards to purchase shares of common stock as of December 31, 2000 and 1999, and the changes during the period from June 17, 1999 (inception) through December 31, 2000:

          Fixed Options                                               Number
          -------------                                            ------------
       Outstanding at June 17, 1999 (inception) ..............               --
       Granted ...............................................          250,000
       Exercised .............................................               --
       Canceled ..............................................               --
                                                                   ------------
       Outstanding at December 31, 1999 ......................          250,000
       Granted ...............................................          230,000
       Exercised .............................................          (61,000)
       Canceled ..............................................               --
                                                                   ------------
       Outstanding at December 31, 2000 ......................          419,000
                                                                   ============

       d)     Warrants

              On August 1, 2000, the Company entered into agreements with three unrelated third party consultants to provide investment banking services to the Company. The Company granted the consultants warrants to purchase 1,250,000 shares of the Company's common stock at an exercise price of $1.10. On August 1, 2000 the fair value of the stock was $1.00. The warrants are exercisable beginning on February 3, 2001 and expire on February 2, 2005. The Company determined the fair value of the options in accordance with SFAS 123 to be $.121 and has recorded deferred compensation of $151,250.

              Also on August 1, 2000, the Company entered into agreements with the same three unrelated third party consultants as mentioned in the above paragraph. The Company granted the consultants warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $2.00. On August 1, 2000 the fair value of the stock was $1.00. The warrants are exercisable on February 3, 2001 and expire on February 2, 2005. The Company determined the fair value of the options in accordance with SFAS 123 to be $.092 and have recorded deferred compensation of $92,000.

              A total of 2,250,000 warrants were granted and deferred compensation of $243,250 is recorded in the accompanying financial statements.

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


(4)    INCOME TAXES

              A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the year ended December 31, 2000 and for the period from June 17, 1999 (inception) through December 31, 1999:

                                                                                     June 17, 1999
                                                                                      (inception)
                                                                    Year Ended          through
                                                                   December 31,       December 31,
                                                                       2000               1999
                                                                   ------------      -------------

       U.S. statutory federal rate, graduated ................            34.00%             26.41%
       State income tax rate, net of federal .................             5.74%              6.40%
       Permanent book-to-tax differences .....................            (0.35)%            (1.08)%
       Net operating loss (NOL) for which
           no tax benefit is currently available .............           (39.39)%           (31.73)%
                                                                   ------------       ------------
                                                                           0.00%              0.00%
                                                                   ============       ============

              At December 31, 2000, deferred tax assets consisted of a net tax asset of $269,314, due to operating loss carryforwards of $713,061, which was fully allowed for, in the valuation allowance of $269,314. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2000 and for the period from June 17, 1999 (inception) through December 31, 1999 totaled $221,485 and $47,829, respectively. The current tax benefit also totaled $221,485 and $47,829 for the year ended December 31, 2000 and for the period from June 17, 1999 (inception) through December 31, 1999, respectively. The net operating loss carryforward expires through the year 2020.

              The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

              Should the Company undergo an ownership change as defined in
              Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(5)    RELATED PARTY TRANSACTIONS

              Certain officers of the Company provided services such as administration, accounting and project management, at no charge. The value of those services was recognized in the accompanying financial statements through a charge to compensation and a corresponding credit to paid-in capital. The Company recognized contributed services totaling $147,300 and $123,870, respectively, for the year ended December 31, 2000 and the period from June 17, 1999 (inception) through December 31, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have not engaged new accountants and there have been no disagreements with our accountants regarding matters of accounting or financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         The directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are, as follows:

Name               Age     Position                                      Director Since
----               ---     --------                                      --------------
Dr. Richard J.     59      President, Chief Executive Officer and          June 1999
Schaller, Sr.              Director

Neil A. Cox        51      Vice President, Treasurer, Chief Financial      June 1999
                           Officer, Secretary and Director

Dr. Richard J.     36      Director                                        June 1999
Schaller, Jr.

         The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

DR. RICHARD J. SCHALLER, SR. has served as President, Chief Executive Officer and Director of the Company since June 1999. He earned his Ph.D. in Engineering from Drexel University in 1971. He worked in various engineering and management positions for several Fortune 500 companies, including Westinghouse Electric Corp. and Air Products & Chemicals. His most recent work experience has primarily been in the information technology area, where he applied computer hardware and software to solve industrial problems. In 1993, Dr. Schaller founded the S&L Group, which applied computer systems for electronic billing to insurance companies for medical claims. From 1996 to the present, Dr. Schaller served as President of Apex Affiliates Inc., a consulting organization.

NEIL A. COX has served as Vice President, Secretary, Treasurer, Chief Financial Officer and Director of the Company since June 1999. He graduated from West Texas State University with a B.B.A. From 1971 to 1974, he served as a First Lieutenant in the United States Army. From 1974 to the present, Mr. Cox worked as a registered stockbroker at Rocky Mountain Securities and Investments, Inc., located in Denver, Colorado. He has also worked as an independent insurance broker. He is currently a director of Rocky Mountain Securities and Investments, Inc. In accordance with Article III, Section 40 of the National Association of Securities Dealers, Inc.'s Rules of Fair Practice regarding outside business activities, Rocky Mountain Securities & Investments, Inc. has no relationship or affiliation with IDMedical or IDMedical's proposed operations.

DR. RICHARD J. SCHALLER, JR. has served as Director of the Company since June 1999. He graduated from Muhlenberg College in 1986 with a B.S. in Biology and Natural Science. He graduated from Penn State University College of Medicine with a Medical Degree in 1990. He graduated from the Eastern Virginia Graduate School of Medicine in 1994, where he served as Chief Resident from 1993 to 1994. Since 1994, Dr. Schaller has practiced as an emergency physician at Memorial Hospital of Burlington County in Mount Holly, New Jersey, as well as Overlook Hospital in Summit, New Jersey. Dr. Schaller is a medical director of Complete Care Inc., a multi-disciplinary medical practice located in Scotch Plains, New Jersey. He is currently a clinical instructor of emergency medicine with the University of Medicine and Dentistry of New Jersey. In 1994, Dr. Schaller was given the only award for "Clinical Excellence in Emergency Medicine" by the EMRA (Emergency Medicine Residents Association). He was selected for this national award from 3,000 resident doctors nationwide.

SIGNIFICANT EMPLOYEES OF THE COMPANY

In August, 2000, we appointed Phillip Gatto as our Chief Technical Officer. Mr. Gatto, 61, graduated from Pennsylvania Military College with a BS in Electrical Engineering. He also completed advanced degree work at Drexel University and the University of Corpus Christi. Mr. Gatto began his career as a systems engineer for the U.S. Navy, overseeing the installation of tactical data systems on numerous ships. He then worked as a computer systems design engineer for NASA at the Goddard Space Flight Center. From 1975 to 1982, Mr. Gatto was a regional sales manager for Honeywell Information Systems and a marketing manager for AT&T. In 1982, he became the director of national accounts operation for Amperif Corporation. While at Amperif, Mr. Gatto was responsible for servicing the AT&T and Bell Operating Companies' national accounts. From 1986 to 1996, Mr. Gatto worked as Principal for Business Procurement Inc. (BPI). While at BPI, he was in charge of the company's finances and oversaw the implementation of various computer networks. From 1996 to the present, Mr. Gatto served as Director of Business Development for Business Technology Center (BTC) at West Chester University. His duties at BTC include securing business relationships for the company, designing the company's website, and serving as a project manager on several key projects.

We have no other significant employees.

FAMILY RELATIONSHIPS

Richard J. Schaller, Sr., President, CEO and director, is the father of Dr. Richard J. Schaller Jr., director.

Neil A. Cox, our Vice President, Treasurer, CFO, Secretary and a director, is the brother-in-law of Richard J. Schaller, Sr.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information about compensation paid to, or accrued for the benefit of the Company's officers and directors during the years ended December 31, 2000 and 1999, the only years in which the Company was in operation. None of the Company's directors or executive officers earned more than $100,000 during the years ended December 31, 2000 and 1999.

                           Summary Compensation Table

                                                      Annual Compensation
                                                -------------------------------
                  (a)                  (b)                             (e)
                 Name                  Year                            Other
                  And                 Ended        (c)      (d)       Annual
               Principal             December    Salary    Bonus   Compensation
               Position                 31         ($)      ($)        ($)
----------------------------------   --------   --------   -----   ------------
Richard J.  Schaller, Sr., CEO,        2000      39,342     -0-        -0-
President & Director                   1999        -0-      -0-        -0-

Neil A. Cox, Vice President, CFO,      2000      39,342     -0-        -0-
Treasurer, Secretary & Director        1999        -0-      -0-        -0-

Richard J. Schaller, Jr., Director     2000        -0-      -0-        -0-
                                       1999        -0-      -0-        -0-

                                                  Long Term Compensation
                                            ---------------------------------
                                                       Awards         Payouts
                                            ---------------------------------
           (a)                   (b)            (f)         (g)         (h)          (i)
           Name                  Year       Restricted                               All
           And                  Ended          Stock       Shares       LTIP        Other
        Principal               December     Award(s)    Underlying   Payouts    Compensation
         Position                 31            ($)       Options       ($)          ($)
---------------------------   -----------   ----------   ----------   --------   ------------

Richard J.  Schaller,            2000           -0-          -0-         -0-          -0-
Sr., CEO, President &            1999           -0-          -0-         -0-          -0-
Director

Neil A. Cox, Vice                2000           -0-          -0-         -0-          -0-
President, CFO,                  1999           -0-          -0-         -0-          -0-
Treasurer, Secretary &
Director

Richard J. Schaller, Jr.,        2000           -0-          -0-         -0-          -0-
Director                         1999           -0-          -0-         -0-          -0-


OPTION/SAR GRANTS IN LAST FISCAL YEAR

This table has been omitted, as we did not grant any stock options or stock appreciation rights during 2000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

This table has been omitted, as no stock options were exercised during fiscal year 2000.

LONG-TERM INCENTIVE PLANS ("LTIP") - AWARDS IN LAST FISCAL YEAR

This table has been omitted, as no executive officers received awards under any LTIP during fiscal year 2000.

COMPENSATION OF DIRECTORS

We did not pay any compensation to our directors for service provided as a director during fiscal year 2000. There are no formal or informal understandings or arrangements relating to compensation. However, directors may be reimbursed for all reasonable expenses incurred by them in conducting our business. These expenses include out-of-pocket expenses for a variety of items including travel, telephone, postage, and Federal Express charges.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

Our board of directors has complete discretion as to the appropriateness of:

     (a)  key-man life insurance;
     (b)  officer and director liability insurance;
     (c) employment contracts with and compensation of executive officers and directors;
     (d)  indemnification contracts; and
     (e)  incentive plans to award executive officers and key employees.

Our board of directors is responsible for reviewing and determining the annual salary and other compensation of our executive officers and key employees. Our goals are to align compensation with business objectives and performance and to attract, retain, and reward executive officers and other key employees who contribute to the long-term success of IDMedical. In the future, executive compensation may include, without limitation, cash bonuses, stock option grants, and stock reward grants. In addition, we may institute a pension plan or similar retirement plans.

EMPLOYEE BENEFIT AND CONSULTING SERVICES COMPENSATION PLANS

We currently have in effect one Employee Benefit and Consulting Services Compensation Plan, known as the 1999 IDMedical.com, Inc. Stock Option Plan. The plan covers 1,312,000 shares of common stock, none of which have been registered. To date, a total of 250,000 options to purchase common stock at $0.10 per share and 230,000 options to purchase common stock at $1.10 have been granted under this plan. Of these amounts, 61,000 options have been exercised.

Under the plan, we may issue shares of common stock or grant options to purchase common stock to qualified consultants, advisors, officers, directors and employees of IDMedical. The purpose of the plan is to promote the best interests of IDMedical and its stockholders by providing a means of non-cash remuneration to eligible participants who contribute to the operating progress of the Company. The board of directors or a committee of directors administers the plan and has the discretion to determine from time to time:

     o    the eligible participants to receive an award;
     o the number of shares of stock issuable directly or to be granted in accordance with options;
     o the price at which the option may be exercised, or the price per share in cash, cancellation of fees, or other payment for which we are liable if a direct issue of stock is involved; and
     o    all other terms on which each option will be granted.

The total number of shares of common stock reserved for issuance under this plan may be increased only by a resolution of the board of directors and an amendment to the plan. Additional shares reserved for the plan will be either authorized and unissued common stock or reacquired common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 15, 2001, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.

                                                  Amount and Nature of
Name and Address of Beneficial Owner (1)        Beneficial Ownership (1)     Percent of Class (2)
-------------------------------------------     ------------------------     --------------------

Richard J. Schaller, Sr. (3)                           1,850,000                     18.63%

Neil A. Cox                                            1,839,000                     18.51%

Dr. Richard J. Schaller, Jr. (3)                       1,850,000                     18.63%

Includes all officers and directors of the             5,539,000                     55.77%
Company as a group (3 persons)

Dr. Vincent E. Schaller (3)                            1,850,000                     18.63%



(1) Unless otherwise indicated, all shares are beneficially owned by the persons named. The address of each person is 4333 N. 30th Street, Boulder, Colorado 80301.

(2) Based upon 9,931,500 shares outstanding at March 15, 2001, plus the amount of shares each person or group has the right to acquire within 60 days under options, warrants, rights, conversion privileges, or similar obligations.

(3) Richard J. Schaller, Sr. is the father of Dr. Richard J. Schaller, Jr. and Dr. Vincent E. Schaller. Each would be deemed to have beneficial ownership of the shares owned by the other two. For purposes of this chart, however, their ownership is indicated individually.

(4) All of the shares of Common Stock held by officers, directors and principal shareholders listed above are "restricted securities" and, as such, are subject to limitations on resale. The shares may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended, under certain circumstances.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Our founders are Richard J. Schaller Sr., President, CEO and director; Neil A. Cox, Vice President, Treasurer, CFO, Secretary, and director; Dr. Richard J. Schaller Jr., director; and Dr. Vincent E. Schaller, a former director. On June 28, 1999 each founder was issued 1,850,000 shares of IDMedical.com common stock for their capital contribution of $10,000 each.

         During the year 2000, Dr. Vincent E. Schaller was paid $20,000 in consulting fees for services rendered to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
Number         Description
-------        -----------

3.1 Articles of Incorporation, as currently in effect. (Incorporated by reference to Exhibit 3.1 of the company's Registration Statement on Form SB-2, filed October 13, 2000).

3.2 Bylaws, as currently in effect. (Incorporated by reference to Exhibit 3.2 of the company's Registration Statement on Form SB-2, filed October 13, 2000).

10.1 IDMedical.com, Inc. 1999 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of the company's Registration Statement on Form SB-2, filed October 13, 2000).

10.2           Form of Common Stock Purchase Warrant, exercise price $1.10.
               (Incorporated by reference to Exhibit 10.2 of the company's Registration Statement on Form SB-2, filed October 13, 2000).

10.3           Form of Common Stock Purchase Warrant, exercise price $2.00.
               (Incorporated by reference to Exhibit 10.3 of the company's Registration Statement on Form SB-2, filed October 13, 2000).

10.4 Contract with digitalNATION - a VERIO company - Inc. for Web hosting, as executed November 10, 1999. (Incorporated by reference to Exhibit 10.4 of the company's Registration Statement on Form SB-2, filed October 13, 2000).

10.5 Contract with Fastnet Corporation for Web hosting, executed October 17, 2000. (Incorporated by reference to Exhibit 10.5 of the company's Amended Registration Statement on Form SB-2/A-1, filed December 18, 2000).

10.6 Contract with Happy Harry's Discount Drug Stores for establishment of a referral relationship, executed June 7, 2000. (Incorporated by reference to Exhibit 10.6 of the company's Amended Registration Statement on Form SB-2/A-1, filed December 18, 2000).

10.7 Contract with Dover Family Physicians, P.A. for establishment of a referral relationship, executed April 14th, 2000. (Incorporated by reference to Exhibit 10.7 of the company's Amended Registration Statement on Form SB-2/A-1, filed December 18,
               2000).

(b)  Reports on Form 8-K

No current reports on Form 8-K were filed during the last quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2001.

                                 IDMEDICAL.COM, INC.


                                 By: /s/ Richard J. Schaller, Sr.
                                     ------------------------------------------
                                 Richard J. Schaller, Sr., President, CEO, and Principal Executive Officer

                                 By: /s/ Neil A. Cox
                                     ------------------------------------------
                                 Neil A. Cox, Treasurer, CFO, Principal
                                 Accounting Officer and Principal Financial
                                 Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By: /s/ Richard J. Schaller, Sr.
                                     ------------------------------------------
                                 Richard J. Schaller, Sr., Director

                                 Date:  March 31, 2001



                                 By: /s/ Neil A. Cox
                                     ------------------------------------------
                                 Neil A. Cox, Director

                                 Date:  March 31, 2001


                                 By: /s/ Richard J. Schaller, Jr.
                                     ------------------------------------------
                                 Richard J. Schaller, Jr., Director

                                 Date:  March 31, 2001