Form 10QSB
period 2001-03-31
IDMEDICAL COM INC
filed 2001-05-15
CIK 1102358

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 2001            Commission File Number: 0001102358
                   --------------                                    ----------



                               IDMEDICAL.COM, INC.
             (Exact name of registrant as specified in its charter)


            COLORADO                                     84-1506325
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 4333 N. 30th Street, Boulder, Colorado                     80301
(Address of principal executive offices)                  (Zip code)

                                 (303) 447-8638
              (Registrant's telephone number, including area code)


             (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes     X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001 par value                     9,931,500
           Class                    Number of shares outstanding at May 11, 2001

--------------------------------------------------------------------------------
                        This document is comprised of 11 pages.

FORM 10-QSB
1ST QUARTER

                                     INDEX

                                                                                               Page
                                                                                               ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, March 31, 2001 (unaudited).........................................3
     Condensed statements of operations, three months ended March 31,
        2001 and 2000 (unaudited), and June 11, 1999 (inception) through
        March 31, 2001 (unaudited)...............................................................4
     Condensed statements of cash flows, three months ended March 31,
        2001 and 2000 (unaudited), and June 11, 1999 (inception) through
        March 31, 2001 (unaudited)...............................................................5
     Notes to condensed financial statements (unaudited).........................................6

     Item 2.  Plan of Operation..................................................................7

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information..................................................................8
     Item 2.  Changes in Securities..............................................................8
     Item 3.  Defaults Upon Senior Securities....................................................8
     Item 4.  Submission of Matters to a Vote of Security Holders................................8
     Item 5.  Other Information..................................................................8
     Item 6.  Exhibits and Reports on Form 8-K...................................................9

     Signatures.................................................................................11

PART 1.  ITEM 1.  FINANCIAL INFORMATION

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2001

ASSETS
Current assets:
    Cash and cash equivalents ...................................................   $   219,458
    Prepaid expenses ............................................................         2,405
                                                                                    -----------
                                                             Total current assets       221,863

Property and equipment, less accumulated depreciation and
    amortization of $12,260 .....................................................        37,163
Intangible assets, less accumulated amortization of $41,161 .....................       305,259
Other assets ....................................................................        29,787
                                                                                    -----------
                                                                                    $   594,072
                                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses ......................................   $    29,266
     Unearned revenue ...........................................................         1,031
     Current maturities on capital lease obligations ............................         5,933
                                                                                    -----------
                                                        Total current liabilities        36,230

Long-term debt:
     Capital lease obligations, less current maturities .........................        18,177
                                                                                    -----------
                                                                Total liabilities        54,407
                                                                                    -----------

Shareholders' equity:
     Preferred stock ............................................................            --
     Common stock ...............................................................         9,931
     Additional paid-in capital .................................................     1,430,025
     Outstanding common stock options ...........................................        16,708
     Outstanding warrants .......................................................       243,250
     Deferred compensation ......................................................      (243,250)
     Deficit accumulated during development stage ...............................      (916,999)
                                                                                    -----------
                                                       Total shareholders' equity       539,665
                                                                                    -----------
                                                                                    $   594,072
                                                                                    ===========


           See accompanying notes to condensed financial statements.

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                            June 17,
                                                                                              1999
                                                               Three Months Ended         (Inception)
                                                                    March 31,               Through
                                                            --------------------------      March 31,
                                                               2001            2000           2001
                                                            -----------    -----------    -----------
Revenue, net ............................................   $       424    $        --    $       841

Operating expenses:
     Stock-based compensation ...........................            --             --         27,574
     Selling, general and administrative ................       159,093         79,107        846,778
     Depreciation and amortization ......................        33,453             --         53,421
                                                            -----------    -----------    -----------
                                 Total operating expenses       192,546         79,107        927,773
                                                            -----------    -----------    -----------
                                           Operating loss      (192,122)       (79,107)      (926,932)

Interest income .........................................         1,079             --         13,421
Interest expense ........................................        (1,343)            --         (3,488)
                                                            -----------    -----------    -----------
                             Net loss before income taxes      (192,386)       (79,107)      (916,999)

Income taxes (Note B) ...................................            --             --             --
                                                            -----------    -----------    -----------

                                                 Net loss   $  (192,386)   $   (79,107)   $  (916,999)
                                                            ===========    ===========    ===========

Basic loss per common share .............................   $     (0.02)   $     (0.01)
                                                            ===========    ===========
Basic weighted average common shares outstanding ........     9,931,500      8,750,000
                                                            ===========    ===========


           See accompanying notes to condensed financial statements.

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                               June 17,
                                                                                                                 1999
                                                                                    Three Months Ended       (Inception)
                                                                                        March 31,               Through
                                                                               ---------------------------     March 31,
                                                                                    2001           2000          2001
                                                                                -----------    -----------    -----------
Net cash used in operating activities .......................................   $  (220,851)   $    (7,957)   $  (553,272)
                                                                                -----------    -----------    -----------

Cash flows from investing activities:
    Cash paid for copyright .................................................            --             --           (485)
    Cash paid for trademark .................................................            --             --         (2,460)
    Cash paid for web site ..................................................      (123,549)        (8,605)      (345,935)
    Cash paid for patent ....................................................          (527)            --        (27,327)
    Cash paid for leasehold improvements ....................................            --             --         (2,802)
    Equipment purchases .....................................................            --             --        (16,654)
                                                                                -----------    -----------    -----------
                                        Net cash used in investing activities      (124,076)        (8,605)      (395,663)
                                                                                -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds from sale of common stock, net of
       offering costs .......................................................            --             --      1,158,150
    Proceeds from exercise of stock options .................................            --             --          6,100
    Lease payments ..........................................................        (2,324)            --         (5,857)
    Contributed capital .....................................................            --         10,000         10,000
                                                                                -----------    -----------    -----------
                          Net cash (used in) provided by financing activities        (2,324)        10,000      1,168,393
                                                                                -----------    -----------    -----------

                                                           Net change in cash      (347,251)        (6,562)       219,458
Cash, beginning of period ...................................................       566,709         15,558             --
                                                                                -----------    -----------    -----------

                                                          Cash, end of period   $   219,458    $     8,996    $   219,458
                                                                                ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest .............................................................   $     1,343    $        --    $     3,488
                                                                                ===========    ===========    ===========
       Income taxes .........................................................   $        --    $        --    $        --
                                                                                ===========    ===========    ===========

            See accompanying notes to condensed financial statements.

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A:  BASIS OF PRESENTATION

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2000, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2001, the Company was devoting substantially all of its efforts to financial planning, raising capital and developing markets and its web site.

Financial data presented herein are unaudited.

NOTE B:  INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

PART I.  ITEM 2.  PLAN OF OPERATION

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

PLAN OF OPERATION

During the next twelve months the Company's development efforts will focus on the production of CD-ROM or DVD-based software, which will be marketed to physicians' offices and hospitals. Utilizing the data-entry process previously developed for use on the web site, this software will allow offices and hospitals to convert their existing paper or electronic records into the IDMedical format.

Management believes that the Company's current cash balance can satisfy its cash requirements until approximately July 1, 2001. Until then, the Company will need to either realize substantial additional revenue from business activities or raise additional funds to meet future cash requirements. Additional funding may come from the sale of the Company's common or preferred stock, from governmental or private investment organizations, or from financial institutions. There is no guarantee that the Company will be successful in securing additional financing. Failure to raise additional funds may prevent the Company from expanding operations or pursuing other aspects of its business plan. Such a failure may ultimately result in the Company being forced to cease operations, resulting in a loss to shareholders.

The Company currently has six full-time employees. The Company anticipates hiring an additional three full-time employees within the next twelve months. The Company plans to obtain leases, rather than making capital expenditures, to reduce cash outflows.

FINANCIAL CONDITION

As of March 31, 2001, the Company had total assets of $594,072 as compared to $850,700 at December 31, 2000. The decrease was related to the Company's use of cash during the quarter. During the three months ended March 31, 2001, the Company's cash balance decreased by $347,251. During the three months ended March 31, 2001, the Company used $220,851 in operating activities consisting of the net loss and repayment of liabilities. During the first quarter of 2001, the Company used $124,076 and $2,324 in investing activities and financing activities, respectively. The Company invested $123,549 in web site development and $527 in patent costs. In addition, the Company made lease payments totaling $2,324.

RESULTS OF OPERATIONS

During the three months ended March 31, 2001, the Company recorded revenue totaling $424 as compared with $-0- for the three months ended March 31, 2000. The increase in revenues was a result of the Company developing its web site and selling memberships to customers for use of the site. Operating expenses increased from $79,107 for the three months ended March 31, 2000 to $169,409 for the three months ended March 31, 2001. The operating expenses increased due to an increase in depreciation and amortization. The Company also began paying salaries following the closing of its common stock offering in September of 2000. Interest income totaled $1,079 and $-0- for the three months ended March 31, 2001 and 2000, respectively. The increase was due to the investment of the proceeds received from the common stock offering in an interest bearing bank account. Interest expense totaled $1,343 and $-0- for the three months ended March 31, 2001 and 2000, respectively. The increase was due to capital leases obtained by the Company during the fourth quarter of 2000.

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

PART 2.    OTHER INFORMATION

Items 1 through 4 - No response required.

Item 5 - Other information

On March 19, 2001, Vincent E. Schaller, a director of the registrant, transferred by gift 500,000 shares of the Registrant's restricted common stock to Richard Korn. On April 5, 2001, Richard J. Schaller, Jr., a director of the Registrant, transferred by gift 500,000 shares of the Registrant's common stock to Mr. Korn. The following table sets forth, as of May 14, 2001, the stock ownership of each person known by the Registrant to be the beneficial owner of 5% or more of its common stock.

                                                     Amount and Nature of
Name and Address of Beneficial Owner(1)            Beneficial Ownership(1)          Percent of Class(2)
---------------------------------------            -----------------------          -------------------
Richard J. Schaller, Sr.(3)(4)                             1,850,000                          18.63%
Neil A. Cox(4)                                             1,839,000                          18.51%
Dr. Richard J. Schaller, Jr.(3)(4)                         1,350,000                          13.59%
Dr. Vincent E. Schaller(3)(4)                              1,350,000                          13.59%
Richard Korn(5)                                            1,000,000                          10.06%
Includes all officers and directors of the                 6,389,000                          64.33%
Company as a group (4 persons)

---------

(1) Unless otherwise indicated, all shares are beneficially owned by the persons named. Unless otherwise indicated, the address of each person is 4333 N. 30th Street, Boulder, Colorado 80301.

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

(2) Based upon 9,931,500 shares outstanding at May 14, 2001, plus the amount of shares each person or group has the right to acquire within 60 days under options, warrants, rights, conversion privileges, or similar obligations.

(3) Richard J. Schaller, Sr. is the father of Dr. Richard J. Schaller, Jr. and Dr. Vincent E. Schaller. Each would be deemed to have beneficial ownership of the shares owned by the other two. For purposes of this chart, however, their ownership is indicated individually.

(4)  Officer and/or director.

(5)  Mr. Korn's address is P.O. Box 1450, Hockessin, Delaware 19707.


Item 6 - Exhibits and reports on Form 8-K

(a)      Exhibits

         Exhibit Number                    Description

          3.1            Articles of Incorporation, as currently in effect.
                         (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File October 13, 2000).

          3.2 Bylaws, as currently in effect. (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2, File October 13, 2000).

          10.1           IDMedical.com, Inc. 1999 Stock Option Plan.
                         (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2, File October 13, 2000).

          10.2 Form of Common Stock Purchase Warrant, exercise price $1.10. (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2, File October 13, 2000).

          10.3 Form of Common Stock Purchase Warrant, exercise price $2.00. (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2, File October 13, 2000).

          10.4           Contract with digitalNATION - a VERIO company - Inc.
                         for Web Hosting as executed November 10, 1999. (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2, File October 13, 2000).

          10.5 Contract with Fastnet Corporation for Web hosting executed October 17, 2000. (Incorporated by reference to Exhibit 10.5 of the Company's Amended Registration Statement on Form SB-2/A-1, File December 18, 2000).

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)


          10.6 Contract with Happy Harry's Discount Drub Stores for establishment of a referral relationship, executed June 7, 2000. (Incorporated by reference to
                         Exhibit 10.6 of the Company's Amended Registration Statement on Form SB-2/A-1, File December 18, 2000).

          10.7 Contract with Dover Family Physicians, P.A. for establishment of a referral relationship, executed April 14, 2000. (Incorporated by reference to
                         Exhibit 10.7 of the Company's Amended Registration Statement on Form SB-2/A-1, File December 18, 2000).


          (b) Reports on Form 8-K

          There were no reports on Form 8-K.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                IDMEDICAL.COM, INC.
                                                (Registrant)


DATE:    May 11, 2001                           BY: /s/ Richard J. Schaller, Sr.
         ------------                              -----------------------------
                                                   Richard J. Schaller, Sr.
                                                   President, CEO and Principal
                                                   Executive Officer