Form 10QSB
period 2001-06-30
IDMEDICAL COM INC
filed 2001-08-14
CIK 1102358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 2001              Commission File Number: 333-47294
                   -------------                                      ---------


                               IDMEDICAL.COM, INC.
             (Exact name of registrant as specified in its charter)


            COLORADO                                            84-1506325
            --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


 4333 N. 30th Street, Boulder, Colorado                           80301
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip code)

                                 (303) 447-8638
                                 --------------
              (Registrant's telephone number, including area code)



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
                                                                 Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                     10,281,500
-------------------------------                     ----------
             Class               Number of shares outstanding at August 10, 2001

--------------------------------------------------------------------------------
                     This document is comprised of 11 pages.

FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                                           Page
                                                                                           ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, June 30, 2001 (unaudited)...................................  3
     Condensed statements of operations, three and six months ended
        June 30, 2001 and 2000 (unaudited), and June 17, 1999 (inception)
        through June 30, 2001 (unaudited).................................................  4
     Condensed statements of cash flows, six months ended
        June 30, 2001 and 2000 (unaudited), and June 17, 1999 (inception)
        through June 30, 2001 (unaudited).................................................  5
     Notes to condensed financial statements (unaudited)..................................  6

     Item 2.  Plan of Operation...........................................................  7

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information...........................................................  8
     Item 2.  Changes in Securities.......................................................  8
     Item 3.  Defaults Upon Senior Securities.............................................  8
     Item 4.  Submission of Matters to a Vote of Security Holders.........................  8
     Item 5.  Other Information...........................................................  8
     Item 6.  Exhibits and Reports on Form 8-K............................................  8

     Signatures........................................................................... 10

PART 1. ITEM 1. FINANCIAL INFORMATION

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 2001

ASSETS
Current assets:
    Cash and cash equivalents....................................   $    78,559
    Prepaid expenses.............................................         2,405
                                                                    -----------
                                             Total current assets        80,964

Property and equipment, less accumulated depreciation and
    amortization of $18,197......................................        33,626
Intangible assets, less accumulated amortization of $70,029......       276,391
Other assets.....................................................        31,917
                                                                    -----------
                                                                    $   422,898
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses.......................   $    23,241
     Unearned revenue............................................           924
     Current maturities on capital lease obligations.............         5,337
                                                                    -----------
                                        Total current liabilities        29,502

Long-term debt:
     Capital lease obligations, less current maturities..........        16,741
                                                                    -----------
                                                Total liabilities        46,243
                                                                    -----------

Shareholders' equity:
     Preferred stock.............................................            --
     Common stock................................................         9,931
     Additional paid-in capital..................................     1,430,025
     Outstanding common stock options............................        16,708
     Outstanding warrants........................................       243,250
     Deferred compensation.......................................      (243,250)
     Deficit accumulated during development stage................    (1,080,009)
                                                                    -----------
                                       Total shareholders' equity       376,655
                                                                    -----------
                                                                    $   422,898
                                                                    ===========

            See accompanying notes to condensed financial statements

                     IDMEDICAL.COM, INC.
                (A Development Stage Company)

              CONDENSED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                                                                                                     July 17,
                                                                                                                       1999
                                                     Three Months Ended                Six Months Ended            (Inception)
                                                          June 30,                          June 30,                 Through
                                               -----------------------------     -----------------------------       June 30,
                                                   2001             2000             2001             2000             2001
                                               ------------     ------------     ------------     ------------     ------------
Revenue, net ...............................   $        936     $         --     $      1,360     $         55     $      1,777

Operating expenses:
     Stock-based compensation ..............             --               --               --               --           27,574
     Selling, general and administrative ...        130,828           34,602          289,921          113,709          977,606
     Depreciation and amortization .........         34,805            4,562           68,258            4,562           88,226
                                               ------------     ------------     ------------     ------------     ------------
                    Total operating expenses        165,633           39,164          358,179          118,271        1,093,406
                                               ------------     ------------     ------------     ------------     ------------
                              Operating loss       (164,697)         (39,164)        (356,819)        (118,216)      (1,091,629)
                                                                                                                   ------------
Interest income ............................          2,875               --            3,954               --           16,296
Interest expense ...........................         (1,188)            (230)          (2,531)            (230)          (4,676)
                                               ------------     ------------     ------------     ------------     ------------
                Net loss before income taxes       (163,010)         (39,394)        (355,396)        (118,446)      (1,080,009)

Income taxes (Note B) ......................             --               --               --               --               --
                                               ------------     ------------     ------------     ------------     ------------

                                    Net loss   $   (163,010)    $    (39,394)    $   (355,396)    $   (118,446)    $ (1,080,009)
                                               ============     ============     ============     ============     ============

Basic loss per common share ................   $      (0.02)    $          *     $      (0.04)    $      (0.01)
                                               ============     ============     ============     ============
Basic weighted average common
     shares outstanding ....................      9,931,500        8,750,000        9,931,500        8,750,000
                                               ============     ============     ============     ============

----------
* Less than $.01 per share

            See accompanying notes to condensed financial statements

                                  IDMEDICAL.COM, INC.
                             (A Development Stage Company)

                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                                                            June 17,
                                                                                              1999
                                                                 Six Months Ended          (Inception)
                                                                     June 30,                Through
                                                           ---------------------------       June 30,
                                                               2001           2000             2001
                                                           -----------     -----------     -----------
Net cash used in operating activities .................    $  (355,664)    $   (40,550)    $  (688,085)
                                                           -----------     -----------     -----------

Cash flows from investing activities:
    Cash paid for copyright ...........................             --             (61)           (485)
    Cash paid for trademark ...........................             --            (525)         (2,460)
    Cash paid for web site ............................       (123,549)        (27,500)       (345,935)
    Cash paid for patent ..............................         (2,657)         (8,840)        (29,457)
    Cash paid for leasehold improvements ..............             --              --          (2,802)
    Equipment purchases ...............................         (2,400)        (12,878)        (19,054)
                                                           -----------     -----------     -----------
                  Net cash used in investing activities       (128,606)        (49,804)       (400,193)
                                                           -----------     -----------     -----------

Cash flows from financing activities:
    Proceeds from sale of common stock, net of
       offering costs .................................             --         765,800       1,158,150
    Proceeds from exercise of stock options ...........             --              --           6,100
    Lease payments ....................................         (3,880)             --          (7,413)
    Contributed capital ...............................             --          10,000          10,000
                                                           -----------     -----------     -----------
    Net cash (used in) provided by financing activities         (3,880)        775,800       1,166,837
                                                           -----------     -----------     -----------
                                     Net change in cash       (488,150)        685,446          78,559
Cash, beginning of period .............................        566,709          15,558              --
                                                           -----------     -----------     -----------
                                    Cash, end of period    $    78,559     $   701,004     $    78,559
                                                           ===========     ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest .......................................    $     2,531     $        --     $     4,676
                                                           ===========     ===========     ===========
       Income taxes ...................................    $        --     $        --     $        --
                                                           ===========     ===========     ===========

            See accompanying notes to condensed financial statements

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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of June 30, 2001, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets and its web site.

Financial data presented herein are unaudited.

NOTE B: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE C: CONSULTING AGREEMENT

On April 1, 2001, the Company entered into a consulting agreement with Juliard Communications, Inc. ("Juliard"). Juliard agreed to provide strategic planning, business management, advertising and marketing consulting services in exchange for a monthly fee of $5,000. The term of the agreement is from April 1, 2001 through September 30, 2001 and may be extended with the consent of both parties for a second term of 12 months. The Company paid Juliard $15,000 during the three months ended June 30, 2001.

On July 10, 2001, the parties amended the agreement. Juliard agreed to perform additional services including visual design and re-design work of the Company's web site and computer programming in exchange for 200,000 shares of the Company's common stock. The Company issued 200,000 shares of its common stock to Juliard on August 3, 2001.

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

Management believes that the Company's current cash balance can satisfy its cash requirements until approximately October 31, 2001. Until then, the Company will need to either realize substantial additional revenue from business activities or raise additional funds to meet future cash requirements. Additional funding may come from the sale of the Company's common or preferred stock, from governmental or private investment organizations, or from financial institutions. There is no guarantee that the Company will be successful in securing additional financing. Failure to raise additional funds may prevent the Company from expanding operations or pursuing other aspects of its business plan. Such a failure may ultimately result in the Company being forced to cease operations, resulting in a loss to shareholders.

The Company currently has six full-time employees. The Company anticipates hiring an additional three full-time employees within the next twelve months. The Company plans to obtain leases, rather than making capital expenditures, to reduce cash outflows.

FINANCIAL CONDITION

As of June 30, 2001, the Company had total assets of $422,898 as compared to $850,700 at December 31, 2000. The decrease was related to the Company's use of cash during the quarter. During the six months ended June 30, 2001, the Company's cash balance decreased by $488,150. During the six months ended June 30, 2001, the Company used $355,664 in operating activities as compared to $40,550 for the six months ended June 30, 2000. The use of cash from operating activities during 2001 consisted of the net loss and repayment of liabilities. During the first six months of 2001, the Company used $128,606 and $3,880 in investing activities and financing activities, respectively. The Company invested $123,549 in web site development, $2,657 in patent costs, and $2,400 in equipment. In addition, the Company made lease payments totaling $3,880.

RESULTS OF OPERATIONS

During the six months ended June 30, 2001, the Company recorded revenue totaling $1,360 as compared with $55 for the six months ended June 30, 2000. The increase in revenues was a result of the Company developing its web site and selling memberships to customers for use of the site. Operating expenses increased from $118,271 for the six months ended June 30, 2000 to $358,179 for the six months ended June 30, 2001. The operating expenses increased due to an increase in depreciation and amortization. The Company also began paying salaries following the closing of its common stock offering in September of 2000. Interest income totaled $3,954 and $-0- for the six months ended June 30, 2001 and 2000, respectively. The increase was due to the investment of the proceeds received from the common stock offering in an interest bearing bank account. Interest expense totaled $2,531 and $230 for the six months ended June 30, 2001 and 2000, respectively. The increase was due to capital leases obtained by the Company during the fourth quarter of 2000.

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

PART 2. OTHER INFORMATION

Items 1 through 4 - No response required.

Item 5 -  Other information

On August 3, 2001, the Registrant issued 200,000 shares of its common stock to Juliard Communications, Inc. ("Juliard") pursuant to an Amendment to Consulting Agreement dated July 10, 2001. The common stock was issued to Juliard as an eligible participant in the Registrant's "IDMedical.com, Inc. 1999 Stock Option Plan." Juliard is controlled by Richard Korn, who beneficially owns 11.67% of the Registrant's common stock.

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

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

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

          10.6 Contract with Happy Harry's Discount Drug Stores for establishment of a referral relationship, executed June 7, 2000. (Incorporated by reference to Exhibit
                          10.6 of the Company's Amended Registration Statement on Form SB-2/A-1, File December 18, 2000).

          10.7 Contract with Dover Family Physicians, P.A. for establishment of a referral relationship, executed April 14, 2000. (Incorporated by reference to Exhibit
                          10.7 of the Company's Amended Registration Statement on Form SB-2/A-1, File December 18, 2000).

          10.8            Consulting Agreement with Juliard Communications, Inc.
                          dated April 1, 2001 and as amended July 10, 2001 (filed herewith).

          (b) Reports on Form 8-K

          There were no reports on Form 8-K.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              IDMEDICAL.COM, INC.
                              (Registrant)


DATE:    August 10, 2001      BY: /s/ RICHARD J. SCHALLER, SR.
         ---------------         ----------------------------------------------
                                 Richard J. Schaller, Sr.
                                 President, CEO and Principal Executive Officer

                               INDEX TO EXHIBITS


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

          10.8            Consulting Agreement with Juliard Communications, Inc.
                          dated April 1, 2001 and as amended July 10, 2001
                          (filed herewith).