Form 10QSB
period 2001-09-30
IDMEDICAL COM INC
filed 2001-11-19
CIK 1102358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: September 30, 2001          Commission File Number: 333-47924
                   ------------------                                  ---------


                               IDMEDICAL.COM, INC.
             (Exact name of registrant as specified in its charter)


            COLORADO                                     84-1506325
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


1 Beach Drive, Unit 1, St. Petersburg, Florida                33701
----------------------------------------------                -----
(Address of principal executive offices)                    (Zip code)

                                 (727) 822-7011
                                 --------------
              (Registrant's telephone number, including area code)


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

                                                  Yes  X   No
                                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001 par value                       10,281,500
------------------------------                       ----------
           Class               Number of shares outstanding at November 19, 2001

--------------------------------------------------------------------------------
                     This document is comprised of 13 pages.

FORM 10-QSB
3RD QUARTER

                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART 1 - FINANCIAL INFORMATION

     Item 1. Financial Statements

     Condensed balance sheet, September 30, 2001 (unaudited) ................      3
     Condensed statements of operations, three and nine months ended
        September 30, 2001 and 2000 (unaudited), and June 17, 1999
        (inception) through September 30, 2001 (unaudited) ..................      4
     Condensed statements of cash flows, nine months ended
        September 30, 2001 and 2000 (unaudited), and June 17, 1999
        (inception) through September 30, 2001 (unaudited) ..................      5
     Notes to condensed financial statements (unaudited) ....................      6

     Item 2. Plan of Operation ..............................................      9

PART 2 - OTHER INFORMATION

     Item 1. Legal Information ..............................................     10
     Item 2. Changes in Securities ..........................................     10
     Item 3. Defaults Upon Senior Securities ................................     10
     Item 4. Submission of Matters to a Vote of Security Holders ............     10
     Item 5. Other Information ..............................................     10
     Item 6. Exhibits and Reports on Form 8-K ...............................     11

     Signatures .............................................................     13

PART 1. ITEM 1. FINANCIAL INFORMATION

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                               September 30, 2001

ASSETS
Current assets:
    Cash and cash equivalents ..................................................     $      8,777
    Prepaid expenses ...........................................................            2,405
                                                                                     ------------
                                                            Total current assets           11,182

Property and equipment, less accumulated depreciation and
    amortization of $22,117 ....................................................           29,706
Intangible assets, less accumulated amortization of $9,197 .....................          247,523
Other assets ...................................................................           31,917
                                                                                     ------------
                                                                                     $    320,328
                                                                                     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses .....................................     $     73,083
     Unearned revenue ..........................................................              468
     Current maturities on capital lease obligations ...........................            5,611
     Indebtedness to related parties (Note B) ..................................           30,000
                                                                                     ------------
                                                       Total current liabilities          109,162

Long-term debt:
     Capital lease obligations, less current maturities ........................           15,231
                                                                                     ------------
                                                               Total liabilities          124,393
                                                                                     ------------

Shareholders' equity:
     Preferred stock ...........................................................               --
     Common stock ..............................................................           10,281
     Additional paid-in capital ................................................        1,538,175
     Outstanding common stock options ..........................................           16,708
     Outstanding warrants ......................................................          243,250
     Deferred compensation .....................................................         (243,250)
     Deficit accumulated during development stage ..............................       (1,369,229)
                                                                                     ------------
                                                      Total shareholders' equity          195,935
                                                                                     ------------
                                                                                     $    320,328
                                                                                     ============


            See accompanying notes to condensed financial statements

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                     July 17,
                                                                                                                       1999
                                                     Three Months Ended                Nine Months Ended           (Inception)
                                                        September 30,                     September 30,              Through
                                                -----------------------------     -----------------------------    September 30,
                                                    2001             2000             2001             2000            2001
                                                ------------     ------------     ------------     ------------    -------------

Revenue, net ...............................    $        481     $         51     $      1,841     $        106     $      2,258

Operating expenses:
     Stock-based compensation ..............         108,500            1,690          108,500            1,690          136,074
     Selling, general and administrative ...         147,840          221,532          437,761          335,241        1,125,446
     Depreciation and amortization .........          32,788            7,703          101,046           12,265          121,014
                                                ------------     ------------     ------------     ------------     ------------
                    Total operating expenses         289,128          230,925          647,307          349,196        1,382,534
                                                ------------     ------------     ------------     ------------     ------------
                              Operating loss        (288,647)        (230,874)        (645,466)        (349,090)      (1,380,276)

Interest income ............................             356            5,921            4,310            5,921           16,652
Interest expense ...........................            (929)            (958)          (3,460)          (1,188)          (5,605)
                                                ------------     ------------     ------------     ------------     ------------
                Net loss before income taxes        (289,220)        (225,911)        (644,616)        (344,357)      (1,369,229)

Income taxes (Note B) ......................              --               --               --               --               --
                                                ------------     ------------     ------------     ------------     ------------

                                    Net loss    $   (289,220)    $   (225,911)    $   (644,616)    $   (344,357)    $ (1,369,229)
                                                ============     ============     ============     ============     ============

Basic loss per common share ................    $      (0.03)    $      (0.02)    $      (0.06)    $      (0.04)
                                                ============     ============     ============     ============
Basic weighted average common
     shares outstanding ....................      10,164,833        9,143,833       10,009,278        8,881,278
                                                ============     ============     ============     ============




            See accompanying notes to condensed financial statements

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       June 17,
                                                                                                         1999
                                                                         Nine Months Ended            (Inception)
                                                                            September 30,               Through
                                                                  ------------------------------     September 30,
                                                                      2001              2000              2001
                                                                  ------------      ------------     -------------
Net cash used in operating activities .......................     $   (454,210)     $   (234,160)     $   (786,631)
                                                                  ------------      ------------      ------------

Cash flows from investing activities:
    Cash paid for copyright .................................               --               (61)             (485)
    Cash paid for trademark .................................               --              (525)           (2,460)
    Cash paid for web site ..................................         (123,549)          (38,650)         (345,935)
    Cash paid for patent ....................................           (2,657)           (8,840)          (29,457)
    Cash paid for leasehold improvements ....................               --                --            (2,802)
    Equipment purchases .....................................           (2,400)          (17,861)          (19,054)
                                                                  ------------      ------------      ------------
                        Net cash used in investing activities         (128,606)          (65,937)         (400,193)
                                                                  ------------      ------------      ------------

Cash flows from financing activities:
    Proceeds from sale of common stock, net of
       offering costs .......................................               --         1,116,116         1,158,150
    Proceeds from exercise of stock options .................               --             6,100             6,100
    Proceeds from advances from shareholders (Note B) .......           30,000                --            30,000
    Lease payments ..........................................           (5,116)           (1,356)           (8,649)
    Contributed capital .....................................               --            10,000            10,000
                                                                  ------------      ------------      ------------
          Net cash (used in) provided by financing activities           24,884         1,130,860         1,195,601
                                                                  ------------      ------------      ------------

                                           Net change in cash         (557,932)          830,763             8,777
Cash, beginning of period ...................................          566,709            15,558                --
                                                                  ------------      ------------      ------------

                                          Cash, end of period     $      8,777      $    846,321      $      8,777
                                                                  ============      ============      ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest .............................................     $      3,460      $        425      $      5,605
                                                                  ============      ============      ============
       Income taxes .........................................     $         --      $         --      $         --
                                                                  ============      ============      ============
    Non-cash investing and financing activities:
       Equipment purchased under capital lease ..............     $         --      $      4,532      $      4,532
                                                                  ============      ============      ============



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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of September 30, 2001, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets and its web site. However, on October 25, 2001, the Company entered into an Agreement and Plan of Reorganization with ToolTrust Corporation ("ToolTrust"), a Nevada corporation (see Note F).

Financial data presented herein are unaudited.

NOTE B: RELATED PARTY TRANSACTIONS

On August 23, 2001, three directors each advanced the Company $10,000 for working capital. The advances are non-interest bearing and are due on demand. The $30,000 advances are included in the accompanying unaudited, condensed financial statements as indebtedness to related parties.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE D: SHAREHOLDERS' EQUITY

On August 3, 2001, the Company issued Juliard Communications, Inc. ("Juliard") 200,000 of the Company's common stock in exchange for visual design and re-design work of the Company's website and computer programming (see Note E). The market value of the common stock on the transaction date was $.31 per share. Stock-based compensation expense of $62,000 was recognized in the accompanying financial statements for the nine months ended September 30, 2001.

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

On August 3, 2001, the Company issued 150,000 shares of its restricted common stock to its SEC attorney in exchange for legal services. The market value of the common stock on the transaction date was $.31 per share. Stock-based compensation expense of $46,500 was recognized in the accompanying financial statements for the nine months ended September 30, 2001.

Following is a statement of changes in shareholders' deficit for the nine months ended September 30, 2001:

                                                                                                          Deficit
                                                                                                        Accumulated
                                                            Common stock                Additional       During the
                                                     -----------------------------       Paid-in        Development
                                                        Shares         Par Value         Capital           Stage
                                                     ------------     ------------     ------------     ------------
Balance, January 1, 2001 .......................        9,931,500     $      9,931     $  1,430,025     $   (724,613)
August 3, 2001, shares issued in
  exchange for website services ................          200,000              200           61,800               --
August 3, 2001, shares issued in
  exchange for legal services ..................          150,000              150           46,350               --
Net loss for the nine months
  ended September 30, 2001 .....................               --               --               --         (644,616)
                                                     ------------     ------------     ------------     ------------
                     Balance, September 30, 2001       10,281,500     $     10,281     $  1,538,175     $ (1,369,229)
                                                     ============     ============     ============     ============

NOTE E: CONSULTING AGREEMENT

On April 1, 2001, the Company entered into a consulting agreement with Juliard. Juliard agreed to provide strategic planning, business management, advertising and marketing consulting services in exchange for a monthly fee of $5,000. The term of the agreement is from April 1, 2001 through September 30, 2001 and may be extended with the consent of both parties for a second term of 12 months. The Company paid Juliard $15,000 during the three months ended September 30, 2001.

On July 10, 2001, the parties amended the agreement. Juliard agreed to perform additional services including visual design and re-design work of the Company's web site and computer programming in exchange for 200,000 shares of the Company's common stock. The Company issued 200,000 shares of its common stock to Juliard on August 3, 2001.

NOTE F: AGREEMENT AND PLAN OF REORGANIZATION

On October 25, 2001, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with ToolTrust. Under the Agreement, the Company would acquire 100 percent of the issued and outstanding shares of ToolTrust common stock in exchange for 20,000,000 shares of the Company's common stock. Upon closing, ToolTrust would become a subsidiary of the Company.

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Closing the Agreement would result in a change in control of the Company. As part of the closing of the Agreement, the former officers and directors of the Company would received the following warrants to purchase the Company's common stock:

       Officer/Director                                   Warrants
       ----------------                                   --------
       Richard Schaller, Sr.                      166,667 @ $0.50 per share
                                                  166,667 @ $1.00 per share
                                                  166,667 @ $2.00 per share

       Richard Schaller, Jr.                      166,667 @ $0.50 per share
                                                  166,667 @ $1.00 per share
                                                  166,667 @ $2.00 per share

       Neil A. Cox                                166,667 @ $0.50 per share
                                                  166,667 @ $1.00 per share
                                                  166,667 @ $2.00 per share

The warrants will be fully vested upon closing and exercisable for a period of two years.

Upon closing of the Agreement, the former officers and directors of the Company would also be retained as consultants to the Company to assist with the online medical records operations.

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

PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

On October 25, 2001, the Company and ToolTrust Corporation, a Nevada corporation, executed an Agreement and Plan of Reorganization ("Reorganization Agreement") which contemplates the Company acquiring 100% of the issued and outstanding common stock of ToolTrust, in exchange for an aggregate of 20,000,000 shares of the Company's common stock at the closing of the transaction. As a result, ToolTrust would become a wholly-owned subsidiary of the Company. Prior to Closing, the Company plans to form a wholly-owned subsidiary to operate the online medical records business currently conducted by the Company.

Pursuant to the Reorganization Agreement, the officers and directors of the Company resigned their respective positions and Robert P. Gordon, James E. Robbins, Robert L. Evans, Joseph R. King, and Garrett J. Girvan became directors of the Company.

Closing of the Agreement is subject to: (i) ToolTrust closing its acquisition of ClearDialog.com, Inc. ("ClearDialog"), an applications service provider specializing in live voice conferencing systems; (ii) LocalToolBox Corporation ("LocalToolbox"), which provides web content and website management services;
(iii) ToolTrust completing an audit of ToolTrust, ClearDialog and LocalToolbox; and (iv) ToolTrust having available $100,000 to pay certain accrued liabilities of the Company. There can be no assurance that Closing will occur as contemplated or at all.

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

FINANCIAL CONDITION

The Company generated minimal revenues during the quarter ended September 30, 2001. Management does not anticipate any increase in revenues until the closing of the Reorganization Agreement, as described above. There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations. The Company requires immediate financing, and no assurances can be given that financing will be available to the Company in the amounts required, or that, if available, will be on terms satisfactory to the Company.

As of September 30, 2001, the Company had total assets of $320,328 as compared to $850,700 at December 31, 2000. The decrease was related to the Company's use of cash during the period. During the nine months ended September 30, 2001, the Company's cash balance decreased by $557,932. During the nine months ended September 30, 2001, the Company used $454,210 in operating activities as compared to $234,160 for the nine months ended September 30, 2000. The use of cash from operating activities during 2001 consisted of the net loss and repayment of liabilities. During the first nine months of 2001, the Company used $128,606 in investing activities as compared to $65,937 in 2000. The Company invested $123,549 in web site development, $2,657 in patent costs, and $2,400 in equipment. During the first nine months of 2001, the Company increased its cash by $24,884 through financing activities. The Company received $30,000 in shareholder advances and made lease payments totaling $5,116.

RESULTS OF OPERATIONS

During the nine months ended September 30, 2001, the Company recorded revenue totaling $1,841 as compared with $106 for the nine months ended September 30, 2000. The increase in revenues was a result of the Company developing its web site and selling memberships to customers for use of the site. Operating expenses increased from $349,196 for the nine months ended September 30, 2000 to $647,307 for the nine months ended September 30, 2001. The operating expenses increased due to increases in stock-based compensation, consulting, and depreciation and amortization. The Company also began paying salaries following the closing of its common stock offering in June of 2000. Interest income totaled $4,310 and $5,921 for the nine months ended September 30, 2001 and 2000, respectively. The decrease was due to the reduction in cash in the interest bearing bank account. Interest expense totaled $3,460 and $1,188 for the nine months ended September 30, 2001 and 2000, respectively. The increase was due to capital leases obtained by the Company during the fourth quarter of 2000.

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

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

Item 6 - Exhibits and reports on Form 8-K

         (a) Exhibits

         Exhibit Number                    Description

         2.1 Agreement and Plan of Reorganization dated October 25, 2001 by and among the Company, ToolTrust Corporation ("ToolTrust") and certain shareholders of ToolTrust (filed herewith).

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

         10.6 Contract with Happy Harry's Discount Drug Stores for establishment of a referral relationship, executed September 7, 2000. (Incorporated by reference to
                          Exhibit 10.6 of the Company's Amended Registration Statement on Form SB-2/A-1, File December 18, 2000).

         10.7 Contract with Dover Family Physicians, P.A. for establishment of a referral relationship, executed April 14, 2000. (Incorporated by reference to Exhibit
                          10.7 of the Company's Amended Registration Statement on Form SB-2/A-1, File December 18, 2000).

         10.8             Consulting Agreement with Juliard Communications,
                          Inc. dated April 1, 2001 and as amended July 10, 2001. (Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB filed
                          August 14, 2001).

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

         (b) Reports on Form 8-K

         There were no reports on Form 8-K.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             IDMEDICAL.COM, INC.
                                             (Registrant)


DATE:    November 19, 2001                   BY: /s/ Robert P. Gordon
         -----------------                       -------------------------------
                                                 Robert P. Gordon
                                                 CEO, Treasurer and Chairman of
                                                 the Board

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER               DESCRIPTION
     -------              -----------

         2.1              Agreement and Plan of Reorganization dated October
                          25, 2001 by and among the Company, ToolTrust
                          Corporation ("ToolTrust") and certain shareholders of ToolTrust (filed herewith).

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

         10.6 Contract with Happy Harry's Discount Drug Stores for establishment of a referral relationship, executed
                          September 7, 2000. (Incorporated by reference to
                          Exhibit 10.6 of the Company's Amended Registration
                          Statement on Form SB-2/A-1, File December 18, 2000).

         10.7 Contract with Dover Family Physicians, P.A. for establishment of a referral relationship, executed
                          April 14, 2000. (Incorporated by reference to Exhibit
                          10.7 of the Company's Amended Registration Statement on Form SB-2/A-1, File December 18, 2000).

         10.8             Consulting Agreement with Juliard Communications,
                          Inc. dated April 1, 2001 and as amended July 10, 2001.
                          (Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB filed
                          August 14, 2001).