Form 10KSB
period 2001-12-31
IDMEDICAL COM INC
filed 2002-04-16
CIK 1102358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from: ______________ to ______________

                       Commission file number:  333-47924

                               IDMEDICAL.COM, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            COLORADO                                             84-1506325
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


1 Beach Drive, Unit 41, St. Petersburg, Florida                       33701
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number: (727) 822-7011

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,707

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of April 15, 2002 was 31,582,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.
                                     ----

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

         IDMedical.com, Inc. (the "Company") was incorporated in June 1999 under the laws of the State of Colorado for the purpose of developing and storing personal medical histories on the Internet. The online medical records business produced nominal revenues, and on October 25, 2001, the Company entered into an agreement to acquire a technology provider, as described below.

         On February 5, 2002, the Company acquired 100% of the issued and outstanding common stock of ToolTrust Corporation, a Nevada corporation, in exchange for an aggregate of 20,000,000 shares of the Company's common stock pursuant to an Agreement and Plan of Reorganization dated October 19, 2001 ("Reorganization Agreement"). As a result, ToolTrust became a wholly-owned subsidiary of the Company. The Company also formed a new wholly-owned subsidiary named "IDMedical, Inc." to operate its online medical records business.

(b) Business of the Company

Overview

With the completion of the acquisition of ToolTrust, as described above, IDMedical.com, Inc. becomes the holding company for three technology, marketing and services-focused subsidiaries:

o LocalToolBox is a web content and website management service for companies, municipalities, and organizations seeking to build revenue and outreach through an easy-to-manage web presence.

o ClearDialog is an applications service provider specializing in live voice conferencing systems that feature customized background themes and avatar characters.

o IDMedical, Inc. is an online database tool that helps individuals and families keep medical records up to date and available to themselves and to any physician they choose via a web browser.

By combining the web publishing and content management services of the LocalToolbox service with ClearDialog, the Company will provide a complete turnkey marketing and technology service to affiliates and clients, including web site development, web-based publishing and harvesting tools, content editing, training, site maintenance, and Internet-based voice conferencing. The Company charges clients a one-time setup fee, and a fixed monthly maintenance fee for client portals, and a share of the revenue generated through the sale of goods, services and advertising space on client sites. The Company also designs and manages custom affinity marketing programs for these organizations.

Employees

The Officers of IDMedical and its subsidiaries constitute the Company's only employees. The Company may hire additional full-time employees in the next year, as well as a number of part-time employees.

Patent and Trade Secret Protection

The Company uses proprietary business processes and software applications to conduct its business on the Internet. The Company intends to protect its business processes and software applications through applicable patent laws, to the extent this protection is available. The Company will also aggressively protect its business processes by establishing appropriate trade secret mechanisms including confidentiality provisions in the contracts of its employees, consultants, and business partners. Finally, the Company will establish appropriate procedures to ensure that only those individuals with a "need to know" receive disclosure of any aspect of its business processes.

Trademarks and Service Marks

The Company has filed applications with the United States Patent and Trademark Office to register the following as service marks:

1.   The names IDMedical.com and IDMedical;

2.   The proprietary character, "Dr. E-MED," as a logo; and

3. The character's name, "Dr. E-MED," as a word mark or "Dr. E.Z.MED" and "Dr. IDMed" as alternative word marks.

4.   The name ClearDialog.

While the Company intends to use these marks to identify its products and services in various aspects of its overall marketing and sales program, their registration has not yet been completed. If these marks become registered, the Company intends to aggressively police and protect them in the United States. If any of the marks fail to qualify for registration, the Company will decide whether to continue using the unregistered mark or to select an alternative mark. Additionally, the Company will pursue registration of these marks in the appropriate foreign jurisdictions if the Company decides to conduct business outside of the United States. The Company will also seek registration of one or more of the previous marks, or one or more different marks, as trademarks for use in connection with future product offerings.

Subsidiaries

                              TOOLTRUST CORPORATION

ToolTrust Corporation is a holding company that has two subsidiaries, LocalToolbox Corporation and ClearDialog Communications, Inc.

LOCALTOOLBOX CORPORATION

The LocalToolbox service is based on a core web publishing technology (originally developed at a cost of $3.8 million for SoftNet Systems, Inc. in 1999-2000) that allows several users to publish content to a single web portal site. The tools also allow a community sponsor/reseller to actively manage this content without any knowledge of HTML or other Internet programming languages, creating a powerful platform from which to market their services.

ToolTrust web publishing technology also allows for remote management of web content on sites outside of ToolTrust server space. Corporations, government agencies, schools and other entities that control their own web sites can use ToolTrust's centralized web publishing and voice conferencing systems to manage their own sites. The next generation of this software will allow hardware manufacturers to package ToolTrust tools onto web servers. The servers would then be sold pre-configured for company intranets, web sites, etc.

The core ToolTrust service offering is based on proprietary software that allows non-expert web users to remotely modify a website to suit the needs and interests of their community. Communities may be geographic (e.g. municipalities), institutional (ISPs, educational institutions), or organized around a common interest (e.g. organizations seeking to market their goods in specific geographic regions or to affinity groups). Important features of the ToolTrust service, tools, and business model are:

     o    Ease of use, with simplified web-based interaction.

     o    Revenue potential for ToolTrust Affiliate from the portal.

     o    Complete local control of portal content by the Affiliate.

     o A suite of bundled, pre-negotiated high-value content available for use by Affiliates on their website at no extra charge.

     o ToolTrust revenue based solely on firm, predictable infrastructure service fees.

     o    A well-defined, market-proven sales and launch process.

     o The psychology of community ownership of the portal, a significant competitive barrier to entry.

     o ToolTrust's primary ongoing revenue stream is a fee-for-service model in which Affiliates pay to use ToolTrust's proprietary software and portal templates. These services are bundled with website hosting and offered as a single integrated service.

The strength of the ToolTrust business model is its scalability. Since Affiliates, not ToolTrust, manage their own websites, ToolTrust has no long-term content management role; substantially all the cost to ToolTrust is in the initial sale and deployment of the portal. ToolTrust's primary ongoing revenue stream is a fee-for-service that Affiliates pay to use ToolTrust's proprietary software and portal templates. These services, plus website hosting, are bundled as a single integrated service offering.

ToolTrust revenue specifically is not dependent on fluctuating advertising prices and models. The ToolTrust revenue model is based only on infrastructure service fees, not on "dot-com" banner advertising CPMs or click-through rates.

ToolTrust's Affiliate portal portfolio combines the highly desirable economics of continuing run-rate revenue of a service operator, the limited-risk one-time expense profile of a system integrator, and the attractive feature of laying off any consumer-level customer care costs to the Affiliate. In short, ToolTrust has built a business model that sharply limits long-term cost and risk, but provides a reliable long-term Internet infrastructure service-based revenue stream.

While this technology has been successful in driving significant traffic on more than 85 community portals with more than 500 local content publishers across the country, it needs further development to reach the goals of managing content on thousands of sites world wide in several different languages. The tools already function in Spanish and Japanese, but need further development to expand to other languages and regions in the world.

CLEARDIALOG COMMUNICATIONS, INC.

ClearDialog is pioneering the evolution of human interaction over the Internet. ClearDialog provides live voice conferencing systems with customized background themes and avatar characters as well as other group collaboration services. ClearDialog's unique 'No Download Required' technology provides customers with an easy, pleasant user experience.

ClearDialog provides powerful, effective human interaction tools that increase business productivity by enhancing voice conferencing with rich, dynamic content and business collaboration tools. ClearDialog's graphical user interface is unique in providing a choice of conference room environments and choice of avatar characters for conference attendees. Also, room environments and avatars can be customized for a specific business requirements.

ClearDialog offers business customers private, single- or multi-room voice conference centers for a low monthly fee. These corporate conference centers are accessed through a customer-specific URL that is easily linked into corporate website, with a ClearDialog logo button, which is emailed to clients at the end of the registration process.

ClearDialog also offers free, topic-based conference rooms. These rooms are open to the public and anyone can join the live voice conference discussing topics ranging from politics to home decorating.

Some of the applications in which ClearDialog can be used are:

     o    Live Sales Support

     o    Distance Learning

     o    Lectures & Seminars

     o    Community Conference Rooms

     o    Business Conferencing

     o    Webcast Events

     o    Web Talk Shows


                                 IDMEDICAL, INC.

IDMedical, Inc., a Nevada corporation, through its website www.idmedical.com, provides an Internet application consisting of a customer database of relevant medical information. The website allows a patient or an authorized person to input and access the patient's medical history. The data input mode is designed to be user friendly. The patient can either go into an input mode and type the data directly into the computer or go through a question and answer session with a computerized assistant that will help the patient input their medical histories.

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

Once entered, patients' medical information is stored in a secure database on a secure server. This information can be accessed via the Internet through a series of passwords. Once in the system, the patient or physician must enter the patient's User ID and password to access the patient's file. Through this process, doctors can access a patient's personal and medical information stored on the Company's system without the need for assistance from the patient or their family.

Upon arrival at an emergency room ("ER"), members present their IDMedical membership card to the admitting nurse. This card provides all of the information needed to access the website via the Internet. Upon entering the website, the nurse or doctor enters the physicians' section. In this section, they enter the member's User ID and Password, which immediately provides them with the member's Medical History Data Sheet. By providing this critical information, ER personnel will be able to make a quick and accurate diagnosis.

The medical histories on IDMedical.com are secure and confidential. At present, the only people who will have access to a patient's medical histories will be the patient and those physicians who know the patient's User ID and password. In the future, registered doctors may enter the system using only the patient's name and Social Security Number, if the member elects this option. The Company does not believe it is wise to allow unlimited physician access to the medical histories maintained on the website at this time. This capability will be made available when the Company is able to reach agreement with medical societies and specialty boards to allow verification of credentials.

ALLIANCES

         ToolTrust has formed strategic alliances with several organizations, as follows:

THE NARRANGANSETT GROUP, INC.

ToolTrust has formed a strategic marketing alliance with The Narrangansett Group, Inc. ("TNG"). ToolTrust expects TNG to introduce its products and services into the charitable organization segment of the market. TNG is a full service marketing and management agency that specializes in assisting charitable organizations:

     o    Create sports marketing programs

     o    Develop and implement licensing programs

     o    Create strong corporate relationships

     o    Recruit corporate leadership to serve on volunteer boards

     o    Implement donor targeted marketing programs

     o    Develop strong congressional and governmental relationships

     o    Create marketing and funding programs

TNG has successfully worked with clients such as Boy Scouts of America, The White House, Veterans Foreign Wars, United Cerebral Palsy, SADD, Major League Baseball International, Special Olympics International, and KidsPeace among others. The principals of TNG have extensive experience in marketing, sports marketing, philanthropy, fund raising, strategic planning, leadership development and training.

INTERNET INVENTIONS, INC.

ToolTrust has formed a strategic marketing alliance with Internet Inventions, Inc. ("II"). ToolTrust expects II to introduce its products and services into its existing and developing technical channels, both domestically and overseas.

II is an Internet incubation company, managed by seasoned Internet entrepreneurs with vast experience in sales, marketing, finance, advertising, and development of both hardware and software solutions. II is strategically positioned to provide:

     o    Investment opportunities

     o    Develop and implement software/hardware solutions

     o Marketplace positioning and testing of revolutionary products and services

     o    Business plan assistance and creation

     o    Web hosting and connectivity

BLUECAR PARTNERS LLC

ToolTrust has formed a strategic Business Development alliance with BlueCar Partners LLC. ("BlueCar"). ToolTrust expects BlueCar to introduce its products and services to corporate and non-profit organizations in the United States, Europe, and Asia.

With offices in New York, Sweden, London, and Milan, BlueCar is global business development firm that promotes the success and growth of companies by providing business development services, strategic investments, and management consulting services. BlueCar was founded by industry leaders with senior executive experience at prominent technology, finance, marketing and communications companies.

Their mission is to ensure each client's success by leveraging BlueCar's expertise across a broad range of disciplines and its global network of resources. BlueCar helps companies develop strategic and global partnerships to create significant value and visibility for their products and services, Utilizing creative and proven techniques to make corporate visions a reality.

BlueCar's management team has extensive experience in business development, venture capital, investment banking, marketing, corporate finance and mergers and acquisitions. Their executives and partners are experienced investors and dealmakers who have built exceptional track records on Wall Street, in the European Union and in Asia. Furthermore, their extensive knowledge of the offshore capital markets uniquely qualifies BlueCar to provide know-how and guidance to companies seeking to position and maneuver globally.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property. The Company and its subsidiaries lease office space in St. Petersburg, Florida, Boulder, Colorado and Palo Alto, California.

ITEM 3. LEGAL PROCEEDINGS

A dispute exists between the Company and Juliard Communications, Inc. ("Juliard") regarding 200,000 shares of the Company's common stock issued to Juliard pursuant to a Consulting Agreement by and between Juliard and the Company dated April 1, 2001, as amended July 10, 2001. The agreement detailed duties to be performed by Juliard and provided that Juliard must return the shares to the Company if Juliard's performance was not acceptable to the Company. The Company believes that, due to Juliard's non-performance, Juliard is not entitled to the shares, and has demanded return of the shares.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Information

         The Common Stock of the Company trades on the Over the Counter Bulletin Board system under the symbol "IDMD". There is a limited public market for the common stock of the Company. There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

         The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by the NASDAQ's Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

                                  Common Stock

Quarter Ended                         High Bid          Low Bid
-------------                         --------          -------
March 31, 2002                           $0.85           $0.105
December 31, 2001                        $0.59           $0.07
September 30, 2001                       $1.01           $0.07
June 30, 2001*                           $1.25           $0.70

*There was no market for the Company's common stock prior to June 4, 2001.

(b)      Holders

         As of April 15, 2002, there were approximately 81 holders of record of the Company's common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

(c)      Dividends

         The Company has paid no cash dividends on its common stock and management does not anticipate that dividends will be paid in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

(d)      Sales of Unregistered Securities

         Set forth below is information regarding the issuance and sales of securities of the Company without registration within the past three fiscal years:

1. The Company offered 1,500,000 shares of its common stock through a private placement that commenced in November 1, 1999 and concluded on September 30, 2000. The first sale of stock in the private placement occurred in May 2000. The offering did not involve an underwriter and was made to a group of 53 investors. A total of 1,120,500 shares of stock were sold during the course of the private placement; the remaining 379,500 shares remained unsold. The aggregate cash proceeds was $1,120,500. The purchasers consisted of 27 accredited investors and 26 non-accredited investors. The Company believes this private placement was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.

2. On August 1, 2000, the Company granted 1,250,000 warrants. Each warrant has an exercise price of $1.10 and entitles the holder to one share of the Company's common stock. The warrants may be exercised at any time between February 3, 2001 and February 2, 2005. The warrants were issued to William C. Bossung (312,500 warrants), Alliance Financial Network, Inc. (312,500 warrants) and Devenshire Management Corporation (625,000 warrants). They were issued for services to be rendered to the Company. An underwriter was not involved in this sale. All purchasers were accredited investors and the Company believes this private placement was exempt from registration under Sections 4(2), 4(6) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the warrants.

3. On August 1, 2000, the Company granted 1,000,000 warrants. Each warrant has an exercise price of $2.00 and entitles the holder to one share of the Company's common stock. The warrants may be exercised at any time between February 3, 2001 and February 2, 2005. The warrants were issued to William C. Bossung (250,000 warrants), Alliance Financial Network, Inc. (250,000 warrants) and Devenshire Management Corporation (500,000 warrants). They were issued for services to be rendered to the Company. An underwriter was not involved in this sale. All purchasers were accredited investors and the Company believes this private placement was exempt from registration under Sections 4(2), 4(6) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the warrants.

4. In January 2002, the Company sold 173,333 shares of its restricted common stock to two investors, with gross proceeds to the Company of $130,000. The Company has not yet issued the shares. The Company believes this private placement was exempt from registration under
         Section 4(2) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend will be placed on each certificate evidencing the shares.

5. On February 5, 2002, the Company acquired 100% of the issued and outstanding common stock of ToolTrust Corporation, a Nevada corporation, in exchange for an aggregate of 20,000,000 shares of the Company's common stock pursuant to an Agreement and Plan of Reorganization dated October 19, 2001. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.

The Company recorded revenues of $1,707 from operations during the fiscal year ended December 31, 2001 compared to revenues of $417 for the year ended December 31, 2000. The Company remains a development stage company for accounting purposes. From inception on June 17, 1999 through December 31, 2001, the Company has incurred a cumulative net loss of approximately $1,909,023.

On February 5, 2002, the Company acquired 100% of the issued and outstanding common stock of ToolTrust Corporation, a private Nevada corporation, in exchange for an aggregate of 20,000,000 shares of the Company's common stock pursuant to an Agreement and Plan of Reorganization dated October 19, 2001 (the "Reorganization"). ToolTrust has two wholly-owned subsidiaries: LocalToolbox Corporation, which provides web content and website management services, and ClearDialog Communications, Inc., which provides live voice conferencing systems. In connection with the Reorganization, the Company formed a wholly-owned subsidiary to operate the online medical records business.

By combining the web publishing and content management services of the LocalToolbox service with ClearDialog, the Company plans to provide complete turnkey services to clients, including web site development, web-based publishing and harvesting tools, content editing, training, site maintenance, and Internet-based voice conferencing. The Company also plans to broaden its marketing efforts.

Pursuant to the Reorganization, the officers and directors of the Company resigned their respective positions and Robert P. Gordon, James K. Robbins, Robert L. Evans, Joseph R. King, and Garrett J. Girvan became directors of the Company.

The Company is in need of funding. If the Company does not earn adequate revenues to sufficiently fund operations, the Company will attempt to raise capital through the sale of its securities. There can be no assurance, however, that additional financing will be available when needed or on terms acceptable to the Company.

There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations.

ITEM 7. FINANCIAL STATEMENTS

The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----
Report of Independent Auditors ......................................................................         F-2

Balance Sheet at December 31, 2001 ..................................................................         F-3

Statements of Operations for the years ended December 31, 2001 and 2000, and from June 17, 1999 (inception) through
     December 31, 2001 ..............................................................................         F-4

Statement of Changes in Shareholders' Equity for the period from
     June 17, 1999 (inception) through December 31, 2001 ............................................         F-5

Statements of Cash Flows for the years ended December 31, 2001 and 2000, and from June 17, 1999 (inception) through
     December 31, 2001 ..............................................................................         F-6

Notes to Financial Statements .......................................................................         F-7

To the Board of Directors and Shareholders
IDMedical.com, Inc.

                         REPORT OF INDEPENDENT AUDITORS

We have audited the balance sheet of IDMedical.com, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2001 and 2000, and from June 17, 1999 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDMedical.com, Inc. as of December 31, 2001, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000, and from June 17, 1999 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On February 5, 2002, the Company was acquired by ToolTrust Corporation in a transaction known as a "reverse acquisition". The acquisition represents a significant change in the Company's business plan (see Note 9 to the financial statements).



Cordovano and Harvey, P.C.
Denver, Colorado
March 27, 2002

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                DECEMBER 31, 2001

                                     ASSETS
Cash .................................................................   $        997
Property and equipment, net of accumulated depreciation and
    amortization of $27,692 (Notes 1 and 3) ..........................         24,131
Intangible assets, net (Notes 1 and 5) ...............................            162
Deferred costs (Notes 1 and 5) .......................................         31,917
                                                                         ------------

                                                                         $     57,207
                                                                         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses ................................   $    106,831
Unearned revenue .....................................................            292
Indebtedness to related parties (Note 2) .............................         30,000
Capital lease obligations (Note 4) ...................................         19,543
                                                                         ------------
                  Total liabilities ..................................        156,666
                                                                         ------------

Shareholders' equity (Note 6):
    Preferred stock, $.001 par value;  1,000 shares authorized,
       -0- shares issued and outstanding .............................             --
    Common stock, $.001 par value;  100,000,000 shares authorized,
       10,281,500 shares issued and outstanding ......................         10,501
    Outstanding common stock options - 619,000 .......................         16,858
    Outstanding common stock warrants - 2,250,000 ....................        243,250
    Additional paid-in capital .......................................      1,581,955
    Deficit accumulated during development stage .....................     (1,952,023)
                                                                         ------------

                  Total shareholder's equity .........................        (99,459)
                                                                         ------------

                                                                         $     57,207
                                                                         ============



                 See accompanying notes to financial statements

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                                       JUNE 17,
                                                                                         1999
                                                         FOR THE YEARS ENDED         (INCEPTION)
                                                             DECEMBER 31,              THROUGH
                                                     ----------------------------    DECEMBER 31,
                                                         2001            2000            2001
                                                     ------------    ------------    ------------
Revenue, net .....................................   $      1,701    $        417    $      2,118
                                                     ------------    ------------    ------------

Operating expenses:
    Stock-based compensation (Note 6):
       Consulting services .......................        305,400          16,330         327,974
       Legal services ............................         90,500              --          95,500
    Contributed services (Note 2) ................             --         147,300         271,170
    Sales and marketing ..........................         10,440           9,251          19,742
    Organization costs ...........................             --              --           1,000
    Web site hosting and Internet access .........         51,688          12,784          64,472
    Depreciation and amortization ................        135,490          19,968         155,458
    Personnel ....................................        140,314         163,303         303,617
    Printing .....................................         17,769          28,915          49,026
    Consulting ...................................        134,730          37,443         172,173
    Professional fees ............................         56,120          73,767         140,970
    Travel and entertainment .....................         15,345          26,019          41,364
    Asset impairment charge (Note 5) .............        218,492              --         218,492
    Other ........................................         52,689          49,394         103,246
                                                     ------------    ------------    ------------
                   Total operating expenses ......      1,228,977         584,474       1,964,204
                                                     ------------    ------------    ------------

                   Operating loss ................     (1,227,276)       (584,057)     (1,962,086)

Non-operating income:
    Interest income ..............................          4,356          12,342          16,698
Interest expense .................................         (4,490)         (2,145)         (6,635)
                                                     ------------    ------------    ------------

                   Loss before income taxes ......     (1,227,410)       (573,860)     (1,952,023)

Income tax provision (Note 7) ....................             --              --              --
                                                     ------------    ------------    ------------

                   Net loss ......................   $ (1,227,410)   $   (573,860)   $ (1,952,023)
                                                     ============    ============    ============

Basic and diluted loss per share .................   $      (0.12)   $      (0.06)
                                                     ============    ============

Basic and diluted weighted average
    common shares outstanding ....................      9,998,808       9,143,833
                                                     ============    ============



                 See accompanying notes to financial statements

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                 OUTSTANDING   OUTSTANDING
                                                        PREFERRED STOCK       COMMON STOCK         COMMON        COMMON
                                                       -----------------  ---------------------     STOCK         STOCK
                                                       SHARES  PAR VALUE    SHARES    PAR VALUE    OPTIONS      WARRANTS
                                                       ------  ---------  ----------  ---------  -----------   -----------
Balance at June 17, 1999 (inception) ................      --  $      --          --  $      --  $        --   $        --
July 1999, sale of founders stock at
   $.0054 per share .................................      --         --   7,400,000      7,400           --            --
July 1999, stock issued to an individual
   in exchange for services (Note 6) ................      --         --   1,100,000      1,100           --            --
August 1999, sale of common stock
   at $.01 per share ................................      --         --     250,000        250           --            --
October 1999, options granted to
   purchase 250,000 shares of
   common stock (Note 6) ............................      --         --          --         --          500            --
Services contributed by officers (Note 2) ...........      --         --          --         --           --            --
Net loss ............................................      --         --          --         --           --            --
                                                       ------  ---------  ----------  ---------  -----------   -----------

Balance at December 31, 1999 ........................      --         --   8,750,000      8,750          500            --

February 2000, capital contributed
   by officers (Note 2) .............................      --         --          --         --           --            --
August 2000, options granted to purchase
   110,000 shares of common stock (Note 6) ..........      --         --          --         --        1,690            --
August 2000, warrants granted to
   purchase 2,250,000 shares of
   common stock (Note 6) ............................      --         --          --         --           --       243,250
September 2000, sale of common stock at
   $1.00 per share pursuant to private offering,
   net of offering costs of $21,180 (Note 6) ........      --         --   1,120,500      1,120           --            --
September 2000, exercise of stock options
   at $.10 per share (Note 6) .......................      --         --      61,000         61         (122)           --
November 2000, options granted to
   purchase 120,000 shares of common
   stock (Note 6) ...................................      --         --          --         --       14,640            --
Services contributed by officers (Note 2) ...........      --         --          --         --           --            --
Net loss ............................................      --         --          --         --           --            --
                                                       ------  ---------  ----------  ---------  -----------   -----------

Balance at December 31, 2000 ........................      --         --   9,931,500      9,931       16,708       243,250

February 2001, expense recognized on
   warrants that became fully vested and
   exercisable (Note 6) .............................      --         --          --         --           --            --
May 2001, options granted to purchase
   100,000 shares of common stock (Note 6) ..........      --         --          --         --           50            --
July 2001, options granted to purchase
   100,000 shares of common stock (Note 6) ..........      --         --          --         --          100            --
August 2001, stock issued to consultant in
   exchange for services ($.31/share) (Note 6) ......      --         --     200,000        200           --            --
August 2001, stock issued to attorney in
   exchange for services ($.31/share) (Note 6) ......      --         --     150,000        150           --            --
November 2001, stock issued to attorney in
   exchange for services ($.20/share) (Note 6) ......      --         --     220,000        220           --            --
Net loss ............................................      --         --          --         --           --            --
                                                       ------  ---------  ----------  ---------  -----------   -----------

Balance at December 31, 2001 ........................      --  $      --  10,501,500  $  10,501  $    16,858   $   243,250
                                                       ======  =========  ==========  =========  ===========   ===========

                                                                                    DEFICIT
                                                                                  ACCUMULATED
                                                       ADDITIONAL                   DURING
                                                        PAID-IN      DEFERRED     DEVELOPMENT
                                                        CAPITAL    COMPENSATION      STAGE         TOTAL
                                                       ----------  ------------   -----------   -----------
Balance at June 17, 1999 (inception) ................  $       --  $         --   $        --   $        --
July 1999, sale of founders stock at
   $.0054 per share .................................      32,600            --            --        40,000
July 1999, stock issued to an individual
   in exchange for services (Note 6) ................       9,644            --            --        10,744
August 1999, sale of common stock
   at $.01 per share ................................       2,250            --            --         2,500
October 1999, options granted to
   purchase 250,000 shares of
   common stock (Note 6) ............................          --            --            --           500
Services contributed by officers (Note 2) ...........     123,870            --            --       123,870
Net loss ............................................          --            --      (150,753)     (150,753)
                                                       ----------  ------------   -----------   -----------

Balance at December 31, 1999 ........................     168,364            --      (150,753)       26,861

February 2000, capital contributed
   by officers (Note 2) .............................      10,000            --            --        10,000
August 2000, options granted to purchase
   110,000 shares of common stock (Note 6) ..........          --            --            --         1,690
August 2000, warrants granted to
   purchase 2,250,000 shares of
   common stock (Note 6) ............................          --      (243,250)           --            --
September 2000, sale of common stock at
   $1.00 per share pursuant to private offering,
   net of offering costs of $21,180 (Note 6) ........   1,098,200            --            --     1,099,320
September 2000, exercise of stock options
   at $.10 per share (Note 6) .......................       6,161            --            --         6,100
November 2000, options granted to
   purchase 120,000 shares of common
   stock (Note 6) ...................................          --            --            --        14,640
Services contributed by officers (Note 2) ...........     147,300            --            --       147,300
Net loss ............................................          --            --      (573,860)     (573,860)
                                                       ----------  ------------   -----------   -----------

Balance at December 31, 2000 ........................   1,430,025      (243,250)     (724,613)      732,051

February 2001, expense recognized on
   warrants that became fully vested and
   exercisable (Note 6) .............................          --       243,250            --       243,250
May 2001, options granted to purchase
   100,000 shares of common stock (Note 6) ..........          --            --            --            50
July 2001, options granted to purchase
   100,000 shares of common stock (Note 6) ..........          --            --            --           100
August 2001, stock issued to consultant in
   exchange for services ($.31/share) (Note 6) ......      61,800            --            --        62,000
August 2001, stock issued to attorney in
   exchange for services ($.31/share) (Note 6) ......      46,350            --            --        46,500
November 2001, stock issued to attorney in
   exchange for services ($.20/share) (Note 6) ......      43,780            --            --        44,000
Net loss ............................................          --            --    (1,227,410)   (1,227,410)
                                                       ----------  ------------   -----------   -----------

Balance at December 31, 2001 ........................  $1,581,955  $         --   $(1,952,023)  $   (99,459)
                                                       ==========  ============   ===========   ===========



                 See accompanying notes to financial statements

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                 JUNE 17,
                                                                                                   1999
                                                                   FOR THE YEARS ENDED         (INCEPTION)
                                                                       DECEMBER 31,              THROUGH
                                                               ----------------------------    DECEMBER 31,
                                                                   2001            2000            2001
                                                               ------------    ------------    ------------
Cash flows from operating activities:
    Net loss ...............................................   $ (1,227,410)   $   (573,860)   $ (1,952,023)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation and amortization .....................        135,490          19,968         155,458
         Stock-based compensation (Note 6) .................        395,900              --         407,144
         Contributed services (Note 2) .....................             --         147,300         271,170
         Asset impairment charge (Note 2) ..................        218,492              --         218,492
         Changes in operating assets and liabilities:
               Prepaid expenses ............................          2,405          (2,405)             --
               Accounts payable ............................         15,716          75,763         106,831
               Unearned revenue ............................           (808)          1,100             292
                                                               ------------    ------------    ------------
                    Net cash used in
                       operating activities ................       (460,215)       (332,134)       (792,636)
                                                               ------------    ------------    ------------

Cash flows from investing activities:
    Equipment purchases ....................................         (2,400)        (16,654)        (19,054)
    Payments for copyright .................................             --             (61)           (485)
    Payments for trademark .................................             --            (525)         (2,460)
    Payments for web site ..................................       (123,549)       (214,886)       (345,935)
    Payments for patent ....................................         (2,657)        (26,800)        (29,457)
    Payments for leasehold improvements ....................             --          (2,802)         (2,802)
                                                               ------------    ------------    ------------
                    Net cash used in
                       investing activities ................       (128,606)       (261,728)       (400,193)
                                                               ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from the sale of common stock
       net of offering costs ...............................             --       1,132,446       1,158,150
    Proceeds from exercise of stock options ................             --           6,100           6,100
    Payments on capital lease obligations ..................         (6,891)         (3,533)        (10,424)
    Proceeds from director loans (Note 2) ..................         30,000              --          30,000
    Contributed capital ....................................             --          10,000          10,000
                                                               ------------    ------------    ------------
                    Net cash provided by
                       financing activities ................         23,109       1,145,013       1,193,826
                                                               ------------    ------------    ------------

                       Net change in cash ..................       (565,712)        551,151             997

Cash, beginning of period ..................................        566,709          15,558              --
                                                               ------------    ------------    ------------

Cash, end of period ........................................   $        997    $    566,709    $        997
                                                               ============    ============    ============

Supplemental disclosure of cash flow information:
    Income taxes ...........................................   $         --    $         --    $         --
                                                               ============    ============    ============
    Interest ...............................................   $      4,490    $      2,145    $      6,635
                                                               ============    ============    ============

Non-cash financing activities:
    Equipment acquired under capital lease .................   $         --    $     29,967    $     29,967
                                                               ============    ============    ============



                 See accompanying notes to financial statements

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


(1) ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  ORGANIZATION AND BASIS OF PRESENTATION

                  IDMedical.com, Inc. (the "Company") was incorporated on June 17, 1999 to capitalize on the growing demand for online medical records systems through the systematic acquisition of paying members from targeted marketing groups which include corporations, organizations or associations. The goal of the Company is to become the premier national provider of online medical records systems. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7.

                  Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the limited history of the need for internet services. The Company's future ability to continue as a going concern will be dependent upon its ability to create and provide effective online medical records systems, the continued acceptance of the Internet and the Company's ability to develop and provide new products that meet customers' changing requirements, including the effective use of leading technologies, to continue to enhance its current systems, and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

                  On February 5, 2002, the Company acquired 100 percent of the issued and outstanding common stock of ToolTrust Corporation in exchange for 20,000,000 shares of the Company's common stock (see Note 8).

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

                  CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2001.

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

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


                  DEFERRED COSTS

                  Deferred costs include various patent and trademark application costs and deferred offering costs. The Company will begin amortizing the patent and trademark costs as the applications are approved. Deferred offering costs consist of legal, accounting and printing costs incurred in connection with the Company's private offering. The deferred costs were offset against the proceeds from the offering, at the closing of the offering.

                  INTANGIBLE ASSETS

                  Intangible assets consist of a copyright, a web site and software costs:

                  Copyright

                  Costs are amortized over the estimated useful life of three years on the straight-line basis.

                  Web site and software costs

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

                  IMPAIRMENT OF LONG-LIVED ASSETS

                  The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. In addition, the recoverability of goodwill is further evaluated under the provisions of APB Opinion No. 17, Intangible Assets, based upon estimated fair value. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

                  FINANCIAL INSTRUMENTS

                  SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of cash, accounts payable and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

                  STOCK-BASED COMPENSATION

                  The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

                  Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. Pro forma disclosures have been included in Note 6.

                  LOSS PER COMMON SHARE

                  The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2001, there were 619,000 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive. Also excluded from the calculation of net loss per share-diluted were 2,250,000 warrants granted during the year ended December 31, 2000, all of which vested on February 3, 2001, and would also be antidilutive.

(2)      RELATED PARTY TRANSACTIONS

                  On August 23, 2001, three directors each advanced the Company $10,000 for working capital. The advances are non-interest bearing and are due on demand. The $30,000 of advances is included in the accompanying financial statements as indebtedness to related parties at December 31, 2001 (see also
                  Note 8).

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


                  Certain officers of the Company provided services such as administration, accounting and project management, at no charge. The value of those services was recognized in the accompanying financial statements through a charge to compensation expense and a corresponding credit to paid-in capital. The Company recognized contributed services totaling $-0-, $147,300 and $271,170, respectively, for the years ended December 31, 2001 and 2000 and June 17, 1999 (inception) through December 31, 2001.

                  In February 2000, officers contributed a total of $10,000 for working capital.

(3)      PROPERTY AND EQUIPMENT

                  Property and equipment consisted of the following at December 31, 2001:

Property and equipment under capital lease .......   $ 29,967
Leasehold improvements ...........................      2,802
Furniture and equipment ..........................     19,054
                                                     --------
                                                       51,823
Less accumulated depreciation and amortization ...    (27,692)
                                                     --------
                                                     $ 24,131
                                                     ========

                  Depreciation expense totaled $20,017, $7,675, and $27,692 for the years ended December 31, 2001 and 2000, and from June 17, 1999 (inception) through December 31, 2001.

(3)      CAPITAL LEASES

                  Capital lease obligations consisted of the following at December 31, 2001:

Lease payable, net of imputed interest of $6,086,
in 48 installments of $777, collateralized by equipment ....   $19,543
                                                               =======

                  Interest expense on capital lease obligations totaled $4,490, $2,145, and $6,635 for the years ended December 31, 2001 and 2000 and from June 17, 1999 (inception) through December 31, 2001, respectively.

                  Maturities on the capital lease obligations subsequent to December 31, 2001 are as follows:

December 31,
  2002....................   $  9,319
  2003....................      9,319
  2004....................      6,991
                             --------
                               25,629
Less imputed interest.....     (6,086)
                             --------
                             $ 19,543
                             ========

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


(5)      INTANGIBLE ASSETS AND DEFERRED COSTS

                  INTANGIBLE ASSETS

                  Intangible assets consisted of the following at December 31, 2001:

Web site ..........................   $ 345,935
Copyright .........................         485
                                      ---------
                                        346,420
Less:
     Accumulated amortization .....    (127,766)
     Asset impairment charge ......    (218,492)
                                      ---------
                                      $     162
                                      =========

                  Amortization expense totaled $115,473, $12,293, and $127,766 for the years ended December 31, 2001 and 2000, and from June 17, 1999 (inception) through December 31, 2001.

                  ASSET IMPAIRMENT CHARGE

                  On February 5, 2002, the Company was acquired in a reverse merger, which resulted in a significant change in the Company's business plan (see Note 9). Due to the Company's change in business plan, continued losses since inception, and uncertainty regarding the ultimate recovery of the Company's intangible assets, the Company recorded an asset impairment charge against its web site totaling $218,492, or ($.022) per common share in the accompanying financial statements in accordance with SFAS 121.

                  DEFERRED COSTS

                  Deferred costs consisted of the following at December 31, 2001:

Patent .............   $29,457
Service mark .......     2,460
                       -------
                       $31,917
                       =======

(6)      SHAREHOLDERS' EQUITY

                  COMMON STOCK

                  On August 3, 2001, the Company issued Juliard Communications, Inc. ("Juliard") 200,000 of the Company's common stock in exchange for visual design, re-design of the Company's web site, computer programming, and assistance with advertising and marketing (see Note E). The market value of the common stock on the transaction date was $.31 per share. Stock-based compensation expense of $62,000 was recognized in the accompanying financial statements for the year ended December 31, 2001.

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


                  On August 3, 2001, the Company issued 150,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.31 per share. Stock-based compensation expense of $46,500 was recognized in the accompanying financial statements for the year ended December 31, 2001.

                  On November 7, 2001, the Company issued 220,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.20 per share. Stock-based compensation expense of $44,000 was recognized in the accompanying financial statements for the year ended December 31, 2001.

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

                  In July 1999 the Company issued 1,100,000 shares of its restricted common stock in exchange for consulting services valued at $10,744 which is recorded as stock based compensation in the accompanying financial statements. Of this amount, $5,000 was attributable to legal fees and $5,744 was for consulting services. The transactions were valued at the value of the services.

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

                  STOCK OPTIONS

                  The Company has adopted a non-qualified stock option and stock grant plan for the benefit of key personnel and others providing significant services. An aggregate of 1,312,000 shares of common stock has been reserved under the plan. Options granted pursuant to the plan will be exercisable at a price no less than the market value of the shares of common stock on the date of grant. There were 619,000 options outstanding under this plan as of December 31, 2001. According to the Company's policy, options granted to non-employees are accounted for under the fair value method, while options granted to employees and directors are accounted for using the intrinsic method. The fair value of the Company's common stock was determined by the board of directors based on contemporaneous equity transactions and other analysis.

                  OPTION PRICING MODEL

                  The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the year ended December 31, 2001: risk-free interest rate of 5.0 percent, expected volatility of 6.5 percent, expected life of three years, and no expected dividends.

                  From June 17, 1999 (inception) to December 31, 1999, the weighted average exercise price and fair value of options granted were $.10 and $.002, respectively on the date of grant for options granted with an exercise price greater than the fair value of the stock. During the year ended December 31,

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


                  2000, the weighted average exercise price and fair value of options granted was $1.10 and $.169, respectively on the date of grant for options granted with an exercise price greater than the fair value of the stock. There were no options granted with exercise prices that equaled or were less than the fair value of the underlying stock on the date of grant.

                  The fair value of each warrant granted has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.8 percent, expected volatility of zero percent, expected life of three to five years, and no expected dividends. All warrants were granted during the year ended December 31, 2000. During the year ended December 31, 2000, the weighted average exercise price and fair value of warrants granted was $1.55 and $.1065, respectively on the date of grant for warrants granted with an exercise price greater than the fair value of the stock. There were no warrants granted with exercise prices that equaled or were less than the fair value of the underlying stock on the date of grant.

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

                  OPTIONS GRANTED TO NON-EMPLOYEES, ACCOUNTED FOR UNDER THE FAIR VALUE METHOD

                  On July 9, 2001, the Company entered into agreements with three unrelated third party consultants to provide technical advisory services, software development services, and graphic services to the Company. The Company granted the consultants fully vested options to purchase 100,000 shares of the Company's common stock. On July 9, 2001 the market value of the stock was $.70. The options are exercisable at $1.10 and expire on July 9, 2006. The Company determined the fair value of the options in accordance with SFAS 123 to be $.001 per share and have recorded stock based compensation expense of $100.

                  On May 24, 2001, the Company entered into agreements with four unrelated third party consultants to provide technical advisory services, software development services, and graphic services to the Company. The Company granted the consultants fully vested options to purchase 50,000 shares of the Company's common stock. The Company's common stock was not traded on May 24, 2001 and had a nominal value. The options are exercisable at $1.10 and expire on May 24, 2006. The Company determined the fair value of the options in accordance with SFAS 123 to be $.001 per share and have recorded stock based compensation expense of $50.

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

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

                  OPTIONS GRANTED TO EMPLOYEES, ACCOUNTED FOR UNDER THE FAIR VALUE METHOD (PRO FORMA)

                  An employee of the Company was granted options to purchase 50,000 and 100,000 shares of common stock on May 24, 2001 and August 1, 2000, respectively. Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                                     June 17, 1999
                                                                                     (Inception)
                                                             December 31,              Through
                                                     ----------------------------    December 31,
                                                         2001            2000            2001
                                                     ------------    ------------    -------------
Net loss, as reported ............................   $ (1,227,410)   $   (573,860)   $ (1,952,023)
   Decrease due to:
       Employee stock options ....................            (50)        (16,900)        (16,950)
                                                     ------------    ------------    ------------
Pro forma net loss ...............................   $ (1,227,460)   $   (590,760)   $ (1,968,973)
                                                     ============    ============    ============

As reported:
    Net loss per share - basic and diluted .......   $      (0.12)   $      (0.06)
                                                     ============    ============
Pro Forma:
    Net loss per share - basic and diluted .......   $      (0.12)   $      (0.06)
                                                     ============    ============

                  SUMMARY

                  Following is a summary of the Company's stock option awards to purchase shares of common stock as of December 31, 2001, and the changes since inception:

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Fixed Options                                    Number
-------------                                   --------
Outstanding at June 17, 1999 (inception) ....         --
Granted .....................................    250,000
Exercised ...................................         --
Canceled ....................................         --
                                                --------
Outstanding at December 31, 1999 ............    250,000
Granted .....................................    230,000
Exercised ...................................    (61,000)
Canceled ....................................         --
                                                --------
Outstanding at December 31, 2000 ............    419,000
Granted .....................................    200,000
Exercised ...................................         --
Canceled ....................................         --
                                                --------
Outstanding at December 31, 2001 ............    619,000
                                                ========

                  WARRANTS

                  On August 1, 2000, the Company entered into agreements with three unrelated third party consultants to provide investment banking services to the Company. The Company granted the consultants warrants to purchase 1,250,000 shares of the Company's common stock at an exercise price of $1.10. On August 1, 2000 the fair value of the stock was $1.00. The warrants are exercisable beginning on February 3, 2001 and expire on February 2, 2005. The Company determined the fair value of the warrants in accordance with SFAS 123 to be $.121 and has recorded deferred compensation of $151,250.

                  Also on August 1, 2000, the Company entered into agreements with the aforementioned consultants. The Company granted the consultants warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $2.00. On August 1, 2000 the fair value of the stock was $1.00. The warrants are exercisable on February 3, 2001 and expire on February 2, 2005. The Company determined the fair value of the warrants in accordance with SFAS 123 to be $.092 and have recorded deferred compensation of $92,000.

                  During the year ended December 31, 2001, the warrants became fully vested and the $243,250 of deferred compensation was charged to operations as stock-based compensation.

(7)      INCOME TAXES

                  A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2001 and 2000 follows:

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


                                                 For the Years Ended
                                                    December 31,
                                                ---------------------
                                                  2001         2000
                                                --------     --------
U.S. statutory federal rate, graduated ......      34.00%       34.00%
State income tax rate, net of federal .......       5.74%        5.74%
Permanent book-to-tax differences ...........      (0.21)%      (0.35)%
Net operating loss (NOL) for which
    no tax benefit is currently available ...     (39.53)%     (39.39)%
                                                --------     --------
                                                    0.00%        0.00%
                                                ========     ========

                  At December 31, 2001, deferred tax assets consisted of a net tax asset of $777,387, due to operating loss carryforwards of $1,925,102, which was fully allowed for, in the valuation allowance of $777,387. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2001 and 2000 totaled $481,073 and $221,485, respectively. The current tax benefit also totaled $481,073 and $221,485 for the years ended December 31, 2001 and 2000, respectively. The net operating loss carryforward expires through the year 2021.

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

(8)      CONSULTING AGREEMENT

                  On April 1, 2001, the Company entered into a consulting agreement with Juliard. Juliard agreed to provide strategic planning, business management, advertising and marketing consulting services in exchange for a monthly fee of $5,000. The term of the agreement was from April 1, 2001 through September 30, 2001 and could be extended with the consent of both parties for a second term of 12 months. The Company paid Juliard $25,000 during the year ended December 31, 2001.

                  On July 10, 2001, the parties amended the agreement. Juliard agreed to perform additional services including visual design, re-design of the Company's web site, computer programming, and assistance with advertising and marketing in exchange for 200,000 shares of the Company's common stock. Pursuant to the agreement, the Company issued 200,000 shares of its common stock to Juliard on August 3, 2001 (see also Note 6).

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


(9)      SUBSEQUENT EVENTS

                  REVERSE ACQUISITION

                  On February 5, 2002, the Company acquired 100 percent of the issued and outstanding common stock of ToolTrust Corporation ("ToolTrust"), a Nevada corporation, in exchange for 20,000,000 shares of the Company's common stock in a reverse acquisition. As a result, the Company underwent a change in control and ToolTrust became a wholly-owned subsidiary of the Company. The Company also formed a new wholly-owned subsidiary, IDMedical, Inc., to operate its online medical records business.

                  At the time the reverse acquisition was closed, ToolTrust had two wholly-owned subsidiaries: ClearDialog.com, Inc., an applications service provider specializing in live voice conferencing systems; and LocalToolBox Corporation, which provides web content and web site management services.

                  Following are unaudited, condensed, pro forma financial statements which disclose financial information as of and for the nine months ended September 30, 2001 as if the reverse acquisition had occurred on January 1, 2001.

SEPTEMBER 30, 2001 (UNAUDITED)

                                                      Local      Clear
                            IDMedical   ToolTrust    ToolBox     Dialog      Adjustments   Pro Forma
                            ---------   ---------   ---------   ---------    -----------   ---------
Total assets ............   $ 320,328   $      --   $  23,546   $   8,287    $   130,000   $ 482,161
                            =========   =========   =========   =========    ===========   =========

Total liabilities .......   $ 124,393   $      --   $  16,549   $  94,716    $        --   $ 235,658
Total equity ............     195,935          --       6,997     (86,429)       130,000     246,503
                            ---------   ---------   ---------   ---------    -----------   ---------

Total liabilities
   and equity ...........   $ 320,328   $      --   $  23,546   $   8,287    $   130,000   $ 482,161
                            =========   =========   =========   =========    ===========   =========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

                                                       Local       Clear
                            IDMedical    ToolTrust    ToolBox      Dialog      Adjustments    Pro Forma
                            ---------    ---------   ---------    ---------    -----------    ---------
Revenue .................   $     481    $      --   $  99,521    $      --    $        --    $ 100,002

Expenses ................     289,701           --     212,357      146,806         10,000      658,864
                            ---------    ---------   ---------    ---------    -----------    ---------

Net loss ................   $(289,220)   $      --   $(112,836)   $(146,806)   $   (10,000)   $(558,862)
                            =========    =========   =========    =========    ===========    =========

                  Complete pro forma disclosures on the reverse acquisition are included in the Company's Form 8-K filed on February 5, 2002.

                  As part of the closing, the former officers and directors of the Company received warrants to purchase the Company's common stock:

                               IDMEDICAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Officer/Director                                   Warrants
----------------                                   --------
Richard Schaller, Sr.                      166,667 @ $0.50 per share
                                           166,667 @ $1.00 per share
                                           166,667 @ $2.00 per share

Richard Schaller, Jr.                      166,667 @ $0.50 per share
                                           166,667 @ $1.00 per share
                                           166,667 @ $2.00 per share

Neil A. Cox                                166,667 @ $0.50 per share
                                           166,667 @ $1.00 per share
                                           166,667 @ $2.00 per share

                  The warrants were fully vested upon closing and are exercisable for a period of two years.

                  Upon closing the Agreement, the former officers and directors of the Company were also retained as consultants to the Company to assist with the online medical records operations.

                  INDEBTEDNESS TO RELATED PARTIES

                  On February 5, 2002, the Company repaid the former directors of the Company $30,000 for the working capital advances received during 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Directors and Executive Officers of the Company. The Company has a Board of Directors which is currently comprised of five members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.

Simultaneously with the execution of the Reorganization Agreement, effective October 25, 2001, the former officers and directors of the Company resigned their respective positions and Robert P. Gordon, James K. Robbins, Robert L. Evans, Joseph R. King, and Garrett J. Girvan became directors of the Registrant. The directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are, as follows:

Name                          Age     Position                                           Director Since
----                          ---     --------                                           --------------
Robert P. Gordon              52      Chairman, Chief Executive Officer and               October 2001
                                      Director

James K. Robbins              40      President, Secretary and Director                   October 2001

Robert L. Evans               41      Director                                            October 2001

Joseph R. King                52      Director                                            October 2001

Garret J. Girvan              56      Director                                            October 2001


Robert P. Gordon, Chairman, Chief Executive Officer -- Mr. Gordon founded ToolTrust Corporation in April 2001 and has coordinated the aggregation of the Registrant's three technology, marketing and services-focused subsidiaries:
IDMedical, LocalToolbox and ClearDialog. Mr. Gordon has over 25 years experience in national and international corporate leadership. Mr. Gordon has a B.A. in Philosophy and Biology from New York University, where he also did his graduate studies.

James Robbins, Director, President & Secretary -- Mr. Robbins founded LocalToolbox Corporation, a web publishing technology provider, based on content management systems he developed during his tenure as Vice-President of Content for SoftNet Systems, Inc., a global provider of broadband Internet services. Prior to LocalToolbox and beginning in December 1998, Mr. Robbins served as the Senior Director of Content Services for ISP Channel, a SoftNet subsidiary. During his tenure at ISP Channel, he conceived of and launched a network of ninety community portal sites across the United States. These portals, known as "ISP Channel Neighborhoods," recruit strategic partners (currently more than 500) in each of ISP Channel's cable modem affiliate systems to produce and publish web content to their respective Neighborhood sites. Prior to joining ISP Channel, Mr. Robbins served as director of new media for Gannett Company, Inc., where he directed the creation of several successful web ventures. Mr. Robbins is a graduate of Westmont College in Santa Barbara, California and performed post-graduate study at California State University, Fullerton in the Department of Communications.

Robert L. Evans, Director -- Mr. Evans founded ISP Channel (A SoftNet Systems, Inc. subsidiary), at one time the United States' third largest cable broadband system integrator, Autotalk, Inc., a broadcaster of traffic information, which used Mr. Evan's Autotalk technology. The Autotalk product had widespread retail distribution at Good Guys, Circuit City and Airline SkyMall Magazines. Mr. Evans also founded International Teletext Communications, Inc. which used data imbedding transmission and receiving devices invented by Mr. Evans. Mr. Evans Bob created a network of data content transmissions on three satellite video uplink feeds and over thirty television stations nationwide over a period of six years.

Joseph R. King, Director - Mr. King is presently the Chairman and Chief Executive Officer of The Narragansett Group, Inc. ("TNG") and acting Chairman and Chief Executive Officer of Heart of a Champion Foundation. Prior to TNG, Mr. King served as the National Director of fundraising with the United States Olympic Committee and was the Director of Marketing for MADD. He has also served with organizations such as The Boy Scouts of America and The United Cerebral Palsy Organization. In addition, Mr. King serves on the boards of The Jesse Owens Foundation, The National Federation of Non-Profits, and the Future Business Leaders of America.

Garrett J. Girvan, Director - Mr. Girvan currently serves as a consultant on several Internet-related ventures, including the sale of Intellicom, a pioneer in Internet-over-satellite technology, and funding of Synovial, a developer of middleware software for wireless devices. Mr. Girvan previously served in several roles at SoftNet Systems, Inc., a global broadband Internet services company, including CEO, COO and CFO. Prior to his tenure with SoftNet, Mr. Girvan held various positions within Viacom Inc.'s cable TV division, including COO and CFO. Mr. Girvan has also held numerous financial positions in such companies as Shaklee Corp. and Price Waterhouse. In addition to his extensive business experience, Mr. Girvan also served as a captain in the United States Marine Corp., including a tour in Viet Nam.

(b) Family Relationships. None.

(c) Involvement in Certain Legal Proceedings.

In December 1997, Phoenix Information Systems Corp. ("Phoenix") declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. At that time, Robert P. Gordon was a director of Phoenix. On March 5, 1999, Visitors Services International Inc. ("VSI"), filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division. At that time, Robert P. Gordon was an officer and director of VSI.

In March 2002, Perch, Inc., a Florida corporation which operates a restaurant in St. Petersburg, Florida declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Robert P. Gordon is an officer and director of Perch.

Directors and officers of IDMedical, Inc. The Company's subsidiary, IDMedical, Inc. ("IDMedical"), has a board of directors comprised of one director. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of IDMedical and their respective age and position are as follows:

                                                                                                      Director of
Name                                  Age        Position with IDMedical                            IDMedical Since
----                                  ---        -----------------------                            ---------------
Robert P. Gordon                      52         President, Secretary and Director                   February 2002


Directors and officers of LocalToolbox Corporation. The Company's subsidiary, LocalToolbox Corporation ("LocalToolbox"), has a board of directors comprised of two director who hold office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of LocalToolbox and their respective age and position are as follows:

                                                                                                      Director of
Name                                  Age        Position with LocalToolbox                       LocalToolbox Since
----                                  ---        --------------------------                       ------------------
James K. Robbins                      40         Chairman, President, Secretary and Director         November 2000

Robert L. Evans                       41         Director                                            November 2000

Directors and officers of ClearDialog Communications, Inc. The Company's subsidiary, ClearDialog Communications, Inc. ("ClearDialog"), has a board of directors comprised of one director. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of LocalToolbox and their respective age and position are as follows:

                                                                                                      Director of
Name                                  Age        Position with ClearDialog                         ClearDialog Since
----                                  ---        -------------------------                         -----------------
Robert L. Evans                       41         Chairman, Secretary, Treasurer and Director          August 2000


ITEM 10. EXECUTIVE COMPENSATION

(a) General

         The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of the Company for all services rendered in all capacities to the Company and its subsidiaries.

(b) Summary Compensation Table

         The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, during the fiscal years ended December 31, 2001, 2000 and 1999 to or for the Company's Chief Executive Officer.

          None of the Company's directors or executive officers earned more than $100,000 during the years ended December 31, 2001, 2000 and 1999.

                           Summary Compensation Table

                                                                    Annual Compensation
                                                           ---------------------------------------

                  (a)                        (b)             (c)           (d)            (e)
                 Name                        Year                                        Other
                  And                       Ended                                       Annual
               Principal                   December        Salary         Bonus       Compensation
               Position                       31             ($)           ($)            ($)
               --------                    --------        ------         -----       ------------
Robert P. Gordon, CEO, Treasurer &           2001            -0-           -0-            -0-
Director

Richard J.  Schaller, Sr., CEO,              2001          30,000          -0-            -0-
President & Director                         2000          39,342          -0-            -0-
                                             1999            -0-           -0-            -0-

                                                      Long Term Compensation
                                             ---------------------------------------
                                                       Awards                Payouts
                                             -------------------------       -------

               (a)                 (b)          (f)            (g)             (h)            (i)
               Name                Year      Restricted                                       All
               And                Ended        Stock          Shares          LTIP          Other
            Principal            December     Award(s)      Underlying       Payouts      Compensation
             Position               31          ($)          Options           ($)            ($)
             --------            --------    ----------     ----------       -------      ------------
    Robert P. Gordon, CEO,         2001         -0-            -0-             -0-            0-
    Treasurer and Director

    Richard J. Schaller,           2001         -0-            -0-             -0-            -0-
    Sr., CEO, President &          2000         -0-            -0-             -0-            -0-
    Director                       1999         -0-            -0-             -0-            -0-

(c) Option/SAR Grants in Last Fiscal Year

This table has been omitted, as the Company did not grant any stock options or stock appreciation rights to its executive officers during fiscal year 2001.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

This table has been omitted, as no stock options were exercised by the Company's executive officers during fiscal year 2001.

(e) Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

This table has been omitted, as no executive officers received awards under any LTIP during fiscal year 2001.

(f) Compensation of Directors

The Company did not pay any compensation to its directors for service provided as a director during fiscal year 2001. There are no formal or informal understandings or arrangements relating to compensation. However, the Company's directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company's business. These expenses include out-of-pocket expenses for a variety of items including travel, telephone and postage.

(g) Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

The Company's board of directors has complete discretion as to the appropriateness of:

         (a)      key-man life insurance;

         (b)      officer and director liability insurance;

         (c) employment contracts with and compensation of executive officers and directors;

         (d)      indemnification contracts; and

         (e)      incentive plans to award executive officers and key employees.

The Company's board of directors is responsible for reviewing and determining the annual salary and other compensation of its executive officers and key employees. The Company's goals are to align compensation with business objectives and performance and to attract, retain, and reward executive officers and other key employees who contribute to the long-term success of IDMedical. In the future, executive compensation may include, without limitation, cash bonuses, stock option grants, and stock reward grants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 15, 2002, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.

                                                     Amount and Nature of
Name and Address of Beneficial Owner(1)             Beneficial Ownership(2)          Percent of Class(2)
---------------------------------------             -----------------------          -------------------
Robert L. Evans(3)                                         2,865,127                           8.68%
Robert P. Gordon(4)                                        1,750,000                           5.45%
Joseph R. King(5)                                          3,050,000                           9.51%
Garrett J. Girvan(6)                                         200,000                              0%*
James K. Robbins(7)                                          950,000                           2.92%
Les Laky                                                   1,703,654                           5.59%
Robert Marzeski                                            1,703,653                           5.59%
James Newman(8)                                            1,983,653                            6.8%
Blue Car Partners LLC (9)                                  1,800,000                           5.81%
Richard J. Schaller, Sr.(10)                               1,850,000                           5.93%
Neil A. Cox(11)                                            1,839,000                           5.89%

Includes all officers and directors of the                 8,815,127                          25.15%
Company as a group (5 persons)

----------

(1) Unless otherwise indicated, all shares are beneficially owned by the persons named. The address of each person is 1 Beach Drive, Unit 41, St. Petersburg, Florida 33701.

(2) Based upon 31,582,500 shares outstanding at April 15, 2002, plus the amount of shares each person or group has the right to acquire within 60 days under options, warrants, rights, conversion privileges, or similar obligations.

(3) Includes options to purchase 500,000 shares at $0.25 per share; 450,000 at $0.50 per share and 450,000 at $1.00 per share.

(4) Includes 700,000 shares owned by Mr. Gordon's spouse and options to purchase 250,000 shares at $0.25 per share; 150,000 shares at $0.50 per share and 100,000 at $1.00 per share.

(5)      Includes 1,300,000 shares owned by Mr. King's spouse.

(6) Includes options to purchase 75,000 shares at $0.25; 50,000 shares at $0.50 and 50,000 shares at $1.00.

(7) Includes options to purchase 300,000 shares at $0.25; 300,000 shares at $0.50 and 300,000 shares at $1.00.

(8) Includes options to purchase 50,000 shares at $0.25; 50,000 shares at $0.50 and 50,000 shares at $1.00.

(9) Blue Car Partners LLC's address is 350 Fifth Avenue, Suite 6401, New York, NY 10118.

(10) Richard J. Schaller, Sr.'s address is 1170 Hillview Road, Allentown, PA 18103.

(11)     Neil A. Cox's address is 4333 N. 30th Street, Boulder, CO 80301.

*        Constitutes less than 1% of outstanding.

         All of the shares of Common Stock held by officers, directors and principal shareholders listed above are "restricted securities" and, as such, are subject to limitations on resale. The shares may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended, under certain circumstances.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the Company's February 5, 2002 acquisition of 100% of the issued and outstanding common stock of ToolTrust, the following occurred:

o Robert L. Evans was issued 1,415,127 shares of the Company's restricted common stock and became a director of the Company.

o    Garrett Girvan became a director of the Company.

o Robert P. Gordon was issued 500,000 shares of the Company's restricted common stock and became an officer and director of the Company. Mr. Gordon's wife, Elizabeth Gordon, was issued 700,000 shares of the Company's restricted common stock.

o Joseph R. King was issued 1,200,000 shares of the Company's restricted common stock and became a director of the Company. Mr. King's wife, Sandy King, was issued 1,300,000 shares of the Company's restricted common stock.

o    James K. Robbins became and officer and director of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number                     Description

2.1 Agreement and Plan of Reorganization dated October 25, 2001 by and among the Company, ToolTrust Corporation ("ToolTrust") and certain shareholders of ToolTrust (Incorporated by reference to Exhibit 2.1 to the Registrant's quarterly report on Form 10-QSB filed November 19, 2001).

4.1 The Company's Articles of Incorporation, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, filed October 13, 2000).

4.2 The Company's Bylaws, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2, filed October 13, 2000).

10.1 IDMedical.com, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2, filed October 13, 2000).

10.2 Form of Common Stock Purchase Warrant, exercise price $1.10 (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2, filed October 13, 2000).

10.3 Form of Common Stock Purchase Warrant, exercise price $2.00 (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2, filed October 13, 2000).

10.8 Consulting Agreement with Juliard Communications, Inc. dated April 1, 2001 and as amended July 10, 2001 (Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB filed August 14, 2001).

(b) Reports on Form 8-K

No current reports on Form 8-K were filed during the last quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2002.

                                       IDMEDICAL.COM, INC.


                                       By: /s/ Robert P. Gordon
                                          --------------------------------------
                                          Robert P. Gordon, Chairman, CEO,
                                          Treasurer, Chief Financial and
                                          Accounting Officer and Director

                                       By: /s/ James K. Robbins
                                          --------------------------------------
                                          James K. Robbins, President, Secretary
                                          and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                       By: /s/ Robert P. Gordon
                                          --------------------------------------
                                       Robert P. Gordon, Director

                                       Date: April 15, 2002


                                       By: /s/ James K. Robbins
                                          --------------------------------------
                                       James K. Robbins, Director


                                       Date: April 15, 2002


                                       By: /s/ Robert L. Evans
                                          --------------------------------------
                                       Robert L. Evans, Director

                                       Date: April 15, 2002


                                       By: /s/ Joseph R. King
                                          --------------------------------------
                                       Joseph R. King, Director

                                       Date: April 15, 2002