Form 10QSB
period 2002-03-31
IDMEDICAL COM INC
filed 2002-06-05
CIK 1102358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

                        Commission file number: 333-47924

                               IDMEDICAL.COM, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                          COLORADO                                                      84-1506325
--------------------------------------------------------------               ---------------------------------
(State or other jurisdiction of incorporation or organization)                (IRS Employer Identification No.)



                 1 BEACH DRIVE, UNIT 41, ST. PETERSBURG, FLORIDA
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (727) 822-7011
                       ----------------------------------
                           (issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 31, 2002, THE ISSUER HAD 24,730,833 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                                             Page
                                                                                           --------
PART 1 - FINANCIAL INFORMATION
     Item 1.  Financial Statements

     Condensed balance sheet, March 31, 2002 (unaudited) ...............................        F-1
     Condensed statements of operations, three months ended March 31,
        2002 and 2001 (unaudited), and June 17, 1999 (inception) through
        March 31, 2002 (unaudited) .....................................................        F-2
     Condensed statements of cash flows, three months ended March 31,
        2002 and 2001 (unaudited), and June 17, 1999 (inception) through
        March 31, 2002 (unaudited) .....................................................        F-3
     Notes to condensed financial statements (unaudited) ...............................        F-4

     Item 2.  Plan of Operation ........................................................          2

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information ........................................................          3
     Item 2.  Changes in Securities ....................................................          3
     Item 3.  Defaults Upon Senior Securities ..........................................          3
     Item 4.  Submission of Matters to a Vote of Security Holders ......................          3
     Item 5.  Other Information ........................................................          3
     Item 6.  Exhibits and Reports on Form 8-K .........................................          4

     Signatures ........................................................................          6

PART 1. ITEM 1. FINANCIAL INFORMATION

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2002

ASSETS
Cash..........................................................................  $           8,296
Property and equipment, less accumulated depreciation and
   amortization of $25,932....................................................             23,089
Intangible assets, less accumulated amortization of $364......................                121
Other assets..................................................................             31,917
                                                                                -----------------
                                                                                $          63,423
                                                                                =================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
   Accounts payable and accrued expenses......................................  $          69,422
   Unearned revenue...........................................................                134
   Capital lease obligations .................................................              6,443
                                                                                -----------------
          Total liabilities...................................................             75,999
                                                                                -----------------

Shareholders' equity (Note D):
   Preferred stock............................................................                 --
   Common stock...............................................................             24,731
   Outstanding common stock options...........................................            221,858
   Outstanding Warrants.......................................................            293,250
   Additional paid-in capital.................................................          2,479,395
   Deficit accumulated during development stage...............................         (3,031,810)
                                                                                -----------------
          Total shareholders' deficit.........................................            (12,576)
                                                                                -----------------
                                                                                $        $ 63,423
                                                                                =================


            See accompanying notes to condensed financial statements.

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                June 17,
                                                                                                  1999
                                                                                               (Inception)
                                                                 Three Months Ended              Through
                                                                      March 31,                  March 31,
                                                          --------------------------------    --------------
                                                               2002              2001               2002
                                                          --------------    --------------    --------------
Revenue, net ..........................................   $          183    $          424    $        2,301

Operating expenses:
   Stock-based compensation (Note D) ..................        1,046,670                --         1,470,144
   Selling, general and administrative ................           28,797           159,093         1,414,069
   Depreciation and amortization ......................            3,539            33,453           158,997
                                                          --------------    --------------    --------------
                Total operating expenses ..............        1,079,006           192,546         3,043,210
                                                          --------------    --------------    --------------
                Operating loss ........................       (1,078,823)         (192,122)       (3,040,909)

Interest income .......................................               --             1,079            16,698
Interest expense ......................................             (964)           (1,343)           (7,599)
                                                          --------------    --------------    --------------
                Net loss before income taxes ..........       (1,079,787)         (192,386)       (3,031,810)

Income taxes (Note B) .................................               --                --                --
                                                          --------------    --------------    --------------

                Net loss ..............................   $   (1,079,787)   $     (192,386)   $   (3,031,810)
                                                          ==============    ==============    ==============

Basic loss per common share ...........................   $        (0.06)   $        (0.02)
                                                          ==============    ==============
Basic weighted average common shares outstanding ......       16,806,167         9,931,500
                                                          ==============    ==============


            See accompanying notes to condensed financial statements.

                                  IDMEDICAL.COM, INC.
                             (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        June 17,
                                                                                                         1999
                                                                         Three Months Ended           (Inception)
                                                                              March 31,                 Through
                                                                     ---------------------------       March 31,
                                                                        2002             2001            2002
                                                                     -----------     -----------     -------------
Net cash used in operating activities ...........................    $   (69,601)    $  (220,851)    $    (862,237)
                                                                     -----------     -----------     -------------

Cash flows from investing activities:
    Cash paid for copyright .....................................             --              --              (485)
    Cash paid for trademark .....................................             --              --            (2,460)
    Cash paid for web site ......................................             --        (123,549)         (345,935)
    Cash paid for patent ........................................             --            (527)          (29,457)
    Cash paid for leasehold improvements ........................             --              --            (2,802)
    Equipment purchases .........................................             --              --           (19,054)
                                                                     -----------     -----------     -------------
     Net cash used in investing activities ......................             --        (124,076)         (400,193)
                                                                     -----------     -----------     -------------

Cash flows from financing activities:
    Proceeds from sale of common stock, net of
       offering costs ...........................................        120,000              --         1,278,150
    Proceeds from exercise of stock options .....................             --              --             6,100
    Lease payments ..............................................        (13,100)         (2,324)          (23,524)
    Proceeds from director loans ................................             --              --            30,000
    Repayment of director loans (Note B) ........................        (30,000)             --           (30,000)
    Contributed capital .........................................             --              --            10,000
                                                                     -----------     -----------     -------------
     Net cash (used in) provided by financing activities ........         76,900          (2,324)        1,270,726
                                                                     -----------     -----------     -------------

     Net change in cash .........................................          7,299        (347,251)            8,296
Cash, beginning of period .......................................            997         566,709                --
                                                                     -----------     -----------     -------------

     Cash, end of period ........................................    $     8,296     $   219,458     $       8,296
                                                                     ===========     ===========     =============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest .................................................    $       964     $     1,343     $       7,599
                                                                     ===========     ===========     =============
       Income taxes .............................................    $        --     $        --     $          --
                                                                     ===========     ===========     =============

    Non-cash financing activities:
       Equipment acquired under capital lease ...................    $        --     $    29,967     $      29,967
                                                                     ===========     ===========     =============


            See accompanying notes to condensed financial statements.

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2001, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2002, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets and its web site. However, on October 19, 2001, the Company entered into an Agreement and Plan of Reorganization with ToolTrust Corporation ("ToolTrust"), a Nevada corporation (see Note E).

Financial data presented herein are unaudited.

NOTE B: RELATED PARTY TRANSACTIONS

On August 23, 2001, three directors each advanced the Company $10,000 for working capital. The advances are non-interest bearing and are due on demand. The Company repaid the advances in February 2002.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE D: SHAREHOLDERS' EQUITY

COMMON STOCK

On January 10, 2002, the Company issued 280,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.75 per share. Stock-based compensation expense of $210,000 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2002.

On January 10, 2002, the Company issued 150,000 shares of its common stock in exchange for consulting services. The market value of the common stock on the transaction date was $.75 per share. Stock-based compensation expense of $112,500 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2002.

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

During February 2002, the Company sold 173,333 shares of its $.001 par value common stock for $120,000 in a private offering pursuant to an exemption from registration under Rule 506 (a) of Regulation D of the Securities Act of 1933, as amended.

On February 5, 2002, the Company issued 20,000,000 shares of its common stock as part of a Plan of Reorganization (see Note E). Pursuant to the Share Exchange Agreements in May 2002, 9,700,000 of the common shares were rescinded.

On February 27, 2002, the Company issued 251,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.17 per share. Stock-based compensation expense of $42,670 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2002.

On March 8, 2002, the Company issued 400,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.13 per share. Stock-based compensation expense of $52,000 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2002.

On March 22, 2002, the Company issued 2,675,000 shares of its common stock in exchange for consulting services. The market value of the common stock on the transaction date was $.14 per share. Stock-based compensation expense of $374,500 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2002.

STOCK OPTIONS

There were 619,000 options outstanding under the Company's non-qualified stock option plan as of December 31, 2001. The Company granted options to purchase an additional 9,637,500 shares of common stock during the three months ended March 31, 2002. According to the Company's policy, options granted to non-employees are accounted for under the fair value method, while options granted to employees and directors are accounted for using the intrinsic method. The fair value of the Company's common stock was determined by the market value of the common stock.

The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the three months ended March 31, 2002: risk-free interest rate of 2.0 percent, expected volatility of 6.5 percent, expected life of two years, and no expected dividends.

The weighted average exercise price and fair value of options granted were $.65 and $.02, respectively on the date of grant for options granted with an exercise price greater than the fair value of the stock. There were no options granted with exercise prices that equaled or were less than the fair value of the underlying stock on the date of grant.

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


STOCK WARRANTS

There were 2,250,000 warrants outstanding as of December 31, 2001. The Company granted warrants to purchase an additional 1,500,003 shares of common stock during the three months ended March 31, 2002.

The fair value of each warrant granted has been estimated as of the grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the three months ended March 31, 2002: risk-free interest rate of 2.0 percent, expected volatility of 6.5 percent, expected life of two years, and no expected dividends.

The weighted average exercise price and fair value of options granted were $1.17 and $.03, respectively on the date of grant for options granted with an exercise price greater than the fair value of the stock. There were no options granted with exercise prices that equaled or were less than the fair value of the underlying stock on the date of grant.

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

OPTIONS GRANTED TO NON-EMPLOYEES, ACCOUNTED FOR UNDER THE FAIR VALUE METHOD

On March 22, 2002, the Company entered into agreements with thirteen unrelated third party consultants to provide consulting and advisory services to the Company. The Company granted certain of the consultants fully vested options to purchase an aggregate of 6,950,000 shares of the Company's common stock. On March 22, 2002 the market value of the stock was $.14. The exercise prices on the options range from $.25 to $1.50 and expire on May 31, 2005. The Company determined the fair value of the options in accordance with SFAS 123 to be $.03 per share and have recorded stock based compensation expense of $205,000.

OPTIONS GRANTED TO EMPLOYEES, ACCOUNTED FOR UNDER THE FAIR VALUE METHOD (PRO FORMA)

Employees of the Company were granted options to purchase 2,687,500 shares of common stock on March 22, 2002. Had compensation expense been recorded based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



                                                                                       June 17, 1999
                                                                                        (Inception)
                                                                March 31,                  Through
                                                      -----------------------------       March 31,
                                                         2002               2001            2002
                                                      ------------     ------------    -------------
Net loss, as reported ............................    $ (1,079,787)    $   (192,386)    $ (3,031,810)
   Decrease due to:
       Employee stock options ....................        (108,750)              --         (108,750)
                                                      ------------     ------------     ------------
Pro forma net loss ...............................    $ (1,188,537)    $   (192,386)    $ (3,140,560)
                                                      ============     ============     ============

As reported:
    Net loss per share - basic and diluted .......    $      (0.06)    $      (0.02)
                                                      ============     ============
Pro Forma:
    Net loss per share - basic and diluted .......    $      (0.07)    $      (0.02)
                                                      ============     ============


SUMMARY

Following is a summary of the Company's stock option and stock warrant awards to purchase shares of common stock as of March 31, 2002, and the changes since inception:



   Fixed Options                                        Options         Warrants
--------------------------------------------------    -----------     -----------
Outstanding at June 17, 1999 (inception) .........             --              --
Granted ..........................................        250,000              --
Exercised ........................................             --              --
Canceled .........................................             --              --
                                                      -----------     -----------
Outstanding at December 31, 1999 .................        250,000              --
Granted ..........................................        230,000       2,250,000
Exercised ........................................        (61,000)             --
Canceled .........................................             --              --
                                                      -----------     -----------
Outstanding at December 31, 2000 .................        419,000       2,250,000
Granted ..........................................        200,000              --
Exercised ........................................             --              --
Canceled .........................................             --              --
                                                      -----------     -----------
Outstanding at December 31, 2001 .................        619,000       2,250,000
Granted ..........................................      9,637,500       1,500,003
Exercised ........................................             --              --
Canceled .........................................             --              --
                                                      -----------     -----------
Outstanding at March 31, 2002 ....................     10,256,500       3,750,003
                                                      ===========     ===========

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Following is a statement of changes in shareholders' deficit for the three months ended March 31, 2002:



                                                                                                            Deficit
                                                              Outstanding   Outstanding                   Accumulated
                                         Common stock            Common       Common       Additional      During the
                                   ------------------------      Stock        Stock         Paid-in       Development
                                    Shares      Par Value       Options      Warrants       Capital          Stage          Total
                                   ----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, January 1, 2002 .......   10,501,500  $     10,501   $    16,858   $   243,250   $ 1,581,955    $(1,952,023)   $   (99,459)
January 2002, stock issued to
  attorney in exchange for
  services .....................      280,000           280            --            --       209,720             --        210,000
January 2002, stock issued to
  consultant in exchange for
  services .....................      150,000           150            --            --       112,350             --        112,500
February 2002, sale of common
  stock ........................      173,333           174            --            --       119,826             --        120,000
February 2002, stock issued in
  Plan of Reorganization, net of
  rescinded shares .............   10,300,000        10,300            --            --       (10,300)            --             --
February 2002, options granted
  to purchase 9,637,500 shares
  of common stock ..............           --            --       205,000            --            --             --        205,000
February 2002, warrants granted
  to purchase 1,500,003 shares
  of common stock ..............           --            --            --        50,000            --             --         50,000
February 2002, stock issued to
  attorney in exchange for
  services .....................      251,000           251            --            --        42,419             --         42,670
March 2002, stock issued to
  attorney in exchange for
  services .....................      400,000           400            --            --        51,600             --         52,000
March 2002, stock issued to
  consultants in exchange for
  services .....................    2,675,000         2,675            --            --       371,825             --        374,500
Net loss for the three months
  ended March 31, 2002 .........           --            --            --            --            --     (1,079,787)    (1,079,787)
                                  -----------  ------------   -----------   -----------   -----------    -----------    -----------
     Balance, March 31, 2002 ...   24,730,833  $     24,731   $   221,858   $   293,250   $ 2,479,395    $(3,031,810)   $   (12,576)
                                  ===========  ============   ===========   ===========   ===========    ===========    ===========

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E: AGREEMENT AND PLAN OF REORGANIZATION AND SUBSEQUENT PARTIAL RESCISSION

On February 5, 2002, the Company acquired 100 percent of the issued and outstanding common stock of ToolTrust Corporation, a private Nevada corporation, in exchange for an aggregate of 20,000,000 shares of the Company's common stock pursuant to an Agreement and Plan of Reorganization dated October 19, 2001 (the "Reorganization"). At the time of the Reorganization, ClearDialog Communications, Inc. ("ClearDialog") and LocalToolbox Corporation ("LocalToolbox") were wholly-owned subsidiaries of ToolTrust. In connection with the Reorganization, the Company formed a wholly-owned subsidiary to operate the on-line medical records business.

On May 9, 2002, the Company entered into share exchange agreements with certain former shareholders of ClearDialog and LocalToolbox wherein the former shareholders reacquired their shares of ClearDialog and LocalToolbox in exchange for approximately 9,700,000 shares of the 20,000,000 shares of the Company's common stock to be issued pursuant to the Reorganization. As a result of the transactions, ToolTrust no longer has an interest in these entities. The Company granted to LocalToolbox a license to utilize the Company's technology related to on-line medical records. The Company is also obligated to pay LocalToolbox a total of $150,000 in two $75,000 payments that are due on October 19, 2002 and April 19, 2003.

Pursuant to an agreement dated May 9, 2002, Robert L. Evans, James K. Robbins and Garrett J. Girvan resigned their respective positions as officers and directors of the Company and its subsidiaries IDMedical, Inc. and ToolTrust Corporation. Messrs. Evans, Robbins and Girvan will continue as officers/directors of LocalToolbox and ClearDialog.

ITEM 2. PLAN OF OPERATION

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

FINANCIAL RESULTS

The Company recorded revenues of $183 from operations during the quarter ended March 31, 2002 compared to revenues of $424 for the quarter ended March 31, 2001. The Company remains a development stage company for accounting purposes. From inception on June 17, 1999 through March 31, 2002, the Company has incurred a cumulative net loss of approximately $3,031,810.

REORGANIZATION

On February 5, 2002, the Company acquired 100 percent of the issued and outstanding common stock of ToolTrust Corporation, a Nevada corporation, from the shareholders of ToolTrust, in exchange for an aggregate of 20,000,000 shares of the Company's common stock pursuant to an Agreement and Plan of Reorganization dated October 19, 2001 (the "Reorganization"). At the time of the Reorganization, ClearDialog Communications, Inc. ("ClearDialog") and LocalToolbox Corporation ("LocalToolbox") were wholly-owned subsidiaries of ToolTrust. As of May 9, 2002, the parties to the Reorganization had not actually exchanged share certificates representing ownership of the respective entities.

On May 9, 2002, the Company entered into share exchange agreements with certain former shareholders of ClearDialog and LocalToolbox, who were parties to the reorganization. Pursuant to the share exchanges, the former shareholders are deemed to have acquired their shares of ClearDialog and LocalToolbox in exchange for 9,300,000 shares of the Company's common stock. As a result of the transactions, ToolTrust no longer owns ClearDialog and LocalToolbox, and the Company will only issue 10,700,000 shares of its common stock to ToolTrust shareholders pursuant to the Reorganization.

Pursuant to an agreement dated May 9, 2002, the Company agreed to pay to LocalToolbox $150,000 as full settlement of amounts owed to LocalToolbox by the Company. Payment of the settlement amount is secured by 1,500,000 shares of the Company's restricted common stock and the Company's technology and pending patent application related to its online medical records business. Robert L. Evans, James K. Robbins and Garrett J. Girvan resigned their respective positions as officers and directors of the Company and its subsidiaries IDMedical, Inc. and ToolTrust Corporation. Messrs. Evans, Robbins and Girvan will continue as officers/directors of LocalToolbox and ClearDialog.

The Company is in immediate need of funding. If the Company does not begin to earn adequate revenues to sufficiently fund operations, the Company will attempt to raise capital through the sale of its securities. There can be no assurance, however, that additional financing will be available when needed or on terms acceptable to the Company.

There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no material change in the legal proceedings described in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, filed April 16, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

On February 5, 2002, the Company acquired 100% of the issued and outstanding common stock of ToolTrust Corporation, a Nevada corporation ("ToolTrust"), from the shareholders of ToolTrust, in exchange for an aggregate of 20,000,000 shares of the Company's common stock pursuant to an Agreement and Plan of Reorganization dated October 19, 2001. As of May 9, 2002, the shares had not yet been issued by the Company to the ToolTrust shareholders, and only 10,700,000 shares will actually be issued to ToolTrust shareholders, as described below in
Item 5. The Company believes that the transactions are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On February 5, 2002, the Company acquired 100% of the issued and outstanding common stock of ToolTrust Corporation, a Nevada corporation ("ToolTrust"), from the shareholders of ToolTrust, in exchange for an aggregate of 20,000,000 shares of the Company's common stock pursuant to an Agreement and Plan of Reorganization dated October 19, 2001 (the "Reorganization"). At the time of the Reorganization, ClearDialog Communications, Inc. ("ClearDialog") and LocalToolbox Corporation ("LocalToolbox") were wholly-owned subsidiaries of ToolTrust. As of May 9, 2002, the parties to the Reorganization had not actually exchange share certificates representing ownership of the respective entities.

On May 9, 2002, the Company entered into share exchange agreements with certain former shareholders of ClearDialog and LocalToolbox, who were parties to the Reorganization. Pursuant to the share exchanges, the former shareholders are deemed to have reacquired their shares of ClearDialog and LocalToolbox in exchange for 9,300,000 shares of the Company's common stock. As a result of the transactions, ToolTrust no longer owns ClearDialog and LocalToolbox, and the Company will only issue 10,700,000 shares of its common stock to ToolTrust shareholders pursuant to the Reorganization.

Pursuant to an agreement dated May 9, 2002, the Company agreed to pay to LocalToolbox $150,000 as full settlement of amounts owed to LocalToolbox by the Company. Payment of the settlement amount is secured by 1,500,000 shares of the Company's restricted common stock and the Company's technology and pending patent application related to its online medical records business. Robert L. Evans, James K. Robbins and Garrett J. Girvan resigned their respective positions as officers and directors of the Company and its subsidiaries IDMedical, Inc. and ToolTrust Corporation. Messrs. Evans, Robbins and Girvan will continue as officers/directors of LocalToolbox and ClearDialog.
The Company granted to LocalToolbox a non-exclusive license to utilize the Company's technology related to online medical records. The terms of the license provide that LocalToolbox will pay to the Company a royalty of $1.00 per subscriber per month for subscribers signed up by LocalToolbox for use of the online medical records technology. LocalToolbox also agreed to manage subscribers signed up by the Company at a rate of $1.00 per subscriber per month.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number            Description

2.1 Agreement and Plan of Reorganization dated October 25, 2001 by and among the Company, ToolTrust Corporation ("ToolTrust") and certain shareholders of ToolTrust (Incorporated by reference to Exhibit 2.1 to the Registrant's quarterly report on Form 10-QSB filed November 19, 2001).

2.2 Share Exchange Agreement dated May 9, 2002, by and among the Company, ToolTrust Corporation, and certain former shareholders of LocalToolbox Corporation (filed herewith).

2.3 Share Exchange Agreement dated May 9, 2002, by and among the Company, ToolTrust and certain former shareholders of ClearDialog Communications, Inc. (filed herewith).

3.1 The Company's Articles of Incorporation, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, filed October 13, 2000).

3.2 The Company's Bylaws, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2, filed October 13, 2000).

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

10.9 Agreement dated May 9, 2002, by and among the Company, ToolTrust, LocalToolbox, ClearDialog, Robert P. Gordon, Robert L. Evans, Garrett J. Girvan, and James K. Robbins (filed herewith).

10.10 Perpetual Software License Agreement dated May 9, 2002, by and between LocalToolbox and the Company (filed herewith).

(b) Reports on Form 8-K

On February 12, 2002, the Company filed a current report on Form 8-K related to its acquisition of 100% of the issued and outstanding common stock of ToolTrust Corporation, a Nevada corporation ("ToolTrust"), from the shareholders of ToolTrust, in exchange for an aggregate of 20,000,000 shares of the Company's common stock pursuant to an Agreement and Plan of Reorganization dated October 19, 2001.

As of May 9, 2002, the shares had not yet been issued by the Company to the ToolTrust shareholders, and as a result of share exchange agreements dated May 9, 2002, only 10,700,000 shares will actually be issued to ToolTrust shareholders as detailed in Item 5, above.

                                   SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   IDMEDICAL.COM, INC.
                                   (Registrant)


DATE: June 4, 2002                 By: /s/ Robert P. Gordon
                                       ----------------------------
                                       Robert P. Gordon
                                       CEO, Treasurer and Chairman of the Board

                                 EXHIBIT INDEX



EXHIBIT
NUMBER             DESCRIPTION
------             -----------
2.1                Agreement and Plan of Reorganization dated October 25, 2001 by and among the Company, ToolTrust Corporation ("ToolTrust")
                   and certain shareholders of ToolTrust (Incorporated by
                   reference to Exhibit 2.1 to the Registrant's quarterly report on Form 10-QSB filed November 19, 2001).

2.2                Share Exchange Agreement dated May 9, 2002, by and among the
                   Company, ToolTrust Corporation, and certain former shareholders of LocalToolbox Corporation (filed herewith).

2.3                Share Exchange Agreement dated May 9, 2002, by and among the
                   Company, ToolTrust and certain former shareholders of ClearDialog Communications, Inc. (filed herewith).

3.1 The Company's Articles of Incorporation, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form
                   SB-2, filed October 13, 2000).

3.2 The Company's Bylaws, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2, filed October
                   13, 2000).

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

10.9               Agreement dated May 9, 2002, by and among the Company,
                   ToolTrust, LocalToolbox, ClearDialog, Robert P. Gordon,
                   Robert L. Evans, Garrett J. Girvan, and James K. Robbins
                   (filed herewith).

10.10 Perpetual Software License Agreement dated May 9, 2002, by and between LocalToolbox and the Company (filed herewith).