Form 10QSB
period 2002-06-30
IDMEDICAL COM INC
filed 2002-08-20
CIK 1102358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to ______________

                        Commission file number: 333-47924

                               IDMEDICAL.COM, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

            COLORADO                                             84-1506325
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                 1 BEACH DRIVE, UNIT 41, ST. PETERSBURG, FLORIDA
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (727) 822-7011
                           ---------------------------
                           (issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 19, 2002, THE ISSUER HAD 30,299,560 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                                                 PAGE
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed balance sheet, June 30, 2002 (unaudited)                                               F-1

Condensed statements of operations, three and
six months ended June 30, 2002 and 2001 (unaudited) and June 17, 1999
(inception) through June 30, 2002 (unaudited)                                                    F-2

Condensed statements of cash flows, six months ended June 30, 2002 and 2001
(unaudited) and June 17, 1999 (inception) through
June 30, 2002 (unaudited)                                                                        F-3

Notes to condensed financial statements (unaudited)                                              F-4

Item 2.  Management's Plan of Operation.                                                         2

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       4

Item 2.  Changes in Securities and Use of Proceeds                                               4

Item 3.  Defaults upon Senior Securities                                                         4

Item 4.  Submission of Matters to a Vote of Security Holders                                     4

Item 5.  Other Information                                                                       4

Item 6.  Exhibits and Reports on Form 8-K                                                        5

Signatures and Certification                                                                     7

PART 1. ITEM 1. FINANCIAL INFORMATION

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 2002

ASSETS
Cash .................................................................     $     19,402
Property and equipment, less accumulated depreciation and
    amortization of $29,430 ..........................................           19,591
Intangible assets, less accumulated amortization of $404 .............               81
Other assets .........................................................           31,917
                                                                           ------------
                                                                           $     70,991
                                                                           ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
     Accounts payable and accrued expenses ...........................     $     79,521
     Due to former merger candidate (Note F) .........................          150,000
     Loans payable (Note D) ..........................................           32,130
     Accrued interest payable (Note D) ...............................              268
     Unearned revenue ................................................               45
     Capital lease obligations .......................................            5,768
                                                                           ------------
                                                     Total liabilities          267,732
                                                                           ------------

Shareholders' equity (Note E):
     Preferred stock .................................................               --
     Common stock ....................................................           26,571
     Outstanding common stock options ................................          221,858
     Outstanding warrants ............................................          293,250
     Additional paid-in capital ......................................        3,065,535
     Deficit accumulated during development stage ....................       (3,803,955)
                                                                           ------------
                                           Total shareholders' deficit         (196,741)
                                                                           ------------
                                                                           $     70,991
                                                                           ============



            See accompanying notes to condensed financial statements

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       June 17,
                                                                                                                         1999
                                                      Three Months Ended                 Six Months Ended            (Inception)
                                                            June 30,                          June 30,                 Through
                                                 -----------------------------     -----------------------------       June 30,
                                                     2002             2001             2002             2001             2002
                                                 ------------     ------------     ------------     ------------     ------------
Revenue, net ................................    $         89     $        936     $        272     $      1,360     $      2,390

Operating expenses:
    Stock-based compensation (Note E) .......              --               --        1,134,650               --        1,558,124
    Selling, general and administrative .....         130,280          130,828          159,077          289,921        1,544,349
    Cost for rescission of Plan of
       Reorganization (Note F) ..............         150,000               --          150,000               --          150,000
    Record label inducement fee (Note G) ....         400,000               --          400,000               --          400,000
    Depreciation and amortization ...........           3,538           34,805            7,077           68,258          162,535
                                                 ------------     ------------     ------------     ------------     ------------
                     Total operating expenses         683,818          165,633        1,850,804          358,179        3,815,008
                                                 ------------     ------------     ------------     ------------     ------------
                               Operating loss        (683,729)        (164,697)      (1,850,532)        (356,819)      (3,812,618)

Interest income .............................              21            2,875               21            3,954           16,719
Interest expense ............................            (457)          (1,188)          (1,421)          (2,531)          (8,056)
                                                 ------------     ------------     ------------     ------------     ------------
                 Net loss before income taxes        (684,165)        (163,010)      (1,851,932)        (355,396)      (3,803,955)

Income taxes (Note C) .......................              --               --               --               --               --
                                                 ------------     ------------     ------------     ------------     ------------

                                     Net loss    $   (684,165)    $   (163,010)    $ (1,851,932)    $   (355,396)    $ (3,803,955)
                                                 ============     ============     ============     ============     ============

Basic loss per common share .................    $      (0.03)    $      (0.02)    $      (0.09)    $      (0.04)
                                                 ============     ============     ============     ============
Basic weighted average common
    shares outstanding ......................      25,464,166        9,931,500       20,484,585        9,931,500
                                                 ============     ============     ============     ============



            See accompanying notes to condensed financial statements

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                            June 17,
                                                                                                              1999
                                                                             Six Months Ended              (Inception)
                                                                                 June 30,                    Through
                                                                      ------------------------------        June 30,
                                                                          2002              2001              2002
                                                                      ------------      ------------      ------------
Net cash used in operating activities ...........................     $   (590,625)     $   (355,664)     $ (1,383,261)
                                                                      ------------      ------------      ------------

Cash flows from investing activities:
    Cash paid for copyright .....................................               --                --              (485)
    Cash paid for trademark .....................................               --                --            (2,460)
    Cash paid for web site ......................................               --          (123,549)         (345,935)
    Cash paid for patent ........................................               --            (2,657)          (29,457)
    Cash paid for leasehold improvements ........................               --                --            (2,802)
    Equipment purchases .........................................               --            (2,400)          (19,054)
                                                                      ------------      ------------      ------------
                            Net cash used in investing activities               --          (128,606)         (400,193)
                                                                      ------------      ------------      ------------

Cash flows from financing activities:
    Proceeds from sale of common stock, net of
       offering costs ...........................................          620,000                --         1,778,150
    Proceeds from exercise of stock options .....................               --                --             6,100
    Lease payments ..............................................          (13,100)           (3,880)          (23,524)
    Proceeds from director loans ................................               --                --            30,000
    Repayment of director loans (Note B) ........................          (30,000)               --           (30,000)
    Proceeds from short-term loans (Note D) .....................           32,130                --            32,130
    Contributed capital .........................................               --                --            10,000
                                                                      ------------      ------------      ------------
              Net cash (used in) provided by financing activities          609,030            (3,880)        1,802,856
                                                                      ------------      ------------      ------------

                                               Net change in cash           18,405          (488,150)           19,402
Cash, beginning of period .......................................              997           566,709                --
                                                                      ------------      ------------      ------------

                                              Cash, end of period     $     19,402      $     78,559      $     19,402
                                                                      ============      ============      ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest .................................................     $      1,153      $      2,531      $      7,788
                                                                      ============      ============      ============
       Income taxes .............................................     $         --      $         --      $         --
                                                                      ============      ============      ============

    Non-cash financing activities:
       Equipment acquired under capital lease ...................     $         --      $     29,967      $     29,967
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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of June 30, 2002, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets and its web site. However, on October 19, 2001, the Company entered into an Agreement and Plan of Reorganization with ToolTrust Corporation ("ToolTrust"), a Nevada corporation (see Note F).

Financial data presented herein are unaudited.

NOTE B: RELATED PARTY TRANSACTIONS

On August 23, 2001, three directors each advanced the Company $10,000 for working capital. The advances are non-interest bearing and are due on demand. The Company repaid the advances in February 2002.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three and six months ended June 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE D: SHORT-TERM LOANS

During the six months ended June 30, 2002, a shareholder loaned the Company $32,130 for working capital. The loan carries an interest rate of 10 percent and matures on May 31, 2003. Accrued interest on the loan totaled $268 at June 30, 2002.

NOTE E: SHAREHOLDERS' EQUITY

COMMON STOCK

On January 10, 2002, the Company issued 280,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.75 per share. Stock-based compensation expense of $210,000 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2002.

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

On January 10, 2002, the Company issued 150,000 shares of its common stock in exchange for consulting services. The market value of the common stock on the transaction date was $.75 per share. Stock-based compensation expense of $112,500 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2002.

During February 2002, the Company sold 173,333 shares of its $.001 par value common stock for $120,000 in a private offering pursuant to an exemption from registration under Rule 506 (a) of Regulation D of the Securities Act of 1933, as amended.

On February 5, 2002, the Company issued 20,000,000 shares of its common stock as part of a Plan of Reorganization (see Note E). Pursuant to the Share Exchange Agreements in May 2002, 9,300,000 of the common shares were rescinded.

On February 27, 2002, the Company issued 251,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.17 per share. Stock-based compensation expense of $42,670 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2002.

On March 8, 2002, the Company issued 400,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.13 per share. Stock-based compensation expense of $52,000 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2002.

On March 22, 2002, the Company issued 2,675,000 shares of its common stock in exchange for consulting services. The market value of the common stock on the transaction date was $.14 per share. Stock-based compensation expense of $374,500 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2002.

On May 28, 2002, the Company sold 1,000,000 shares of its common stock to an individual for $500,000. The Company believes this private placement was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933.

On June 3, 2002, the Company issued 439,897 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.20 per share. Stock-based compensation expense of $87,980 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2002.

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

STOCK OPTIONS

There were 619,000 options outstanding under the Company's non-qualified stock option plan as of December 31, 2001. The Company granted options to purchase an additional 9,637,500 shares of common stock during the six months ended June 30, 2002. According to the Company's policy, options granted to non-employees are accounted for under the fair value method, while options granted to employees and directors are accounted for using the intrinsic method. The fair value of the Company's common stock was determined by the market value of the common stock.

The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the six months ended June 30, 2002: risk-free interest rate of 2.0 percent, expected volatility of 6.5 percent, expected life of two years, and no expected dividends.

The weighted average exercise price and fair value of options granted were $.65 and $.02, respectively on the date of grant for options granted with an exercise price greater than the fair value of the stock. There were no options granted with exercise prices that equaled or were less than the fair value of the underlying stock on the date of grant.

STOCK WARRANTS

There were 2,250,000 warrants outstanding as of December 31, 2001. The Company granted warrants to purchase an additional 1,500,003 shares of common stock during the six months ended June 30, 2002.

The fair value of each warrant granted has been estimated as of the grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the six months ended June 30, 2002: risk-free interest rate of 2.0 percent, expected volatility of 6.5 percent, expected life of two years, and no expected dividends.

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

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

OPTIONS GRANTED TO EMPLOYEES, ACCOUNTED FOR UNDER THE FAIR VALUE METHOD (PRO FORMA)

Employees of the Company were granted options to purchase 2,687,500 shares of common stock on March 22, 2002. Had compensation expense been recorded based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                                           June 17, 1999
                                                              Six Months Ended              (Inception)
                                                                  June 30,                    Through
                                                       ------------------------------        June 30,
                                                           2002              2001              2002
                                                       ------------      ------------      -------------
Net loss, as reported ............................     $ (1,851,932)     $   (355,396)     $ (3,803,955)
   Decrease due to:
       Employee stock options ....................         (108,750)               --          (108,750)
                                                       ------------      ------------      ------------
Pro forma net loss ...............................     $ (1,960,682)     $   (355,396)     $ (3,912,705)
                                                       ============      ============      ============

As reported:
    Net loss per share - basic and diluted .......     $      (0.09)     $      (0.04)
                                                       ============      ============
Pro Forma:
    Net loss per share - basic and diluted .......     $      (0.10)     $      (0.04)
                                                       ============      ============

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

SUMMARY

Following is a summary of the Company's stock option and stock warrant awards to purchase shares of common stock as of June 30, 2002, and the changes since inception:

                   Fixed Options                        Options         Warrants
--------------------------------------------------     ----------      ----------
Outstanding at June 17, 1999 (inception) .........             --              --
Granted ..........................................        250,000              --
Exercised ........................................             --              --
Canceled .........................................             --              --
                                                       ----------      ----------
Outstanding at December 31, 1999 .................        250,000              --
Granted ..........................................        230,000       2,250,000
Exercised ........................................        (61,000)             --
Canceled .........................................             --              --
                                                       ----------      ----------
Outstanding at December 31, 2000 .................        419,000       2,250,000
Granted ..........................................        200,000              --
Exercised ........................................             --              --
Canceled .........................................             --              --
                                                       ----------      ----------
Outstanding at December 31, 2001 .................        619,000       2,250,000
Granted ..........................................      9,637,500       1,500,003
Exercised ........................................             --              --
Canceled .........................................             --              --
                                                       ----------      ----------
Outstanding at June 30, 2002 .....................     10,256,500       3,750,003
                                                       ==========      ==========

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Following is a statement of changes in shareholders' deficit for the six months ended June 30, 2002:

                                                                                                           Deficit
                                                               Outstanding   Outstanding                 Accumulated
                                           Common stock          Common       Common       Additional    During the
                                      ----------------------      Stock        Stock        Paid-in      Development
                                        Shares     Par Value     Options      Warrants      Capital         Stage          Total
                                      ----------   ---------   -----------   -----------   ----------    -----------    -----------
Balance, January 1, 2002 ..........   10,501,500   $  10,501   $    16,858   $   243,250   $1,581,955    $(1,952,023)   $   (99,459)
January 2002, stock issued to
  attorney in exchange for
  services ........................      280,000         280            --            --      209,720             --        210,000
January 2002, stock issued to
  consultant in exchange for
  services ........................      150,000         150            --            --      112,350             --        112,500
February 2002, sale of common
  stock ...........................      173,333         174            --            --      119,826             --        120,000
February 2002, stock issued in
  Plan of Reorganization, net of
  rescinded shares ................   10,700,000      10,700            --            --      (10,700)            --             --
February 2002, options granted
  to purchase 9,637,500 shares
  of common stock .................           --          --       205,000            --           --             --        205,000
February 2002, warrants granted
  to purchase 1,500,003 shares
  of common stock .................           --          --            --        50,000           --             --         50,000
February 2002, stock issued to
  attorney in exchange for
  services ........................      251,000         251            --            --       42,419             --         42,670
March 2002, stock issued to
  attorney in exchange for
  services ........................      400,000         400            --            --       51,600             --         52,000
March 2002, stock issued to
  consultants in exchange for
  services ........................    2,675,000       2,675            --            --      371,825             --        374,500
May 2002, sale of common
  stock ...........................    1,000,000       1,000            --            --      499,000             --        500,000
June 2002, stock issued to
  attorney in exchange for
  services ........................      439,897         440            --            --       87,540             --         87,980
Net loss for the six months
  ended June 30, 2002 .............           --          --            --            --           --     (1,851,932)    (1,851,932)
                                      ----------   ---------   -----------   -----------   ----------    -----------    -----------
             Balance, June 30, 2002   26,570,730   $  26,571   $   221,858   $   293,250   $3,065,535    $(3,803,955)   $  (196,741)
                                      ==========   =========   ===========   ===========   ==========    ===========    ===========

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F: AGREEMENT AND PLAN OF REORGANIZATION AND SUBSEQUENT PARTIAL RESCISSION

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

On May 9, 2002, the Company entered into share exchange agreements with certain former shareholders of ClearDialog and LocalToolbox wherein the former shareholders reacquired their shares of ClearDialog and LocalToolbox in exchange for approximately 9,300,000 shares of the 20,000,000 shares of the Company's common stock to be issued pursuant to the Reorganization. As a result of the transactions, ToolTrust no longer has an interest in these entities. The Company granted to LocalToolbox a license to utilize the Company's technology related to on-line medical records. The Company is also obligated to pay LocalToolBox a total of $150,000 in two $75,000 payments that are due on October 19, 2002 and April 19, 2003. Payment of the settlement amount is secured by 1,500,000 shares of the Company's restricted common stock and the Company's technology and pending patent application related to its online medical records business.

Pursuant to an agreement dated May 9, 2002, Robert L. Evans, James K. Robbins and Garrett J. Girvan resigned their respective positions as officers and directors of the Company and its subsidiaries IDMedical, Inc. and ToolTrust Corporation. Messrs. Evans, Robbins and Girvan will continue as officers/directors of LocalToolbox and ClearDialog.

NOTE G: RECORD LABEL AGREEMENT

In May 2002, the Company sold 1,000,000 shares of its restricted common stock to an individual for gross proceeds of $500,000. $400,000 of the proceeds were paid to MJJ Ventures, Inc. ("MJJ") as an inducement fee pursuant to a Label Term Sheet Agreement ("Label Agreement") dated May 11, 2002, between the Company's subsidiary, ToolTrust Corporation ("ToolTrust"), and MJJ, as described below. The Company intends to change its name to reflect its new business initiative.

The label Agreement contemplates that ToolTrust and MJJ will form a California Limited Liability Company to operate a music label, tentatively called "Neverland Records". The Label Agreement obligates ToolTrust to pay MJJ a total of $3,800,000 as an inducement fee, which is non-refundable. Of this amount, ToolTrust had paid MJJ $400,000. The label Agreement also obligates ToolTrust to have a minimum of $1,500,000 in funds for the initial year of operation of the music label. ToolTrust must also provide a minimum of $2,000,000 per year to fund the overhead portion of the music label's annual budget for the remaining six years of the term of the Label Agreement.

                               IDMEDICAL.COM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

The Label Agreement contemplates the substantial involvement of Michael J. Jackson, and provides Mr. Jackson with discretion to grant or deny approval of any artist seeking to sign a recording agreement. Mr. Jackson also shall have final approval of all creative elements in connection with master recordings and videos. Ultimately, however, Mr. Jackson's level of participation with the music label, if any, shall be determined at his sole discretion. MJJ may "opt-out" of the Label Agreement if the music label is unable to secure a distribution deal or the music label has not substantially satisfied any material goals set forth in its business plan. Mr. Jackson may opt-out for any reason after three years. In any such case, ToolTrust is obligated to but-out MJJ's interest in the music label. All trademarks, label names, domain names, and logos associated with the music label are to remain the property of Mr. Jackson, and while the parties may negotiate ToolTrust's use of certain trademarks associated with the music label, there is no obligation for Mr. Jackson to grant such rights to ToolTrust.

NOTE H: SUBSEQUENT EVENTS

COMMON STOCK

On July 23, 2002, the Company issued 725,000 shares of its common stock to officers and directors in exchange for consulting services. The market value of the common stock on the transaction date was $.075 per share, resulting in stock-based compensation expense of $54,375.

On July 23, 2002, the Company issued 3,250,000 shares of its common stock in exchange for consulting services. The market value of the common stock on the transaction date was $.075 per share, resulting in stock-based compensation expense of $243,750.

Following the above common stock issuances, the Company had 30,545,730 common shares outstanding.

STOCK OPTIONS

On July 23, 2002, the Company granted options to purchase 100,000 shares of common stock at an exercise price of $.25 per share. The options expire on July 31, 2005.

On July 23, 2002, the Company cancelled options to purchase 100,000 shares of common stock at an exercise price of $.50 per share and options to purchase 200,000 shares of common stock at $1.00 per share.

Following the above stock option transactions, the Company had 10,056,500 stock options and 3,750,003 warrants outstanding.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended June 30, 2002 have been included.

FINANCIAL RESULTS

The Company recorded revenues of $89.00 from its online medical records business during the quarter ended June 30, 2002 compared to revenues of $936 for the quarter ended June 30, 2002. The Company remains a development stage company for accounting purposes. From inception on June 17, 1999 through June 30, 2002, the Company has incurred a cumulative net loss of approximately $3,715,975.00. The Company is in immediate need of financing to execute its business plan, as described below.

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

On May 9, 2002, the Company entered into share exchange agreements with certain former shareholders of ClearDialog and LocalToolbox, who were parties to the reorganization. Pursuant to the share exchanges, the former shareholders are deemed to have acquired their shares of ClearDialog and LocalToolbox in exchange for 9,300,000 shares of the Company's common stock. As a result of the transactions, ToolTrust no longer owns ClearDialog and LocalToolbox, and the Company will only issue 10,700,000 shares of its common stock to ToolTrust shareholders pursuant to the Reorganization. As of the date of this report, 10,000,000 shares had been issued.

Pursuant to an agreement dated May 9, 2002, the Company agreed to pay to LocalToolbox $150,000 as full settlement of amounts owed to LocalToolbox by the Company. Payment of the settlement amount is secured by 1,500,000 shares of the Company's restricted common stock and the Company's technology and pending patent application related to its online medical records business. Robert L. Evans, James K. Robbins and Garrett J. Girvan resigned their respective positions as officers and directors of the Company and its subsidiaries IDMedical, Inc. and ToolTrust Corporation. Messrs. Evans, Robbins and Girvan will continue as officers/directors of LocalToolbox and ClearDialog. As of the date of this report, the 1,500,000 shares of common stock had not been issued.

MUSIC LABEL

In May 2002, the Company sold 1,000,000 shares of its restricted common stock to one person, with gross proceeds to the Company of $500,000. $400,000 of the proceeds were paid to MJJ Ventures, Inc. ("MJJ Ventures") pursuant to a Label Term Sheet agreement ("Label Agreement") dated May 11, 2002, between the Company's subsidiary, ToolTrust Corporation ("ToolTrust"), and MJJ Ventures, as described below. The Company intends to change its name to reflect its new business initiative.

The Label Agreement contemplates that ToolTrust and MJJ Ventures will form a California Limited Liability Company to operate a music label, tentatively called "Neverland Records." The Label Agreement obligates ToolTrust to pay to MJJ Ventures $3,800,000, which is non-refundable. Of this amount, ToolTrust has paid to MJJ Ventures $400,000. The Label Agreement also obligates ToolTrust to have a minimum of $1,500,000 in funds for the initial year of operation of the music label. ToolTrust must also provide a minimum of $2,000,000 per year to fund the overhead portion of the music label's annual budget for the remaining six years of the term of the Label Agreement.

The Label Agreement provides recording artist Michael J. Jackson with discretion to grant or deny approval of any artist seeking to sign a recording agreement. Mr. Jackson also shall have final approval of all creative elements in connection with master recordings and videos. Ultimately, however, Mr. Jackson's level of participation with the music label (or none at all) shall be determined at his sole discretion. MJJ Ventures may "opt-out" of the Label Agreement if the music label is unable to secure a distribution deal or the music label has not substantially satisfied any material goals set forth in its business plan. Mr. Jackson may opt-out for any reason after three years. In any such case, ToolTrust is obligated to buy out MJJ venture's interest in the music label. All trademarks, label names, domain names and logos associated with the music label are to remain the property of Michael Jackson, and while the parties may negotiate ToolTrust's use of certain trademarks to be associated with the music label, there is no obligation for Mr. Jackson to grant such rights to ToolTrust.

ONLINE MEDICAL RECORDS BUSINESS

The Company's subsidiary, IDMedical, Inc., which operates an online medical records database for use by physicians and patients, has generated minimal revenues to date, and the Company continues to evaluate its business plan.

The Company is in immediate need of funding to complete the music label venture described above and to carry out day-to-day operations, including funding of the online medical records business. If the Company does not secure financing to sufficiently fund operations, it may lose all amounts paid to MJJ Ventures. There can be no assurance that financing will be available when needed or on terms acceptable to the Company. There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no material change in the legal proceedings described in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, filed April 16, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2002, the Company sold 1,000,000 shares of its restricted common stock to one person, with gross proceeds to the Company of $500,000. The Company believes this private placement was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.

In July 2002, the Company issued 10,000,000 shares of its restricted common stock to the shareholders of ToolTrust Corporation ("ToolTrust"), pursuant to the February 2002 acquisition of ToolTrust, as described above in Part I, Item
2. The Company believes that the transactions are exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

a. On May 24, 2002, the Company's Board of Directors appointed Craig Stout as a director to fill a vacancy.

b. A meeting of shareholders will be held on September 12, 2002. Only shareholders of record on July 26, 2002 shall be entitled to vote. The purpose of the meeting is to vote on the following matters:

                           1. To elect three Directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

                           2. To ratify the appointment of Cordovano and Harvey, P.C. as independent auditors for 2002.

                           3.       To ratify the IDMedical.com, Inc. 2002 Stock
                                    Plan.

                           4. To amend the Articles of Incorporation to change the Company's name to Opus Media Group, Inc.

                           5. To transact such other business as may properly come before the Meeting or any adjournments thereof.

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

2.2 Share Exchange Agreement dated May 9, 2002, by and among the Company, ToolTrust Corporation, and certain former shareholders of LocalToolbox Corporation (Incorporated by reference to Exhibit 2.2 to the Registrant's quarterly report on Form 10-QSB filed June 5, 2002.).

2.3 Share Exchange Agreement dated May 9, 2002, by and among the Company, ToolTrust and certain former shareholders of ClearDialog Communications, Inc. (Incorporated by reference to
                  Exhibit 2.3 to the Registrant's quarterly report on Form 10-QSB filed June 5, 2002.).

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

10.9 Agreement dated May 9, 2002, by and among the Company, ToolTrust, LocalToolbox, ClearDialog, Robert P. Gordon, Robert
                  L. Evans, Garrett J. Girvan, and James K. Robbins (Incorporated by reference to Exhibit 10.9 to the Registrant's quarterly report on Form 10-QSB filed June 5, 2002.).

10.10 Perpetual Software License Agreement dated May 9, 2002, by and between LocalToolbox and the Company (Incorporated by reference to Exhibit 10.10 to the Registrant's quarterly report on Form 10-QSB filed June 5, 2002.)

10.11 IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-8 filed March 8, 2002).


(b) Reports on Form 8-K

         There were no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IDMEDICAL.COM, INC.
                                       (Registrant)


DATE: August 19, 2002                  By: /s/ Robert P. Gordon
                                          --------------------------------------
                                          Robert P. Gordon
                                          CEO, Treasurer and Chairman of the
                                          Board

                                  CERTIFICATION

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as an officer of IDMedical.com, Inc. ("IDMedical"), that, to his knowledge, the Quarterly Report of IDMedical on Form 10-QSB for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                       By: /s/ Robert P. Gordon
                                          --------------------------------------
                                          Robert P. Gordon, Chief Executive
                                          Officer and Chief Financial Officer



DATE: August 19, 2002