Form 10QSB
period 2002-09-30
OPUS MEDIA GROUP INC
filed 2002-11-26
CIK 1102358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from________________ to ______________

                       Commission file number: 333-47924

                             OPUS MEDIA GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


                          COLORADO                                                  84-1506325
--------------------------------------------------------------         -------------------------------------
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

                              IDMEDICAL.COM, INC.
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 22, 2002, the issuer had 31,218,083 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  F-1 - F-11

Item 2.  Management's Plan of Operation.                                           1

Item 3.  Controls and Procedures                                                   2

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings                                                         2

Item 2.  Changes in Securities and Use of Proceeds                                 2

Item 3.  Defaults upon Senior Securities                                           2

Item 4.  Submission of Matters to a Vote of Security Holders                       2

Item 5.  Other Information                                                         3

Item 6.  Exhibits and Reports on Form 8-K                                          3

Signatures and Certification                                                      4-6

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                               September 30, 2002

ASSETS
Cash ................................................................................   $      1,323
Property and equipment, less accumulated depreciation and
    amortization of $32,927 .........................................................         16,094
Intangible assets, less accumulated amortization of $445 ............................             40
Other assets ........................................................................         31,917
                                                                                        ------------
                                                                                        $     49,374
                                                                                        ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
     Accounts payable and accrued expenses ..........................................   $     80,322
     Due to former merger candidate (Note F) ........................................        150,000
     Loans payable (Note D) .........................................................         32,130
     Accrued interest payable (Note D) ..............................................          1,072
     Unearned revenue ...............................................................             14
     Capital lease obligations ......................................................          5,768
                                                                                        ------------
                                                                Total liabilities ...        269,306
                                                                                        ------------

Shareholders' equity (Note E):
     Preferred stock ................................................................             --
     Common stock ...................................................................         31,009
     Outstanding common stock options ...............................................        223,308
     Outstanding warrants ...........................................................        293,250
     Additional paid-in capital .....................................................      3,420,613
     Deficit accumulated during development stage ...................................     (4,188,112)
                                                                                        ------------
                                                      Total shareholders' deficit ...       (219,932)
                                                                                        ------------
                                                                                        $     49,374
                                                                                        ============

            See accompanying notes to condensed financial statements.

         OPUS MEDIA GROUP, INC.
     (A Development Stage Company)

   CONDENSED STATEMENTS OF OPERATIONS
              (Unaudited)

                                                                                                                      June 17,
                                                                                                                        1999
                                                     Three Months Ended                 Nine Months Ended           (Inception)
                                                        September 30,                      September 30,               Through
                                                ------------------------------    ------------------------------    September 30,
                                                    2002              2001            2002             2001             2002
                                                -------------    -------------    -------------    -------------    -------------
Revenue, net ................................   $          31    $         481    $         303    $       1,841    $       2,421

Operating expenses:
    Stock-based compensation (Note E) .......         360,966          108,500        1,495,616          108,500        1,919,090
    Selling, general and administrative .....          18,880          147,840          177,957          437,761        1,563,229
    Cost for rescission of Plan of
       Reorganization (Note F) ..............              --               --          150,000               --          150,000
    Record label inducement fee (Note G) ....              --               --          400,000               --          400,000
    Depreciation and amortization ...........           3,538           32,788           10,615          101,046          166,073
                                                -------------    -------------    -------------    -------------    -------------
                Total operating expenses ....         383,384          289,128        2,234,188          647,307        4,198,392
                                                -------------    -------------    -------------    -------------    -------------
                          Operating loss ....        (383,353)        (288,647)      (2,233,885)        (645,466)      (4,195,971)

Interest income .............................              --              356               21            4,310           16,719
Interest expense ............................            (804)            (929)          (2,225)          (3,460)          (8,860)
                                                -------------    -------------    -------------    -------------    -------------
            Net loss before income taxes ....        (384,157)        (289,220)      (2,236,089)        (644,616)      (4,188,112)

Income taxes (Note C) .......................              --               --               --               --               --
                                                -------------    -------------    -------------    -------------    -------------

                                Net loss ....   $    (384,157)   $    (289,220)   $  (2,236,089)   $    (644,616)   $  (4,188,112)
                                                =============    =============    =============    =============    =============

Basic loss per common share .................   $       (0.01)   $       (0.03)   $       (0.10)   $       (0.06)
                                                =============    =============    =============    =============
Basic weighted average common
    shares outstanding ......................      30,365,647       10,164,833       22,214,710       10,009,278
                                                =============    =============    =============    =============

            See accompanying notes to condensed financial statements.

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       June 17,
                                                                                                         1999
                                                                            Nine Months Ended         (Inception)
                                                                              September 30,             Through
                                                                      ----------------------------    September 30,
                                                                          2002            2001            2002
                                                                      ------------    ------------    ------------
Net cash used in operating activities .............................   $   (608,704)   $   (454,210)   $ (1,401,340)
                                                                      ------------    ------------    ------------

Cash flows from investing activities:
    Cash paid for copyright .......................................             --              --            (485)
    Cash paid for trademark .......................................             --              --          (2,460)
    Cash paid for web site ........................................             --        (123,549)       (345,935)
    Cash paid for patent ..........................................             --          (2,657)        (29,457)
    Cash paid for leasehold improvements ..........................             --              --          (2,802)
    Equipment purchases ...........................................             --          (2,400)        (19,054)
                                                                      ------------    ------------    ------------
                        Net cash used in investing activities .....             --        (128,606)       (400,193)
                                                                      ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from sale of common stock, net of
       offering costs .............................................        620,000              --       1,778,150
    Proceeds from exercise of stock options .......................             --              --           6,100
    Lease payments ................................................        (13,100)         (5,116)        (23,524)
    Proceeds from director loans ..................................             --          30,000          30,000
    Repayment of director loans (Note B) ..........................        (30,000)             --         (30,000)
    Proceeds from short-term loans (Note D) .......................         32,130              --          32,130
    Contributed capital ...........................................             --              --          10,000
                                                                      ------------    ------------    ------------
       Net cash (used in) provided by financing activities ........        609,030          24,884       1,802,856
                                                                      ------------    ------------    ------------

                                           Net change in cash .....            326        (557,932)          1,323
Cash, beginning of period .........................................            997         566,709              --
                                                                      ------------    ------------    ------------

                                          Cash, end of period .....   $      1,323    $      8,777    $      1,323
                                                                      ============    ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest ...................................................   $      1,153    $      3,460    $      7,788
                                                                      ============    ============    ============
       Income taxes ...............................................   $         --    $         --    $         --
                                                                      ============    ============    ============

    Non-cash financing activities:
       Equipment acquired under capital lease .....................   $         --    $     29,967    $     29,967
                                                                      ============    ============    ============

            See accompanying notes to condensed financial statements.

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)

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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of September 30, 2002, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets and its web site. However, on October 19, 2001, the Company entered into an Agreement and Plan of Reorganization with ToolTrust Corporation ("ToolTrust"), a Nevada corporation (see Note F).

Financial data presented herein are unaudited.

NOTE B: RELATED PARTY TRANSACTIONS

On August 23, 2001, three directors each advanced the Company $10,000 for working capital. The advances were non-interest bearing and due on demand. The Company repaid the advances in February 2002.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three and nine months ended September 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE D: SHORT-TERM LOANS

In May 2002, a shareholder loaned the Company $32,130 for working capital. The loan carries an interest rate of 10 percent and matures on May 31, 2003. Accrued interest on the loan totaled $1,072 at September 30, 2002.

NOTE E: SHAREHOLDERS' EQUITY

COMMON STOCK

On January 10, 2002, the Company issued 280,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.75 per share. Stock-based compensation expense of $210,000 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2002.

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

On January 10, 2002, the Company issued 150,000 shares of its common stock in exchange for consulting services. The market value of the common stock on the transaction date was $.75 per share. Stock-based compensation expense of $112,500 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2002.

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

On February 27, 2002, the Company issued 251,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.17 per share. Stock-based compensation expense of $42,670 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2002.

On March 8, 2002, the Company issued 400,000 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.13 per share. Stock-based compensation expense of $52,000 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2002.

On March 22, 2002, the Company issued 2,675,000 shares of its common stock in exchange for consulting services. The market value of the common stock on the transaction date was $.14 per share. Stock-based compensation expense of $374,500 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2002.

On May 28, 2002, the Company sold 1,000,000 shares of its common stock to an individual for $500,000. The Company believes this private placement was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933.

On June 3, 2002, the Company issued 439,897 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.20 per share. Stock-based compensation expense of $87,980 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2002.

On July 16, 2002, the Company issued 233,885 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.08 per share. Stock-based compensation expense of $18,711 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2002.

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

On August 8, 2002, the Company issued 393,278 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.06 per share. Stock-based compensation expense of $21,984 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2002.

On September 3, 2002, the Company issued 267,917 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.05 per share. Stock-based compensation expense of $13,557 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2002.

On September 20, 2002, the Company issued 268,440 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock on the transaction date was $.03 per share. Stock-based compensation expense of $7,140 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2002.

STOCK OPTIONS

There were 619,000 options outstanding under the Company's non-qualified stock option plan as of December 31, 2001. The Company granted options to purchase an additional 9,237,500 shares of common stock during the nine months ended September 30, 2002. According to the Company's policy, options granted to non-employees are accounted for under the fair value method, while options granted to employees and directors are accounted for using the intrinsic method. The fair value of the Company's common stock was determined by the market value of the common stock.

The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the nine months ended September 30, 2002: risk-free interest rate of 2.0 percent, expected volatility of 60 percent, expected life ranging from two to three years, and no expected dividends.

The weighted average exercise price and fair value of options granted were $.65 and $.02, respectively on the date of grant for options granted with an exercise price greater than the fair value of the stock. There were no options granted with exercise prices that equaled or were less than the fair value of the underlying stock on the date of grant.

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

STOCK WARRANTS

There were 2,250,000 warrants outstanding as of December 31, 2001. The Company granted warrants to purchase an additional 1,500,003 shares of common stock during the nine months ended September 30, 2002.

The fair value of each warrant granted has been estimated as of the grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the nine months ended September 30, 2002: risk-free interest rate of 2.0 percent, expected volatility of 60 percent, expected life of two years, and no expected dividends.

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

OPTIONS GRANTED TO EMPLOYEES, ACCOUNTED FOR UNDER THE FAIR VALUE METHOD (PRO FORMA)

Employees of the Company were granted options to purchase 2,187,500 and 50,000 shares of common stock on March 22, 2002 and July 23, 2002, respectively. Had compensation expense been recorded based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



                                                                                June 17, 1999
                                                      Nine Months Ended          (Inception)
                                                         September 30,             Through
                                                 ----------------------------    September 30,
                                                     2002            2001           2002
                                                 ------------    ------------    ------------
Net loss, as reported ........................   $ (2,174,698)   $   (644,616)   $ (4,126,721)
   Decrease due to:
       Employee stock options ................       (110,200)             --        (110,200)
                                                 ------------    ------------    ------------
Pro forma net loss ...........................   $ (2,284,898)   $   (644,616)   $ (4,236,921)
                                                 ============    ============    ============

As reported:
    Net loss per share - basic and diluted ...   $      (0.10)   $      (0.06)
                                                 ============    ============
Pro Forma:
    Net loss per share - basic and diluted ...   $      (0.10)   $      (0.06)
                                                 ============    ============

SUMMARY

Following is a summary of the Company's stock option and stock warrant awards to purchase shares of common stock as of September 30, 2002, and the changes since inception:

   Fixed Options                                  Options         Warrants
---------------------------------------------   ------------    ------------
Outstanding at June 17, 1999 (inception) ....             --              --
Granted .....................................        250,000              --
Exercised ...................................             --              --
Canceled ....................................             --              --
                                                ------------    ------------
Outstanding at December 31, 1999 ............        250,000              --
Granted .....................................        230,000       2,250,000
Exercised ...................................        (61,000)             --
Canceled ....................................             --              --
                                                ------------    ------------
Outstanding at December 31, 2000 ............        419,000       2,250,000
Granted .....................................        200,000              --
Exercised ...................................             --              --
Canceled ....................................             --              --
                                                ------------    ------------
Outstanding at December 31, 2001 ............        619,000       2,250,000
Granted .....................................      9,537,500       1,500,003
Exercised ...................................             --              --
Canceled ....................................       (300,000)             --
                                                ------------    ------------
Outstanding at September 30, 2002 ...........      9,856,500       3,750,003
                                                ============    ============

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Following is a statement of changes in shareholders' deficit for the nine months ended September 30, 2002:


                                                                                                           Deficit
                                                                 Outstanding  Outstanding                Accumulated
                                               Common stock        Common       Common     Additional     During the
                                         -----------------------    Stock        Stock       Paid-in     Development
                                            Shares    Par Value    Options     Warrants      Capital        Stage         Total
                                         ----------- ----------- -----------  -----------  -----------   -----------   -----------
Balance, January 1, 2002 ............... 10,501,500  $   10,501  $    16,858  $   243,250  $ 1,581,955   $(1,952,023)  $   (99,459)
January 2002, stock issued to
  attorney in exchange for services ....    280,000         280           --           --      209,720            --       210,000
January 2002, stock issued to
  consultant in exchange for
  services .............................    150,000         150           --           --      112,350            --       112,500
February 2002, sale of common
  stock ................................    173,333         174           --           --      119,826            --       120,000
February 2002, stock issued in
  Plan of Reorganization, net of
  rescinded shares ..................... 10,000,000      10,000           --           --      (10,000)           --            --
February 2002, options granted
  to purchase 9,137,500 shares
  of common stock ......................         --          --      205,000           --           --            --       205,000
February 2002, warrants granted
  to purchase 1,500,003 shares
  of common stock ......................         --          --           --       50,000           --            --        50,000
February 2002, stock issued to
  attorney in exchange for services ....    251,000         251           --           --       42,419            --        42,670
March 2002, stock issued to
  attorney in exchange for services ....    400,000         400           --           --       51,600            --        52,000
March 2002, stock issued to
  consultants in exchange for
  services .............................  2,675,000       2,675           --           --      371,825            --       374,500
May 2002, sale of common stock .........  1,000,000       1,000           --           --      499,000            --       500,000
June 2002, stock issued to
  attorney in exchange for services ....    439,897         440           --           --       87,540            --        87,980
July 2002, stock issued to
  consultants in exchange for
  services .............................  3,250,000       3,250           --           --      240,500            --       243,750
July 2002, stock issued to
  officers in exchange for services ....    725,000         725           --           --       53,650            --        54,375
July 2002, options granted
  to purchase 100,000 shares
  of common stock ......................         --          --        1,450           --           --            --         1,450

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Statement of changes in shareholders' deficit, continued:


                                                                                                           Deficit
                                                                  Outstanding  Outstanding               Accumulated
                                              Common stock          Common       Common     Additional   During the
                                        ------------------------     Stock       Stock        Paid-in    Development
                                           Shares     Par Value     Options     Warrants      Capital       Stage         Total
                                        -----------  -----------  -----------  -----------  -----------  -----------   -----------

July 2002, stock issued to
  attorney in exchange for services ....    233,885          234           --           --       18,477           --        18,711
August 2002, stock issued to
  attorney in exchange for services ....    393,278          393           --           --       21,591           --        21,984
September 2002, stock issued to
  attorney in exchange for services ....    536,357          536           --           --       20,160           --        20,696
Net loss for the nine months
  ended September 30, 2002 .............         --           --           --           --           --   (2,236,089)   (2,236,089)
                                        -----------  -----------  -----------  -----------  -----------  -----------   -----------
      Balance, September 30, 2002 ...... 31,009,250  $    31,009  $   223,308  $   293,250  $ 3,420,613  $(4,188,112)  $  (219,932)
                                        ===========  ===========  ===========  ===========  ===========  ===========   ===========

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

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2002 have been included.

FINANCIAL RESULTS

The Company has only recorded nominal revenues from its online medical records business. The Company remains a development stage company for accounting purposes. From inception on June 17, 1999 through September 30, 2002, the Company has incurred a cumulative net loss of $4,126,721. The Company is in immediate need of financing to execute its business plan, as described below.

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

ITEM 3. CONTROLS AND PROCEDURES.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on September 12, 2002. Proxies were solicited and the election of directors was uncontested. A quorum was present. The matters voted upon and the results thereof were as follows:

1. Election of directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified:

         Director                               For                       Against                      Abstain
         --------                               ---                       -------                      -------
         Robert P. Gordon                       13,649,001                75,000                       5,000
         Joseph R. King                         13,724,001                     0                       5,000
         Craig Stout                            13,724,001                     0                       5,000

2. Ratification of the appointment of Cordovano & Harvey, P.C. as independent auditors for 2002:

                                                For                       Against                      Abstain
                                                ---                       -------                      -------
                                                13,676,501                52,500                         0

3.       Ratification of the IDMedical.com, Inc. 2002 Stock Plan:

                                                For                      Against                       Abstain
                                                ---                      -------                       -------
                                                13,586,501               142,500                         0

4. Amendment of the Articles of Incorporation to change the Company's name to Opus Media Group, Inc.:

                                                For                       Against                      Abstain
                                                ---                       -------                      -------
                                                13,711,001                     0                        18,000

         The Company's name change to Opus Media Group, Inc. became effective October 1, 2002. The Company's common stock is quoted on the Over the Counter Bulletin Board system under the new symbol "OPUS."

ITEM 5. OTHER INFORMATION.

None.

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

3.3 The Company's Articles of Incorporation, as amended and currently in effect (filed herewith).

3.4 The Company's Bylaws, as amended and currently in effect (filed herewith).

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

                                   OPUS MEDIA GROUP, INC.
                                   (Registrant)


DATE:  November 25, 2002           By: /s/ Robert P. Gordon
                                       ----------------------------------------
                                       Robert P. Gordon
                                       CEO, Treasurer and Chairman of the Board

                                  CERTIFICATION

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as an officer of Opus Media Group, Inc. ("Opus"), that, to his knowledge, the Quarterly Report of Opus on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                              By: /s/ Robert P. Gordon
                                  ---------------------------------------------
                                  Robert P. Gordon, Chief Executive Officer and Chief Financial Officer



DATE:  November 25, 2002

                           CERTIFICATION PURSUANT TO
                   18 U.S.C. SS.1350, AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert P. Gordon, Chief Executive Officer and Chief Financial Officer of Opus Media Group, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Opus Media Group, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 25, 2002



/s/ Robert P. Gordon
---------------------------------------
Robert P. Gordon, Chief Financial Officer and Chief Executive Officer

                                  EXHIBIT INDEX

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

3.3                The Company's Articles of Incorporation, as amended and currently in effect (filed herewith).

3.4                The Company's Bylaws, as amended and currently in effect (filed herewith).

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