Form 10KSB
period 2002-12-31
OPUS MEDIA GROUP INC
filed 2003-04-24
CIK 1102358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                                     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from: ______________ to _____________

                        Commission file number: 333-47924

                             OPUS MEDIA GROUP, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

 COLORADO                                                  84-1506325
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

234 - 21st Ave. N.E., St. Petersburg, Florida                            33704

--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number: (727) 822-9380

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $358.00.

         As of April 11, 2003 the aggregate market value of the Common Stock held by non-affiliates, approximately 41,168,083 shares of Common Stock, was approximately $411,680 based on an average of the bid and ask prices of approximately $.01 per share of Common Stock on such date.

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of April 11, 2003 was 47,718,083 shares.

         DOCUMENTS INCORPORATED BY REFERENCE: None.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]; No [X]

                                     PART I

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

         Readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

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

         The cautionary statements made above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

ITEM 1. DESCRIPTION OF BUSINESS.

Opus Media Group, Inc. (the "Company") was incorporated as IDMedical.com, Inc. in June 1999 under the laws of the State of Colorado for the purpose of developing and storing personal medical histories on the Internet. The online medical records business produced nominal revenues, and in February 2002, the Company acquired a technology provider, as described below.

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

On May 9, 2002, the Company entered into share exchange agreements with certain former shareholders of ClearDialog and LocalToolbox, who were parties to the Reorganization. Pursuant to the share exchanges, the former shareholders are deemed to have reacquired their shares of ClearDialog and LocalToolbox in exchange for the return of 9,300,000 shares of the Company's common stock. As a result of the transactions, ToolTrust no longer owns ClearDialog and LocalToolbox, and the Company will only issue up to 10,700,000 shares of its common stock to ToolTrust shareholders pursuant to the Reorganization. As of the date of this report, 10,000,000 shares had been issued. The Company has not yet received the necessary information from the other parties to issue the remaining shares.

The Company's subsidiary, IDMedical, Inc., provides an online database tool that helps individuals and families keep medical records up to date and available to themselves and to any physician they choose via a web browser. The website (www.idmedical.com) allows a patient or an authorized person to input and access the patient's medical history. The data input mode is designed to be user friendly. The patient can either go into an input mode and type the data directly into the computer or go through a question and answer session with a computerized assistant that will help the patient input their medical histories. In 2002, the Company devoted only minimal resources to this line of business.

During 2002, the Company's subsidiary, ToolTrust Corporation, was unsuccessfully in its efforts to pursue a joint venture music label with recording artist Michael J. Jackson. Due in large part to the perceived negative public scrutiny surrounding Mr. Jackson, the Company was unable to raise the necessary funds to launch the music label.

In 2003, the Company entered into an agreement with Blastgard, Inc., pursuant to which the Company issued five million shares of restricted stock to Blastgard in exchange for the right to distribute and sell Blastgard products in China. Blastgard develops, designs and manufactures patented technology products that mitigate blasts and suppress flash fires resulting from explosions. The Company also entered into an agreement with David Hsia, pursuant to which the Company issued five million shares of restricted stock to Mr. Hsia in exchange for his services for one year in connection with the business development of the Company in China in connection with the distribution and sale of Blastgard products.

Employees

The Officers of the Company constitute the Company's only employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property. The Company's CEO provides office space in St. Petersburg, Florida.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of the shareholders in the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Common Stock of the Company trades on the Over the Counter Bulletin Board system under the symbol "OPUS". There is a limited public market for the common stock of the Company. There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

         The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by the NASDAQ's Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

                                  Common Stock

  Quarter Ended                         High Bid        Low Bid
  -------------                         --------        -------
December 31, 2002                       $  0.065        $ 0.012
September 30, 2002                      $   0.14        $ 0.022
June 30, 2002                           $   0.20        $  0.06
March 31, 2002                          $   0.85        $ 0.105

December 31, 2001                       $   0.59        $  0.07
September 30, 2001                      $   1.01        $  0.07
June 30, 2001*                          $   1.25        $  0.70

*There was no market for the Company's common stock prior to June 4, 2001.

HOLDERS

         As of April 11, 2003, there were approximately 97 holders of record of the Company's common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

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

5. On February 5, 2002, the Company acquired 100% of the issued and outstanding common stock of ToolTrust Corporation, a Nevada corporation, in exchange for an aggregate of 20,000,000 shares of the Company's common stock pursuant to an Agreement and Plan of Reorganization dated October 19, 2001. On May 9, 2002, the Company entered into share exchange agreements with certain former shareholders of the subsidiaries of Tooltrust (ClearDialog and LocalToolbox), who were parties to the reorganization. Pursuant to the share exchanges, the former shareholders are deemed to have reacquired their shares of ClearDialog and LocalToolbox in exchange for 9,300,000 shares of the Company's common stock. As a result of the transactions, ToolTrust no longer owns ClearDialog and LocalToolbox, and the Company will only issue up to 10,700,000 shares of its common stock to ToolTrust shareholders pursuant to the Reorganization. As of the date of this report, 10,000,000 shares had been issued. The Company has not yet received the necessary information from the other parties to issue the remaining shares. The transactions did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

6. In May 2002, the Company sold 1,000,000 shares of its restricted common stock to one person, with gross proceeds to the Company of $500,000. The Company believes this private placement was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.

7. In October 2002, the Company engaged SBI Securities, Inc. to serve as a financial advisor to the Company for six months, and the Company issued 500,000 shares of its restricted common stock as consideration. The Company believes this private placement was exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

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

FINANCIAL RESULTS

The Company has only recorded nominal revenues from its online medical records business. The Company remains a development stage company for accounting purposes. From inception on June 17, 1999 through December 31, 2002, the Company has incurred a cumulative net loss of $4,077,166. The Company is in immediate need of financing, as described below.

TOOLTRUST

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

On May 9, 2002, the Company entered into share exchange agreements with certain former shareholders of ClearDialog and LocalToolbox, who were parties to the reorganization. Pursuant to the share exchanges, the former shareholders are deemed to have reacquired their shares of ClearDialog and LocalToolbox in exchange for the return of 9,300,000 shares of the Company's common stock. As a result of the transactions, ToolTrust no longer owns ClearDialog and LocalToolbox, and the Company will only issue 10,700,000 shares of its common stock to ToolTrust shareholders pursuant to the Reorganization. As of the date of this report, 10,000,000 shares had been issued. The Company has not yet received the necessary information from the other parties to issue the remaining 700,000 shares.

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

The Company is in default on the settlement agreement with LocalToolbox, and LocalToolbox has notified the Company that it is willing to take possession of the collateral in lieu of the $150,000 owed. The Company intends to promptly settle this matter.

MUSIC LABEL VENTURE

In May 2002, the Company sold 1,000,000 shares of its restricted common stock to one person, with gross proceeds to the Company of $500,000. $400,000 of the proceeds were paid to MJJ Ventures, Inc. ("MJJ Ventures") pursuant to a Label Term Sheet agreement ("Label Agreement") dated May 11, 2002, between the Company's subsidiary, ToolTrust Corporation ("ToolTrust"), and MJJ Ventures. Due in large part to the perceived negative public scrutiny surrounding Mr. Jackson, the Company was unable to raise the necessary funds to launch the music label. The Company does not have a present intention to pursue the venture in the near future.

ONLINE MEDICAL RECORDS BUSINESS

The Company's subsidiary, IDMedical, Inc., operates an online medical records database for use by physicians and patients, has generated minimal revenues to date. The Company devoted only minimal resources to this line of business in the past year, and does not anticipate continuing this line of business in the future.

BLASTGARD

In 2003, the Company entered into an agreement with Blastgard, Inc., pursuant to which the Company issued five million shares of restricted stock to Blastgard in exchange for the right to distribute and sell Blastgard products in China. Blastgard develops, designs and manufactures patented technology products that mitigate blasts and suppress flash fires resulting from explosions. The Company also entered into an agreement with David Hsia, pursuant to which the Company issued five million shares of restricted stock to Mr. Hsia in exchange for his services for one year in connection with the business development of the Company in China in connection with the distribution and sale of Blastgard products.

IMMEDIATE NEED OF FUNDING

The Company is in immediate need of funding. There can be no assurance that financing will be available when needed or on terms acceptable to the Company. There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations.

ITEM 7. FINANCIAL STATEMENTS.

The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                             OPUS MEDIA GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Auditors.................................. ....     F-2

Balance Sheet at December 31, 2002........................ ..........     F-3

Statements of Operations for the years ended December 31, 2002 and 2001, and from June 17, 1999 (inception) through
     December 31, 2002.................... .........................      F-4

Statement of Changes in Shareholders' Deficit for the period from
     June 17, 1999 (inception) through December 31, 2002.............     F-5

Statements of Cash Flows for the years ended December 31, 2002 and 2001, and from June 17, 1999 (inception) through
     December 31, 2002.......... ....................................     F-7

Notes to Financial Statements..... ..................................     F-8

To the Board of Directors and Shareholders:
Opus Media Group, Inc.

REPORT OF INDEPENDENT AUDITORS

We have audited the balance sheet of Opus Media Group, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2002 and 2001, and from June 17, 1999 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opus Media Group, Inc. as of December 31, 2002, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001, and from June 17, 1999 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Cordovano and Harvey, P.C.
Denver, Colorado
April 14, 2003

                             OPUS MEDIA GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                               DECEMBER 31, 2002

                                            ASSETS
Current Assets:
    Cash .........................................................               $       534
                                                                                 -----------
                  Total current assets ...........................                       534

Property and equipment, net of accumulated depreciation and
    amortization of $39,227 (Note 3) .............................                    12,596
                                                                                 -----------

                                                                                 $    13,130
                                                                                 ===========

                            LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable and accrued expenses ........................               $   149,168
    Unearned revenue .............................................                       164
    Due to former merger candidate (Note 8) ......................                   150,000
    Accrued interest payable to shareholder (Note 2) .............                     1,072
                                                                                 -----------
                  Total current liabilities ......................                   300,404
                                                                                 -----------

Shareholders' deficit (Note 5):
    Preferred stock, $.001 par value;  1,000 shares authorized,
       -0- shares issued and outstanding .........................                        --
    Common stock, $.001 par value;  100,000,000 shares authorized,
       31,718,083 shares issued and outstanding ..................                    31,718
    Outstanding common stock options - 9,856,500 .................                   223,308
    Outstanding common stock warrants - 3,750,003 ................                   293,250
    Additional paid-in capital ...................................                 3,241,616
    Deficit accumulated during development stage .................                (4,077,166)
                                                                                 -----------

                  Total shareholder's deficit ....................                  (287,274)
                                                                                 -----------

                                                                                 $    13,130
                                                                                 ===========

                 See accompanying notes to financial statements

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS

                                                                                                       JUNE 17,
                                                                                                         1999
                                                              FOR THE YEARS ENDED                    (INCEPTION)
                                                                  DECEMBER 31,                         THROUGH
                                                       -----------------------------------           DECEMBER 31,
                                                            2002                  2001                   2002
                                                       ------------           ------------           ------------
Revenue, net ................................          $        358           $      1,701           $      2,476
                                                       ------------           ------------           ------------
Operating expenses:
    Stock-based compensation (Notes 2 and 5):
       Officers .............................                54,375                     --                 54,375
       Consulting services ..................             1,000,199                305,400              1,328,173
       Legal services .......................               262,754                 90,500                358,254
    Cost for rescission of Plan of
       Reorganization (Note 8) ..............               150,000                     --                150,000
    Record label inducement fee (Note 9) ....               400,000                     --                400,000
    Contributed services (Note 2) ...........                    --                     --                271,170
    Sales and marketing .....................                    68                 10,440                 19,810
    Organization costs ......................                    --                     --                 .1,000
    Web site hosting and Internet access ....                    --                 51,688                 64,472
    Depreciation and amortization ...........                14,153                135,490                169,611
    Personnel ...............................                13,000                140,314                316,617
    Printing ................................                 3,529                 17,769                 52,555
    Consulting ..............................                63,495                134,730                235,668
    Professional fees .......................                91,360                 56,120                232,330
    Travel and entertainment ................                 5,792                 15,345                 47,156
    Asset impairment charge (Note 4) ........                31,917                218,492                250,409
    Other ...................................                32,655                 52,689                135,901
                                                       ------------           ------------           ------------
                    Total operating expenses              2,123,297              1,228,977              4,087,501
                                                       ------------           ------------           ------------
                    Operating loss ..........            (2,122,939)            (1,227,276)            (4,085,025)

Non-operating income:
    Interest income .........................                    21                  4,356                 16,719
Interest expense ............................                (2,225)                (4,490)                (8,860)
                                                       ------------           ------------           ------------
                    Loss before income taxes             (2,125,143)            (1,227,410)            (4,077,166)

Income tax provision (Note 6) ...............                    --                     --                     --
                                                       ------------           ------------           ------------

                    Net loss ................          $ (2,125,143)          $ (1,227,410)          $ (4,077,166)
                                                       ============           ============           ============

Basic and diluted loss per share ............          $      (0.09)          $      (0.12)
                                                       ============           ============

Basic and diluted weighted average
    common shares outstanding ...............            23,852,659              9,998,808
                                                       ============           ============

                 See accompanying notes to financial statements

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                                                                                                            OUTSTANDING  OUTSTANDING
                                                            PREFERRED STOCK               COMMON STOCK        COMMON       COMMON
                                                       ------------------------    -----------------------     STOCK        STOCK
                                                         SHARES       PAR VALUE      SHARES      PAR VALUE    OPTIONS      WARRANTS
                                                       ----------     ---------    ----------    ---------  -----------  -----------
Balance at June 17, 1999 (inception).................          --     $     --             --    $      --    $     --     $     --
July 1999, sale of founders stock at
    $.0054 per share.................................          --           --      7,400,000        7,400          --           --
July 1999, stock issued to an individual
    in exchange for services (Note 5)................          --           --      1,100,000        1,100          --           --
August 1999, sale of common stock
    at $.01 per share................................          --           --        250,000          250          --           --
October 1999, options granted to
    purchase 250,000 shares of
    common stock (Note 5)............................          --           --             --           --         500           --
Services contributed by officers (Note 2)............          --           --             --           --          --           --
Net loss.............................................          --           --             --           --          --           --
                                                       ----------     --------     ----------    ---------  ----------     --------
Balance at December 31, 1999.........................          --           --      8,750,000        8,750         500           --

February 2000, capital contributed
    by officers (Note 2) ............................          --           --             --           --          --           --
August 2000, options granted to purchase
    110,000 shares of common stock (Note 5)..........          --           --             --           --       1,690           --
August 2000, warrants granted to
    purchase 2,250,000 shares of
    common stock (Note 5)............................          --           --             --           --          --      243,250
September 2000, sale of common stock at
    $1.00 per share pursuant to private offering,
    net of offering costs of $21,180 (Note 5)........          --           --      1,120,500        1,120          --           --
September 2000, exercise of stock options
    at $.10 per share (Note 5).......................          --           --         61,000           61        (122)          --
November 2000, options granted to
    purchase 120,000 shares of common
    stock (Note 5)...................................          --           --             --           --      14,640           --
Services contributed by officers (Note 2) ...........          --           --             --           --          --           --
Net loss.............................................          --           --             --           --          --           --
                                                       ----------     --------     ----------    ---------  ----------     --------
Balance at December 31, 2000.........................          --           --      9,931,500        9,931      16,708      243,250

February 2001, expense recognized on
    warrants that became fully vested and
    exercisable (Note 5).............................          --           --             --           --          --           --
May 2001, options granted to purchase
    100,000 shares of common stock (Note 5)..........          --           --             --           --          50           --
July 2001, options granted to purchase
    100,000 shares of common stock (Note 5)..........          --           --             --           --         100           --
August 2001, stock issued to consultant in
    exchange for services ($.31/share) (Note 5)......          --           --        200,000          200          --           --
August 2001, stock issued to attorney in

                                                                                     DEFICIT
                                                                                   ACCUMULATED
                                                        ADDITIONAL                    DURING
                                                         PAID-IN       DEFERRED    DEVELOPMENT
                                                         CAPITAL     COMPENSATION     STAGE          TOTAL
                                                       -----------   ------------  -----------    ----------
Balance at June 17, 1999 (inception).................  $        --   $        --   $        --    $       --
July 1999, sale of founders stock at
    $.0054 per share.................................       32,600            --            --        40,000
July 1999, stock issued to an individual
    in exchange for services (Note 5)................        9,644            --            --        10,744
August 1999, sale of common stock
    at $.01 per share................................        2,250            --            --         2,500
October 1999, options granted to
    purchase 250,000 shares of
    common stock (Note 5)............................           --            --            --           500
Services contributed by officers (Note 2)............      123,870            --            --       123,870
Net loss.............................................           --            --      (150,753)     (150,753)
                                                       -----------   -----------   -----------    ----------
Balance at December 31, 1999.........................      168,364            --      (150,753)       26,861

February 2000, capital contributed
    by officers (Note 2) ............................       10,000            --            --        10,000
August 2000, options granted to purchase
    110,000 shares of common stock (Note 5)..........           --            --            --         1,690
August 2000, warrants granted to
    purchase 2,250,000 shares of
    common stock (Note 5)............................           --      (243,250)           --            --
September 2000, sale of common stock at
    $1.00 per share pursuant to private offering,
    net of offering costs of $21,180 (Note 5)........    1,098,200            --            --     1,099,320
September 2000, exercise of stock options
    at $.10 per share (Note 5).......................        6,161            --            --         6,100
November 2000, options granted to
    purchase 120,000 shares of common
    stock (Note 5)...................................           --            --            --        14,640
Services contributed by officers (Note 2) ...........      147,300            --            --       147,300
Net loss ............................................           --            --      (573,860)     (573,860)
                                                       -----------   -----------   -----------    ----------
Balance at December 31, 2000.........................    1,430,025      (243,250)     (724,613)      732,051

February 2001, expense recognized on
    warrants that became fully vested and
    exercisable (Note 5).............................           --       243,250            --       243,250
May 2001, options granted to purchase
    100,000 shares of common stock (Note 5)..........           --            --            --            50
July 2001, options granted to purchase
    100,000 shares of common stock (Note 5)..........           --            --            --           100
August 2001, stock issued to consultant in
    exchange for services ($.31/share) (Note 5)......       61,800            --            --        62,000
August 2001, stock issued to attorney in

                 See accompanying notes to financial statements

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

    exchange for services ($.31/share) (Note 5)......          --           --        150,000          150          --           --
November 2001, stock issued to attorney in
    exchange for services ($.20/share) (Note 5)......          --           --        220,000          220          --           --
Net loss.............................................          --           --             --           --          --           --
                                                       ----------     --------     ----------    ---------    --------     --------
Balance at December 31, 2001.........................          --           --     10,501,500       10,501      16,858      243,250

January 2002, stock issued to attorney in
    exchange for services (Note 5)...................          --           --        280,000          280          --           --
January 2002, stock issued to consultant in
    exchange for services (Note 5)...................          --           --        150,000          150          --           --
February 2002, sale of common stock (Note 5).........          --           --        173,333          174          --           --
February 2002, stock issued in Plan of
    Reorganization, net of rescinded shares
    (Note 8).........................................          --           --     10,000,000       10,000          --           --
February 2002, options granted to purchase
    9,137,500 shares of common stock (Note 5)........          --           --             --           --     205,000           --
February 2002, warrants granted to purchase
    1,500,003 shares of common stock (Note 5)........          --           --             --           --          --       50,000
February 2002, stock issued to attorney in
    exchange for services (Note 5)...................          --           --        251,000          251          --           --
March 2002, stock issued to attorney in
    exchange for services (Note 5)...................          --           --        400,000          400          --           --
March 2002, stock issued to consultants in
    exchange for services (Note 5)...................          --           --      2,675,000        2,675          --           --
May 2002, sale of common stock (Note 5) .............          --           --      1,000,000        1,000          --           --
June 2002, stock issued to attorney in
    exchange for services (Note 5)...................          --           --        439,897          440          --           --
July 2002, stock issued to consultants in
    exchange for services (Note 5)...................          --           --      3,250,000        3,250          --           --
July 2002, stock issued to officers in
    exchange for services (Note 2)...................          --           --        725,000          725          --           --
July 2002, options granted to purchase
    100,000 shares of common stock (Note 5) .........          --           --             --           --       1,450           --
July 2002, stock issued to attorney in
    exchange for services (Note 5)...................          --           --        233,885          234          --           --
August 2002, stock issued to attorney in
    exchange for services (Note 5)...................          --           --        393,278          393          --           --
September 2002, stock issued to attorney in
    exchange for services (Note 5)...................          --           --        536,357          536          --           --
October 2002, stock issued to attorney in
    exchange for services (Note 5)...................          --           --        208,833          209          --           --
November 2002, stock issued to consultant
    in exchange for services (Note 5)................          --           --        500,000          500          --           --
Net loss ............................................          --           --             --           --          --           --
                                                       ----------     --------     ----------    ---------    --------     --------
Balance at December 31, 2002.........................          --     $     --     31,718,083    $  31,718    $223,308     $293,250
                                                       ==========     ========     ==========    =========    ========     ========

    exchange for services ($.31/share) (Note 5)......       46,350            --            --        46,500
November 2001, stock issued to attorney in
    exchange for services ($.20/share) (Note 5)......       43,780            --            --        44,000
Net loss.............................................           --            --    (1,227,410)   (1,227,410)
                                                       -----------   -----------   -----------   -----------
Balance at December 31, 2001.........................    1,581,955            --    (1,952,023)      (99,459)

January 2002, stock issued to attorney in
    exchange for services (Note 5)...................       55,720            --            --        56,000
January 2002, stock issued to consultant in
    exchange for services (Note 5)...................      112,350            --            --       112,500
February 2002, sale of common stock (Note 5).........      119,826            --            --       120,000
February 2002, stock issued in Plan of
    Reorganization, net of rescinded shares
    (Note 8).........................................      (10,000)           --            --            --
February 2002, options granted to purchase
    9,137,500 shares of common stock (Note 5)........           --            --            --       205,000
February 2002, warrants granted to purchase
    1,500,003 shares of common stock (Note 5)........           --            --            --        50,000
February 2002, stock issued to attorney in
    exchange for services (Note 5)...................       32,379            --            --        32,630
March 2002, stock issued to attorney in
    exchange for services (Note 5)...................       51,600            --            --        52,000
March 2002, stock issued to consultants in
    exchange for services (Note 5)...................      371,825            --            --       374,500
May 2002, sale of common stock (Note 5) .............      499,000            --            --       500,000
June 2002, stock issued to attorney in
    exchange for services (Note 5)...................       41,350            --            --        41,790
July 2002, stock issued to consultants in
    exchange for services (Note 5)...................      240,500            --            --       243,750
July 2002, stock issued to officers in
    exchange for services (Note 2)...................       53,650            --            --        54,375
July 2002, options granted to purchase
    100,000 shares of common stock (Note 5) .........           --            --            --         1,450
July 2002, stock issued to attorney in
    exchange for services (Note 5)...................       23,155            --            --        23,389
August 2002, stock issued to attorney in
    exchange for services (Note 5)...................       21,630            --            --        22,023
September 2002, stock issued to attorney in
    exchange for services (Note 5)...................       28,955            --            --        29,491
October 2002, stock issued to attorney in
    exchange for services (Note 5)...................        5,221            --            --         5,430
November 2002, stock issued to consultant
    in exchange for services (Note 5)................       12,500            --            --        13,000
Net loss ............................................           --            --    (2,125,143)   (2,125,143)
                                                       -----------   -----------   -----------   -----------
Balance at December 31, 2002.........................  $ 3,241,616   $        --   $(4,077,166)  $  (287,274)
                                                       ===========   ===========   ===========   ===========

                 See accompanying notes to financial statements

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                        JUNE 17,
                                                                                                         1999
                                                                       FOR THE YEARS ENDED            (INCEPTION)
                                                                          DECEMBER 31,                  THROUGH
                                                                  -----------------------------       DECEMBER 31,
                                                                      2002              2001             2002
                                                                  -----------       -----------       -----------
Cash flows from operating activities:
    Net loss..............................................        $(2,125,143)      $(1,227,410)      $(4,077,166)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization.................             14,153           135,490           169,611
            Stock-based compensation (Note 5).............          1,317,328           395,900         1,724,472
            Contributed services (Note 2).................                 --                --           271,170
            Asset impairment charge (Note 4)..............             31,917           218,492           250,409
            Changes in operating assets and liabilities:
                Prepaid expenses..........................                 --             2,405                --
                Accounts payable and accruals.............             40,953            15,716           147,784
                Due to former merger candidate............            150,000                --           150,000
                Unearned revenue..........................               (128)             (808)              164
                                                                  -----------       -----------       -----------
                     Net cash used in
                        operating activities..............           (570,920)         (460,215)       (1,363,556)
                                                                  -----------       -----------       -----------
Cash flows from investing activities:
    Equipment purchases...................................                 --            (2,400)          (19,054)
    Payments for copyright................................                 --                --              (485)
    Payments for trademark................................                 --                --            (2,460)
    Payments for web site.................................                 --          (123,549)         (345,935)
    Payments for patent...................................                 --            (2,657)          (29,457)
    Payments for leasehold improvements...................                 --                --            (2,802)
                                                                  -----------       -----------       -----------
                     Net cash used in
                        investing activities..............                 --          (128,606)         (400,193)
                                                                  -----------       -----------       -----------
Cash flows from financing activities:
    Proceeds from the sale of common stock
        net of offering costs.............................            620,000                --         1,778,150
    Proceeds from exercise of stock options ..............                 --                --             6,100
    Payments on capital lease obligations ................            (19,543)           (6,891)          (29,967)
    Proceeds from director loans..........................                 --            30,000            30,000
    Repayment of director loans...........................            (30,000)               --           (30,000)
    Proceeds from shareholder loan .......................             25,000                --            25,000
    Repayment of shareholder loan.........................            (25,000)               --           (25,000)
    Contributed capital...................................                 --                --            10,000
                                                                  -----------       -----------       -----------
                     Net cash provided by
                        financing activities..............            570,457            23,109         1,764,283
                                                                  -----------       -----------       -----------
                        Net change in cash................               (463)         (565,712)              534

Cash, beginning of period.................................                997           566,709                --
                                                                  -----------       -----------       -----------

Cash, end of period.......................................        $       534       $       997       $       534
                                                                  ===========       ===========       ===========

Supplemental disclosure of cash flow information:
    Income taxes..........................................        $        --       $        --       $        --
                                                                  ===========       ===========       ===========
    Interest..............................................        $     2,225       $     4,490       $     8,860
                                                                  ===========       ===========       ===========

Non-cash financing activities:
    Equipment acquired under capital lease................        $        --       $        --       $    29,967
                                                                  ===========       ===========       ===========

                 See accompanying notes to financial statements

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              ORGANIZATION AND BASIS OF PRESENTATION

              Opus Media Group, Inc. (the "Company") was incorporated on June 17, 1999 to capitalize on the growing demand for online medical records systems through the systematic acquisition of paying members from targeted marketing groups which include corporations, organizations or associations. The goal of the Company is to become the premier national provider of online medical records systems. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. The Company has generated minimal revenues to date, and the Company continues to evaluate its business plan.

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

              On February 5, 2002, the Company acquired 100 percent of the issued and outstanding common stock of ToolTrust ("ToolTrust") Corporation in exchange for 20,000,000 shares of the Company's common stock pursuant to an Agreement and Plan of Reorganization. On May 9, 2002, the Company entered into share exchange agreements with certain parties of the reorganization, which amended the reorganization (see Note 8). Following the reorganization, ToolTrust became a wholly-owned subsidiary of the Company. In addition, the Company formed a wholly-owned subsidiary to operate the on-line medical records business.

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

              CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2002.

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

              IMPAIRMENT OF LONG-LIVED ASSETS

              The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

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

              Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. Pro forma disclosures have been included in Note 5.

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

              LOSS PER COMMON SHARE

              The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2002, there were 9,856,500 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive. Also excluded from the calculation of net loss per share-diluted were 3,750,003 outstanding common stock warrants, which would also be antidilutive.

(2)      RELATED PARTY TRANSACTIONS

              In May 2002, a shareholder loaned the Company $25,000 for working capital. The loan carries an interest rate of 10 percent and matures on May 31, 2003. The Company repaid the loan prior to December 31, 2002. Accrued interest on the loan totaled $1,072 at December 31, 2002.

              During the year ended December 31, 2002, the Company issued 725,000 shares of its common stock to its officers in exchange for operational services. The market value of the common stock on the transaction date was $.075 per share. Stock-based compensation expense of $54,375 was recognized in the accompanying financial statements for the year ended December 31, 2002.

              On August 23, 2001, three directors each advanced the Company $10,000 for working capital. The advances are non-interest bearing and are due on demand. The Company repaid the advances in February 2002.

              Certain officers of the Company provided services such as administration, accounting and project management, at no charge. The value of those services was recognized in the accompanying financial statements through a charge to compensation expense and a corresponding credit to paid-in capital. The Company recognized contributed services totaling $-0-, $-0- and $271,170, respectively, for the years ended December 31, 2002 and 2001 and June 17, 1999 (inception) through December 31, 2002.

              In February 2000, officers contributed a total of $10,000 for working capital.

(3)      PROPERTY AND EQUIPMENT

              Property and equipment consisted of the following at December 31, 2002:

Property and equipment under capital lease...............................   $   29,967
Leasehold improvements...................................................        2,802
Furniture and equipment..................................................       19,054
                                                                            ----------
                                                                                51,823
Less accumulated depreciaiton and amortization...........................      (39,227)
                                                                            ----------
                                                                            $   12,596
                                                                            ==========

              Depreciation expense totaled $13,991, $20,017, and $39,227 for the years ended December 31, 2002 and 2001, and from June 17, 1999 (inception) through December 31, 2002.

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

(4)      INTANGIBLE ASSETS AND DEFERRED COSTS

              INTANGIBLE ASSETS

              Intangible assets consisted of the following at December 31, 2002:

Web site..............................................................    $    345,935
Copyright.............................................................             485
                                                                          ------------
                                                                               346,420
Less:
  Accumulated amortization............................................        (127,928)
  Asset impairment charge (2001)......................................        (218,492)
                                                                          ------------
                                                                          $          -
                                                                          ============

              Amortization expense totaled $162, $115,473, and $127,928 for the years ended December 31, 2002 and 2001, and from June 17, 1999 (inception) through December 31, 2002.

              ASSET IMPAIRMENT CHARGE-WEB SITE

              Due to the Company's continued losses since inception and uncertainty regarding the ultimate recovery of the Company's intangible assets, the Company recorded an asset impairment charge against its web site totaling $218,492, or ($.022) per common share during the year ended December 31, 2001.

              DEFERRED COSTS

              Deferred costs consisted of the following at December 31, 2001:

Patent...............................................................     $     29,457
Service mark.........................................................            2,460
                                                                          ------------
                                                                                31,917
Less:
     Asset impairment charge (2002)..................................          (31,917)
                                                                          ------------
                                                                          $          -
                                                                          ============

              ASSET IMPAIRMENT CHARGE-DEFERRED COSTS

              Due to the Company's continued losses since inception and uncertainty regarding the ultimate recovery of the Company's intangible assets, the Company recorded an asset impairment charge against its patent costs and service mark totaling $31,917, or ($.001) per common share during the year ended December 31, 2002.

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

(5)      SHAREHOLDERS' EQUITY

              COMMON STOCK

              During February 2002, the Company sold 173,333 shares of its common stock for $120,000 ($.69 per share).

              During May 2002, the Company sold 1,000,000 shares of its common stock for $500,000 ($.50 per share).

              During the year ended December 31, 2002, the Company issued 6,575,000 shares of its common stock to unrelated third parties in exchange for marketing, public relations, and other consulting services. The market value of the common stock ranged from $.03 to $.75 per share. Stock-based compensation expense of $1,000,199 was recognized in the accompanying financial statements for the year ended December 31, 2002.

              During the year ended December 31, 2002, the Company issued 2,743,250 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock ranged from $.03 to $.20 per share. Stock-based compensation expense of $262,754 was recognized in the accompanying financial statements for the year ended December 31, 2002.

              On August 3, 2001, the Company issued Juliard Communications, Inc. ("Juliard") 200,000 of the Company's common stock in exchange for visual design, re-design of the Company's web site, computer programming, and assistance with advertising and marketing. The market value of the common stock on the transaction date was $.31 per share. Stock-based compensation expense of $62,000 was recognized in the accompanying financial statements for the year ended December 31, 2001.

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

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

              STOCK OPTIONS

              The Company has adopted a non-qualified stock option and stock grant plan for the benefit of key personnel and others providing significant services. Options granted pursuant to the plan will be exercisable at a price no less than the market value of the shares of common stock on the date of grant. There were 619,000 options outstanding under the Company's non-qualified stock option plan as of December 31, 2001. The Company granted options to purchase an additional 9,237,500 shares of common stock during the year ended December 31, 2002. According to the Company's policy, options granted to non-employees are accounted for under the fair value method, while options granted to employees and directors are accounted for using the intrinsic method. The fair value of the Company's common stock was determined by the board of directors based on contemporaneous equity transactions and other analysis.

              OPTION PRICING MODEL

              The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the year ended December 31, 2002: risk-free interest rate of 2.0 percent, expected volatility of 6.5 percent, expected life ranging from two to three years, and no expected dividends. The following weighted-average assumptions were used for the year ended December 31, 2001: risk-free interest rate of 5.0 percent, expected volatility of 6.5 percent, expected life of three years, and no expected dividends.

              From June 17, 1999 (inception) to December 31, 1999, the weighted average exercise price and fair value of options granted were $.10 and $.002, respectively, on the date of grant for options granted with an exercise price greater than the fair value of the stock. During the year ended December 31, 2000, the weighted average exercise price and fair value of options granted was $1.10 and $.169, respectively, on the date of grant for options granted with an exercise price greater than the fair value of the stock. During the year ended December 31, 2001, the weighted average exercise price and fair value of options granted was $1.10 and $.001, respectively, on the date of grant for options granted with an exercise price greater than the fair value of the stock. During the year ended December 31, 2002, the weighted average exercise price and fair value of options granted was $.65 and $.03, respectively, on the date of grant for options granted with an exercise price greater than the fair value of the stock. There were no options granted with exercise prices that equaled or were less than the fair value of the underlying stock on the date of grant.

              The fair value of each warrant granted has been estimated as of the grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the year ended December 31, 2002: risk-free interest rate of 2.0 percent, expected volatility of 6.5 percent, expected life ranging from two to three years, and no expected dividends. The following weighted-average assumptions were used for the year ended December 31, 2000: risk-free interest rate of 5.8 percent, expected volatility of zero percent, expected life of three to five years, and no expected dividends. During the year ended December 31, 2000, the weighted average exercise price and fair value of

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

              warrants granted was $1.55 and $.107, respectively, on the date of grant for warrants granted with an exercise price greater than the fair value of the stock. During the year ended December 31, 2002, the weighted average exercise price and fair value of warrants granted was $1.17 and $.03, respectively, on the date of grant for options granted with an exercise price greater than the fair value of the stock. There were no warrants granted with exercise prices that equaled or were less than the fair value of the underlying stock on the date of grant.

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

              OPTIONS GRANTED TO NON-EMPLOYEES, ACCOUNTED FOR UNDER THE FAIR VALUE METHOD

              On March 22, 2002, the Company entered into agreements with thirteen unrelated third party consultants to provide consulting and advisory services to the Company. The Company granted certain of the consultants fully vested options to purchase an aggregate of 7,000,000 shares of the Company's common stock. On March 22, 2002 the market value of the stock was $.14. The exercise prices on the options range from $.25 to $1.50 and expire on May 31, 2005. The Company determined the fair value of the options in accordance with SFAS 123 to be $.03 per share and have recorded stock based compensation expense of $205,000.

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

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

              OPTIONS GRANTED TO EMPLOYEES, ACCOUNTED FOR UNDER THE FAIR VALUE METHOD (PRO FORMA)

              During the year ended December 31, 2002, employees of the Company were granted options to purchase 2,487,500 and 50,000 shares of common stock on March 22, 2002 and July 23, 2002, respectively.

              In prior years, an employee of the Company was granted options to purchase 50,000 and 100,000 shares of common stock on May 24, 2001 and August 1, 2000, respectively.

              Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                                              June 17, 1999
                                                                                               (Inception)
                                                                 December 31,                    Through
                                                       --------------------------------        December 31,
                                                            2002              2001                2002
                                                       -------------      ------------        -------------
Net loss, as reported...............................   $ (2,274,158)      $ (1,227,410)       $ (4,226,181)
   Decrease due to:
       Employee stock options.......................       (110,200)               (50)           (127,150)
                                                       ------------       ------------        ------------
Pro forma net loss..................................   $ (2,384,358)      $ (1,227,460)       $ (4,353,331)
                                                       ============       ============        ============

As reported:
    Net loss per share - basic and diluted..........   $      (0.10)      $      (0.12)
                                                       ============       ============
Pro Forma:
    Net loss per share - basic and diluted..........   $      (0.10)      $      (0.12)
                                                       ============       ============

              WARRANTS

              On February 5, 2002, the Company granted warrants to purchase 1,500,003 shares of the Company's common stock to former officers and directors of the Company at exercise prices ranging from $.50

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

              to $2.00 per share (see Note 8). On February 5, 2002 the fair value of the stock was $.38 per share. The warrants expire on February 5, 2004. The Company determined the fair value of the warrants to be $.03 per share and has recognized stock-based compensation of $50,000.

              On August 1, 2000, the Company entered into agreements with three unrelated third party consultants to provide investment banking services to the Company. The Company granted the consultants warrants to purchase 1,250,000 shares of the Company's common stock at an exercise price of $1.10. On August 1, 2000 the fair value of the stock was $1.00. The warrants are exercisable beginning on February 3, 2001 and expire on February 2, 2005. The Company determined the fair value of the warrants to be $.121 and recorded deferred compensation of $151,250. The deferred compensation was subsequently expensed in 2001.

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

              SUMMARY

              Following is a summary of the Company's stock option awards to purchase shares of common stock as of December 31, 2002, and the changes since inception:

                Description                         Options         Warrants
                -----------                        ---------       ---------
Outstanding at June 17, 1999 (inception)........           -               -
Granted.........................................     250,000               -
Exercised.......................................           -               -
Canceled........................................           -               -
                                                   ---------       ---------
Outstanding at December 31, 1999................     250,000               -
Granted.........................................     230,000       2,250,000
Exercised.......................................     (61,000)              -
Canceled........................................           -               -
                                                   ---------       ---------
Outstanding at December 31, 2000................     419,000       2,250,000
Granted.........................................     200,000               -
Exercised.......................................           -               -
Canceled........................................           -               -
                                                   ---------       ---------
Outstanding at December 31, 2001................     619,000       2,250,000
Granted.........................................   9,537,500       1,500,003
Exercised.......................................           -               -
Canceled........................................    (300,000)              -
                                                   ---------       ---------
Outstanding at December 31, 2002................   9,856,500       3,750,003
                                                   =========       =========

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

(6)      INCOME TAXES

              A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2002 and 2001 follows:

                                                                       For the Years Ended
                                                                            December 31,
                                                                    ---------------------------
                                                                     2002                2001
                                                                    -------             -------
U.S. statutory federal rate, graduated...........................    34.00%              34.00%
State income tax rate, net of federal............................     3.63%               5.74%
Permanent book-to-tax differences................................     0.00%              -0.35%
Net operating loss (NOL) for which
    no tax benefit is currently available........................   -37.63%             -39.39%
                                                                    ------              ------
                                                                      0.00%               0.00%
                                                                    ======              ======

              At December 31, 2002, deferred tax assets consisted of a net tax asset of $1,558,263, due to operating loss carryforwards of $4,000,245, which was fully allowed for, in the valuation allowance of $1,558,263. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2002 and 2001 totaled $780,876 and $481,073, respectively. The current tax benefit also totaled $780,876 and $481,073 for the years ended December 31, 2002 and 2001, respectively. The net operating loss carryforward expires through the year 2022.

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

(7)      CONSULTING AGREEMENT

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

              On July 10, 2001, the parties amended the agreement. Juliard agreed to perform additional services including visual design, re-design of the Company's web site, computer programming, and assistance with advertising and marketing in exchange for 200,000 shares of the Company's common stock. Pursuant to the agreement, the Company issued 200,000 shares of its common stock to Juliard on August 3, 2001 (also see Note 5).

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

(8)      AGREEMENT AND PLAN OF REORGANIZATION AND SUBSEQUENT PARTIAL RESCISSION

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

              On May 9, 2002, the Company entered into share exchange agreements with certain former shareholders of ClearDialog and LocalToolbox wherein the former shareholders reacquired their shares of ClearDialog and LocalToolbox in exchange for approximately 9,300,000 shares of the 20,000,000 shares of the Company's common stock to be issued pursuant to the Reorganization. As a result of the transactions, ToolTrust no longer has an interest in these entities. The Company granted to LocalToolbox a license to utilize the Company's technology related to on-line medical records. The Company is also obligated to pay LocalToolBox a total of $150,000 in two $75,000 payments that are due on October 19, 2002 and April 19, 2003. Payment of the settlement amount is secured by 1,500,000 shares of the Company's restricted common stock and the Company's technology and pending patent application related to its online medical records business. The $150,000 settlement was in default as of the date of this report.

              Pursuant to an agreement dated May 9, 2002, Robert L. Evans, James
              K. Robbins and Garrett J. Girvan resigned their respective positions as officers and directors of the Company and its subsidiaries IDMedical, Inc. and ToolTrust. Messrs. Evans, Robbins and Girvan will continue as officers/directors of LocalToolbox and ClearDialog.

              As part of the closing, the former officers and directors of the Company received warrants to purchase the Company's common stock:

  Officer/Director                                 Warrants
---------------------                      -------------------------
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

                             OPUS MEDIA GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

              Upon closing the Agreement, the former officers and directors of the Company were also retained as consultants to the Company to assist with the online medical records operations.

(9)      RECORD LABEL AGREEMENT

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers of the Company. The Company has a Board of Directors which is currently comprised of three members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.

As of December 31, 2002 and as of the date of filing this report, the directors and executive officers of the Company, their ages, positions in the Company, and the dates of their initial election or appointment as director or executive officer are as follows:

     Name                     Age                 Position                               Director Since
----------------            -------   ----------------------------------                 --------------
Robert P. Gordon              53      Chairman, Chief Executive Officer,                  October 2001
                                      President, Treasurer and Director

Joseph R. King                53      Secretary and Director                              October 2001

Craig Stout                   36      Director                                              May 2002

ROBERT P. GORDON has been Chief Executive Officer, President, Treasurer and a director of the Company since October 2001. He has over 25 years experience in national and international business development. Mr. Gordon has a B.A. in Philosophy and Biology from New York University, where he also did his graduate studies.

JOSEPH R. KING has been a director of the Company since October 2001 and has been Secretary since May 2002. Mr. King is presently the Chairman and Chief Executive Officer of The Narragansett Group, Inc. ("TNG") and acting President and Chief Executive Officer of Heart of a Champion Foundation. Prior to TNG, Mr. King served as the National Director of fundraising with the United States Olympic Committee and was the Director of Marketing for MADD. He has also served with such organizations as The Boy Scouts of America and The United Cerebral Palsy Organization. In addition, Mr. King serves on the boards of The Jesse Owens Foundation, The National Federation of Non-Profits, and the Multiple Sclerosis Association of America.

CRAIG F. STOUT has been a director of the Company since May 2002. Currently, Mr. Stout is a Director with BlueCar Partners, LLC, an international venture consulting company. Previous to joining BlueCar Partners, he was the Vice-President of Sales and Marketing at oeBusiness.com, an offshore e-commerce company. Prior to joining oeBusiness.com, Mr. Stout founded and built out a successful Washington, D.C. based international security company which he continues to be involved in all aspects of its business development and remains a director and significant shareholder of the company. Mr. Stout started his career in a London based position with Elders IXL, the multinational agribusiness and food and drinks conglomerate in strategic business development.

Involvement in Certain Legal Proceedings.

During the past five years, Robert P. Gordon has been involved in the following bankruptcy actions during the past five years: (i) in December 1997, Phoenix Information Systems Corp. ("Phoenix") declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code; at that time, Mr. Gordon was a director of Phoenix;
(ii) in March 1999, Visitors Services International Inc. ("VSI"), filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code for the Middle District of Florida, Tampa Division; at that time, Mr. Gordon was an officer and director of VSI; (iii) in March 2002, Perch, Inc., a Florida corporation which operates a restaurant in St. Petersburg, Florida declared bankruptcy under Chapter 11 of the U.S. Bankruptcy Code; at that time, Mr. Gordon was an officer and director of Perch; and (iv) in

December 2002, Mr. Gordon personally filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code.

ITEM 10. EXECUTIVE COMPENSATION.

         The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of the Company for all services rendered in all capacities to the Company and its subsidiaries.

         The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Company and/or its subsidiaries, during the fiscal years ended December 31, 2002, 2001 and 2000 to or for the person serving as the Company's Chief Executive Officer at the end of the last completed fiscal year.

         None of the Company's directors or executive officers earned more than $100,000 during the years ended December 31, 2002, 2001 and 2000.

                           Summary Compensation Table

                                                                   Annual Compensation
                                                           ---------------------------------------
                  (a)                        (b)                                          (e)
                 Name                        Year                                        Other
                  And                       Ended            (c)           (d)          Annual
               Principal                   December        Salary         Bonus       Compensation
               Position                       31             ($)           ($)            ($)
------------------------------------       --------        ------         -----       ------------
Robert P. Gordon, CEO, President,            2002          $8,456          -0-        $22,000(n1)
Treasurer & Director                         2001            -0-           -0-            -0-
                                             2000            N/A           N/A            N/A

                                                   Long Term Compensation
                                         ----------------------------------------
                                                    Awards                Payouts
                                         ----------------------------------------
            (a)                   (b)        (f)                                           (i)
           Name                  Year    Restricted         (g)             (h)            All
            And                 Ended      Stock           Shares          LTIP           Other
         Principal             December   Award(s)       Underlying       Payouts      Compensation
         Position                 31        ($)           Options           ($)            ($)
----------------------------   --------  ----------     ------------      -------      ------------
Robert P. Gordon, CEO,           2002       -0-         350,000 (n1)        -0-            -0-
President, Treasurer and         2001       -0-             -0-             -0-            -0-
Director                         2000       N/A             N/A             N/A            N/A

         (n1) On March 22, 2002, Mr. Gordon was issued 50,000 shares of common stock pursuant to the Company's 2002 Stock Plan, which had a presumed value of $7,000 based on the closing bid price of the Company's common stock on that date ($.14 per share). On July 23, 2002, the Mr. Gordon was issued 250,000 shares of common stock pursuant to the Company's 2002 Stock Plan, which had a presumed value of $15,000 based on the closing bid price of the Company's common stock on that date ($.06 per share). All shares issued pursuant to the Company's 2002 Stock Plan had been registered on Form S-8.

         (n2) On March 22, 2002, Mr. Gordon was granted options to acquire 250,000 shares at $.25 per share; options to acquire 100,000 shares at $.50 per share; and options to acquire 100,000 shares at $1.00 per share. On July 23, 2002, Mr. Gordon voluntarily forfeited the $1.00 options. On April 15, 2003, Mr. Gordon voluntarily forfeited his remaining 350,000 options.

Option/SAR Grants in Last Fiscal Year

         The information provided in the table below provides information with respect to individual grants of stock options for the year ended December 31, 2002 to each of the persons named in the Summary Compensation Table above. The Company did not grant any stock appreciation rights for the year ended December 31, 2002.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                       Individual Grants

                                                              (c)
                                          (b)              % of Total
                                       Number of          Options/SARS
                                       Securities          Granted to             (d)
                                       Underlying          Employees           Exercise or           (e)
               (a)                    Options/SARs         in Fiscal           Base Price         Expiration
              Name                    Granted (#)          Year (n1)             ($/Sh)              Date
------------------------------------------------------------------------------------------------------------
Robert P. Gordon, CEO                 350,000(n2)             5.5%                (n2)            03-31-2005
Pres., Treasurer and Director

         (n1) The percentage of total options granted (6,412,500) in the fiscal year is based upon all options granted to eligible participants, which includes officers, directors, employees, consultants and advisors, under the Company's 2002 Stock Plan during the year ended December 31, 2002.

         (n2) On March 22, 2002, Mr. Gordon was granted options to acquire 250,000 shares at $.25 per share; options to acquire 100,000 shares at $.50 per share; and options to acquire 100,000 shares at $1.00 per share. On July 23, 2002, Mr. Gordon voluntarily forfeited the $1.00 options. On April 15, 2003, Mr. Gordon voluntarily forfeited his remaining 350,000 options.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The information provided in the table below provides information with respect to each exercise of stock options during most recent fiscal year ended December 31, 2002 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options.

                                                                    (d)                         (e)
                                                                 Number of                    Value of
                                                           Securities Underlying            Unexercised
                                                                Unexercised                 In-the-Money
                                (b)             (c)           Options/SARs at             Options/SARs at
                               Shares          Value             FY-End (#)                  FY-End($)
           (a)              Acquired on      Realized           Exercisable/                Exercisable/
          Name              Exercise (#)      ($)(n1)          Unexercisable             Unexercisable(n1)
----------------------------------------------------------------------------------------------------------
Robert P. Gordon,               -0-             -0-           350,000/350,000                 -0-/-0-
CEO, Pres., Treasurer
and Director (n2)

         (n1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively.

         (n2) On April 15, 2003, Mr. Gordon voluntarily forfeited his 350,000 options.

EMPLOYMENT CONTRACTS

There are no formal employment agreements with any of the Company's executive officers.

COMPENSATION OF DIRECTORS

No compensation was paid by the Company to its Directors for any service provided as a Director during the year ended December 31, 2002. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

EMPLOYEE BENEFIT AND CONSULTING SERVICES COMPENSATION PLANS

As of December 31, 2002, the Company had one Employee Benefit and Consulting Services Compensation Plan in effect.

On March 8, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the 2002 Stock Plan. The plan covers up to 15,000,000 shares of common stock. The plan was subsequently ratified and approved by security holders on September 12, 2002.

Under the plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The purpose of the plan is to promote the best interests of the Company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. The plan is administered by the Company's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 11, 2003, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.

=================================================================================================================
                                                      Amount and Nature of
Name and Address of Beneficial Owner (1)             Beneficial Ownership (2)           Percent of Class (2)
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Robert P. Gordon(4)                                            700,000                          1.5%
-----------------------------------------------------------------------------------------------------------------
Joseph R. King (5)                                           6,150,000                         12.8%
-----------------------------------------------------------------------------------------------------------------
Craig Stout(6)                                               1,996,667                          4.2%
-----------------------------------------------------------------------------------------------------------------
Richard Olson(7)                                             3,000,000                          6.3%
-----------------------------------------------------------------------------------------------------------------
Blastgard, Inc.(8)                                           5,000,000                         10.5%
-----------------------------------------------------------------------------------------------------------------
David Hsia(9)                                                6,278,200                         13.2%
-----------------------------------------------------------------------------------------------------------------

=================================================================================================================
Includes all officers and directors of the                   8,836,667                         18.4%
Company as a group (3 persons)
=================================================================================================================

-----------------------

(1) Unless otherwise indicated, all shares are beneficially owned by the persons named.

(2) Based upon 47,718,038 shares outstanding at April 11, 2002, plus the amount of shares each person or group has the right to acquire within 60 days under options, warrants, rights, conversion privileges, or similar obligations.

(3) Robert P. Gordon is an officer and director of the Company. The total for Mr. Gordon includes 500,000 shares owned by Mr. Gordon and 200,000 shares owned by Mr. Gordon's spouse. Mr. Gordon disclaims beneficial ownership of 1,000,000 shares owned by Michael Gordon (Mr. Gordon's brother), and 1,500,000 shares owed by Jane Hollister (Mr. Gordon's mother-in-law). The address for Mr. Gordon is 234 - 21st Ave., N.E., St. Petersburg, Florida 33704.

(4) Joseph R. King is an officer and director of the Company. The total for Mr. King includes 4,500,000 shares owned by Mr. King, 1,300,000 shares owned by Mr. King's spouse, and shares underlying options to purchase 250,000 shares at $0.25 per share, and options to purchase 100,000 shares at $.50 per share. The address for Mr. King is 3256 Shady Glen Drive, Grapevine, Texas 76051.

(5) Craig F. Stout is a director of the Company. The total for Mr. Stout includes 50,000 shares owned by Mr. Stout, plus shares underlying options to purchase 50,000 shares at $0.25 per share. Also included are 1,886,667 shares owed by BlueCar Partners, LLC of which Mr. Stout is a director. The address for Mr. Stout is 2 Wisconsin Circle, Suite 640, Chevy Chase, MD 20815.

(7) The address for Richard Olson is 50 - 84th Ave., Treasure Island, Florida 33706.

(8) The address for Blastgard, Inc. is 350 Sorrento Ranches Dr., Nokomis, Florida 34275. James Gordon is an officer and director of Blastgard and Michael Gordon is an officer of Blastgard. James and Michael Gordon are brothers of Robert Gordon, the Company's CEO. Robert Gordon disclaims beneficial ownership of the shares owned by Blastgard.

(9) The address for David Hsia is C-862 Rainbow Garden, No. 1 Kuwshaw Road, Wu-Chan, Wuhan, R.C.

EQUITY COMPENSATION PLAN INFORMATION

         The following information concerning the Company's equity compensation plan is as of the end of the year ended December 31, 2002:

-----------------------------------------------------------------------------------------------------------------------
                                                                                               Number of securities
                                    Number of securities to be      Weighted-average      available for future issuance
                                     issued upon exercise of        exercise price of        under equity compensation
                                       outstanding options,       options, warrants and     plans (excluding securities
                                       warrants and rights                rights              reflected in column (a))
        Plan category                          (a)                          (b)                          (c)
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                                     6,412,500                       $.43                     -0-
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security
holders                                           N/A                        N/A                     N/A
-----------------------------------------------------------------------------------------------------------------------

Total                                       6,412,500                       $.43                     -0-
-----------------------------------------------------------------------------------------------------------------------

On March 8, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the 2002 Stock Plan. The plan covers up to 15,000,000 shares of common stock. The plan was subsequently ratified and approved by security holders on September 12, 2002.

Under the plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The purpose of the plan is to promote the best interests of the Company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. The plan is administered by the Company's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the last two fiscal years, the company entered into the following transactions in which its officers and directors had a material interest:

In connection with the Company's February 5, 2002 acquisition of 100% of the issued and outstanding common stock of ToolTrust, the following occurred:

- Robert P. Gordon became an officer and director of the Company and was issued 500,000 shares of the Company's restricted common stock and became an officer and director of the Company. Mr. Gordon's wife, Elizabeth Gordon, was issued 700,000 shares of the Company's restricted common stock.

- Robert Gordon's brother, Michael Gordon, was issued 1,000,000 shares of the Company's restricted common stock, and Robert Gordon's mother-in-law was issued 1,500,000 000 shares of the Company's restricted common stock. Robert Gordon disclaims beneficial ownership of the shares owned by Michael Gordon and Jane Hollister.

- Joseph R. King became a director of the Company and was issued 1,200,000 shares of the Company's restricted common stock and became a director of the Company. Mr. King's wife, Sandy King, was issued 1,300,000 shares of the Company's restricted common stock.

On March 25, 2003, Joseph R. King was issued 3,000,000 shares of the Company's restricted common stock as compensation for services rendered.

On March 25, 2003, the Company entered into an agreement with Blastgard, Inc., pursuant to which the Company issued five million shares of restricted stock to Blastgard in exchange for the right to distribute and sell Blastgard products in China. James Gordon is an officer and director of Blastgard and Michael Gordon is an officer of Blastgard. James and Michael Gordon are brothers of Robert Gordon, the Company's CEO. Robert Gordon disclaims beneficial ownership of the shares owned by Blastgard.

On March 25, 2003, the Company entered into an agreement with David Hsia, pursuant to which the Company issued five million shares of restricted stock to Mr. Hsia in exchange for his services for one year in connection with the business development of the Company in China in connection with the distribution and sale of Blastgard products. As a result, Mr. Hsia became the owner of over five percent of the outstanding common stock of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

3.3 The Company's Articles of Incorporation, as amended and currently in effect (Incorporated by reference to Exhibit 3.3 to the Registrant's quarterly report on Form 10-QSB for the period ended September 30,
         2002).

3.4 The Company's Bylaws, as amended and currently in effect (Incorporated by reference to Exhibit 3.4 to the Registrant's quarterly report on Form 10-QSB for the period ended September 30, 2002).

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

(b)      Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days prior to the date of filing of this Annual Report on Form 10-KSB. Management believes that the Company's current internal controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to the Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure. As of the date of filing of this report, there were no significant corrective actions taken by the Company or other changes made to these internal controls. Management of the Company does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OPUS MEDIA GROUP, INC.
Dated: April 23, 2003.
                                  By: /s/ Robert P. Gordon
                                      ------------------------------------------
                                       Robert P. Gordon, Chief Executive Officer
                                       and Chief Financial and Accounting
                                       Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  By: /s/ Robert P. Gordon
                                      ------------------------------------------
                                       Robert P. Gordon, Director

                                  Date: April 23, 2003

                                  By: /s/ Joseph King
                                      ------------------------------------------
                                       Joseph King, Director

                                  Date: April 23, 2003

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer and Chief Financial Officer of Opus Media Group, Inc., that, to his knowledge, the Annual Report of the company on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

April 23, 2003

/s/ Robert P. Gordon
-----------------------------------------------------
Robert P. Gordon, Chief Executive Officer and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert P. Gordon, Chief Executive Officer and Chief Financial Officer of Opus Media Group, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Opus Media Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 23, 2003

/s/ Robert P. Gordon
-----------------------------------------------------
Robert P. Gordon, Chief Executive Officer and Chief Financial Officer