Form 10QSB
period 2003-03-31
OPUS MEDIA GROUP INC
filed 2003-06-10
CIK 1102358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to _________

                        Commission file number: 333-47924

                             OPUS MEDIA GROUP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

             COLORADO                                    84-1506325
-----------------------------------          ----------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

                50 - 84TH AVENUE, TREASURE ISLAND, FLORIDA 33706
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (727) 360-5857
                       ----------------------------------
                           (issuer's telephone number)

               234 - 21ST AVE. N.E., ST. PETERSBURG, FLORIDA 33704
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 6, 2003, the issuer had 51,143,083 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed balance sheet, March 31, 2003 (unaudited)                                          1

Condensed statements of operations, three months ended March 31, 2003 and 2002
   (unaudited), and June 17, 1999 (inception) through March 31, 2003 (unaudited)             2


Condensed statements of cash flows, three months ended March 31, 2003 and 2002
   (unaudited), and June 17, 1999 (inception) through March 31, 2003 (unaudited)             3

Notes to condensed financial statements (unaudited)                                          4


Item 2.  Management's Plan of Operation                                                      6

Item 3.  Controls and Procedures                                                             6

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   7

Item 2.  Changes in Securities and Use of Proceeds                                           7

Item 3.  Defaults upon Senior Securities                                                     7

Item 4.  Submission of Matters to a Vote of Security Holders                                 7

Item 5.  Other Information                                                                   7

Item 6.  Exhibits and Reports on Form 8-K                                                    8

Signatures and Certification                                                                 9

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 MARCH 31, 2003

                                     ASSETS
Current Assets:
    Cash .........................................................       $        67
                                                                         -----------
                  Total current assets ...........................                67

Property and equipment, net of accumulated depreciation and
    amortization of $42,725 ......................................             9,098
                                                                         -----------
                                                                         $     9,165
                                                                         ===========

                        LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable and accrued expenses ........................       $   146,668
    Indebtedness to related party (Note B) .......................             3,500
    Unearned revenue .............................................               111
    Due to former merger candidate ...............................           150,000
    Accrued interest payable to shareholder ......................             1,072
                                                                         -----------
                  Total current liabilities ......................           301,351
                                                                         -----------

Shareholders' deficit (Note D):
    Preferred stock ..............................................                --
    Common stock .................................................            47,718
    Outstanding common stock options .............................           223,308
    Outstanding common stock warrants ............................           293,250
    Additional paid-in capital ...................................         3,417,616
    Deficit accumulated during development stage .................        (4,274,078)
                                                                         -----------
                  Total shareholder's deficit ....................          (292,186)
                                                                         -----------
                                                                         $     9,165
                                                                         ===========


            See accompanying notes to condensed financial statements

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  JUNE 17,
                                                                                                   1999
                                                           FOR THE THREE MONTHS ENDED           (INCEPTION)
                                                                    MARCH 31,                     THROUGH
                                                        --------------------------------         MARCH 31,
                                                            2003                2002                2003
                                                        ------------        ------------        ------------
Revenue, net ....................................       $         53        $        183        $      2,529
                                                        ------------        ------------        ------------
Operating expenses:
    Stock-based compensation ....................            132,000           1,046,670           1,872,802
    Selling, general and administrative .........              1,487              28,797           1,106,996
    Marketing rights fees (Notes D and E) .......             60,000                  --              60,000
    Cost for rescission of Plan of
       Reorganization ...........................                 --                  --             150,000
    Record label inducement fee .................                 --                  --             400,000
    Contributed services ........................                 --                  --             271,170
    Depreciation and amortization ...............              3,498               3,539             173,109
    Asset impairment charge .....................                 --                  --             250,409
                                                        ------------        ------------        ------------
                    Total operating expenses ....            196,985           1,079,006           4,284,486
                                                        ------------        ------------        ------------
                    Operating loss ..............           (196,932)         (1,078,823)         (4,281,957)

Non-operating income:
    Interest income .............................                 20                  --              16,739
Interest expense ................................                 --                (934)             (8,860)
                                                        ------------        ------------        ------------

                    Loss before income taxes ....           (196,912)         (1,079,757)         (4,274,078)

Income tax provision (Note C) ...................                 --                  --                  --
                                                        ------------        ------------        ------------

                    Net loss ....................       $   (196,912)       $ (1,079,757)       $ (4,274,078)
                                                        ============        ============        ============

Basic and diluted loss per share ................       $      (0.00)       $      (0.06)
                                                        ============        ============

Basic and diluted weighted average
    common shares outstanding ...................         31,718,083          16,806,167
                                                        ============        ============


            See accompanying notes to condensed financial statements

                             OPUS MEDIA GROUP, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      JUNE 17,
                                                                                                        1999
                                                                    FOR THE THREE MONTHS ENDED       (INCEPTION)
                                                                              MARCH 31,               THROUGH
                                                                   ----------------------------       MARCH 31,
                                                                      2003             2002             2003
                                                                   -----------      -----------      -----------
                             Net cash used in
                                   operating activities ......          (3,967)         (69,601)      (1,367,523)
                                                                   -----------      -----------      -----------
Cash flows from investing activities:
     Equipment purchases .....................................              --               --          (19,054)
     Payments for copyright ..................................              --               --             (485)
     Payments for trademark ..................................              --               --           (2,460)
     Payments for web site ...................................              --               --         (345,935)
     Payments for patent .....................................              --               --          (29,457)
     Payments for leasehold improvements .....................              --               --           (2,802)
                                                                   -----------      -----------      -----------
                             Net cash used in
                                   investing activities ......              --               --         (400,193)
                                                                   -----------      -----------      -----------
Cash flows from financing activities:
     Proceeds from the sale of common stock
         net of offering costs ...............................              --          120,000        1,778,150
     Proceeds from exercise of stock options .................              --               --            6,100
     Payments on capital lease obligations ...................              --          (13,100)         (29,967)
     Proceeds from director loans ............................           3,500               --           33,500
     Repayment of director loans .............................              --          (30,000)         (30,000)
     Proceeds from shareholder loan ..........................              --               --           25,000
     Repayment of shareholder loan ...........................              --               --          (25,000)
     Contributed capital .....................................              --               --           10,000
                             Net cash provided by                  -----------      -----------      -----------
                                   financing activities ......           3,500           76,900        1,767,783
                                                                   -----------      -----------      -----------
                                   Net change in cash ........            (467)           7,299               67

Cash, beginning of period ....................................             534              997               --
                                                                   -----------      -----------      -----------
Cash, end of period ..........................................     $        67      $     8,296      $        67
                                                                   ===========      ===========      ===========
Supplemental disclosure of cash flow information:
     Income taxes ............................................     $        --      $        --      $        --
                                                                   ===========      ===========      ===========
     Interest ................................................     $        --      $       964      $     8,860
                                                                   ===========      ===========      ===========
Non-cash financing activities:
     Equipment acquired under capital lease ..................     $        --      $        --      $    29,967
                                                                   ===========      ===========      ===========


            See accompanying notes to condensed financial statements

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A:  BASIS OF PRESENTATION

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2002, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2003, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

NOTE B:  RELATED PARTY TRANSACTIONS

On March 25, 2003, the Company issued 3,000,000 shares of its common stock to a director in exchange for consulting services. The market value of the common stock on the transaction date was $.012 per share, resulting in stock-based compensation expense of $36,000 (see Note D).

During the three months ended March 31, 2003, an officer paid expenses on behalf of the Company totaling $3,500, which has been included in the accompanying condensed financial statements as "indebtedness to related party".

NOTE C:  INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE D:  SHAREHOLDERS' EQUITY

On March 25, 2003, the Company issued 8,000,000 shares of its common stock in exchange for marketing and consulting services. The market value of the common stock on the transaction date was $.012 per share. Stock-based compensation expense of $96,000 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2003.

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

On March 25, 2003, the Company issued 5,000,000 shares of its common stock in exchange for marketing rights (see Note E). The market value of the common stock on the transaction date was $.012 per share. Marketing rights fees of $60,000 were recognized in the accompanying condensed financial statements for the three months ended March 31, 2003.

Following is a statement of changes in shareholders' deficit for the three months ended March 31, 2003:


                                                                                                         Deficit
                                                                 Outstanding  Outstanding               Accumulated
                                           Common stock            Common       Common      Additional  During the
                                      -----------------------       Stock       Stock        Paid-in    Development
                                        Shares      Par Value      Options     Warrants      Capital       Stage          Total
                                      -----------  -----------   -----------  -----------  -----------  -----------    -----------
Balance, January 1, 2002  ...........  31,718,083  $    31,718   $   223,308  $   293,250  $ 3,241,616  $(4,077,166)   $  (287,274)
March 2003, stock issued in
  exchange for marketing rights
  (Note E) ..........................   5,000,000  $     5,000   $        --  $        --  $    55,000  $        --         60,000
March 2003, stock issued to
  consultants in exchange for
  services ..........................   8,000,000        8,000            --           --       88,000           --         96,000
March 2003, stock issued to
  officers in exchange for services..   3,000,000        3,000            --           --       33,000           --         36,000
Net loss for the nine months
  ended September 30, 2002 ..........          --           --            --           --           --     (196,912)      (196,912)
                                      -----------  -----------   -----------  -----------  -----------  -----------    -----------
      Balance, September 30, 2002 ...  47,718,083  $    47,718   $   223,308  $   293,250  $ 3,417,616  $(4,274,078)   $  (292,186)
                                      ===========  ===========   ===========  ===========  ===========  ===========    ===========

NOTE E:  LETTER OF INTENT

During the three months ended March 31, 2003, the Company entered into a Letter of Intent with Blastgard, Inc., pursuant to which the Company issued five million shares of its restricted common stock to Blastgard in exchange for the right to distribute and sell Blastgard products in China. Blastgard develops, designs and manufactures patented technology products that mitigate blasts and suppress flash fires resulting from explosions.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2003, have been included.

FINANCIAL RESULTS

From inception, the Company has only recorded nominal revenues. The Company remains a development stage company for accounting purposes. From inception on June 17, 1999 through March 31, 2003, the Company has incurred a cumulative net loss of approximately $4,274,078. The Company is in immediate need of financing, as discussed below.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On March 25, 2003, the Company issued 3,000,000 shares of its restricted common stock to Joseph R. King, a director of the Company, for services rendered. The market value of the common stock on the transaction date was $.012 per share, resulting in stock-based compensation expense of $36,000. The Company believes this transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.

On March 25, 2003, the Company issued 8,000,000 shares of its restricted common stock to three persons in exchange for services. The market value of the common stock on the transaction date was $.012 per share. Stock-based compensation expense of $96,000 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2003. The Company believes these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933. The transactions did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.

On March 25, 2003, the Company issued 5,000,000 shares of its restricted common stock to one entity in exchange for marketing rights. The market value of the common stock on the transaction date was $.012 per share. Marketing rights fees of $60,000 were recognized in the accompanying condensed financial statements for the three months ended March 31, 2003. The Company believes this transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION.

During the three months ended March 31, 2003, the Company entered into an agreement with Blastgard, Inc., pursuant to which the Company issued five million shares of restricted stock to Blastgard in exchange for the right to distribute and sell Blastgard products in China. Blastgard develops, designs and manufactures patented technology products that mitigate blasts and suppress flash fires resulting from explosions. The Company also entered into an agreement with David Hsia, pursuant to which the Company issued five million shares of restricted stock to Mr. Hsia in exchange for his services for one year in connection with the business development of the Company in China in connection with the distribution and sale of Blastgard products.

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

2.2               Share Exchange Agreement dated May 9, 2002, by and among the
                  Company, ToolTrust Corporation, and certain former shareholders of LocalToolbox Corporation (Incorporated by reference to Exhibit 2.2 to the Registrant's quarterly report on Form 10-QSB filed June 5, 2002).

2.3               Share Exchange Agreement dated May 9, 2002, by and among the
                  Company, ToolTrust and certain former shareholders of ClearDialog Communications, Inc. (Incorporated by reference to
                  Exhibit 2.3 to the Registrant's quarterly report on Form
                  10-QSB filed June 5, 2002).

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

10.9              Agreement dated May 9, 2002, by and among the Company,
                  ToolTrust, LocalToolbox, ClearDialog, Robert P. Gordon, Robert
                  L. Evans, Garrett J. Girvan, and James K. Robbins
                  (Incorporated by reference to Exhibit 10.9 to the Registrant's quarterly report on Form 10-QSB filed June 5, 2002).

10.10 Perpetual Software License Agreement dated May 9, 2002, by and between LocalToolbox and the Company (Incorporated by reference to Exhibit 10.10 to the Registrant's quarterly report on Form 10-QSB filed June 5, 2002).

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

                                OPUS MEDIA GROUP, INC.

                             By: /s/ Robert P. Gordon
                                 -------------------------------------------
                                  Robert P. Gordon, Chief Executive Officer and Chief Financial and Accounting Officer
Dated:  June 9, 2003



                            CERTIFICATION PURSUANT TO
                    18 U.S.C. SS.1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as an officer of Opus Media Group, Inc. ("Opus"), that, to his knowledge, the Quarterly Report of Opus on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

                                  /s/ Robert P. Gordon
                                  ------------------------------------------
                                  Robert P. Gordon, Chief Executive Officer and Chief Financial and Accounting Officer



DATE:  June 9, 2003


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

June 9, 2003


/s/ Robert P. Gordon
------------------------------------------
Robert P. Gordon, Chief Executive Officer
and Chief Financial and Accounting Officer