Form 10QSB
period 2003-06-30
OPUS MEDIA GROUP INC
filed 2003-09-18
CIK 1102358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 2003

   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from __________ to __________

                        Commission file number: 333-47924

                             OPUS MEDIA GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

           COLORADO                                       84-1506325
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                50 - 84TH AVENUE, TREASURE ISLAND, FLORIDA 33706
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (727) 360-5857
                       ----------------------------------
                           (issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 15, 2003, the issuer had 53,143,083 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed balance sheet, June 30, 2003 (unaudited)                                                         1

Condensed statements of operations, three and six months ended June 30, 2003 and
   2002 (unaudited), and June 17, 1999 (inception) through June 30, 2003 (unaudited)                       2

Condensed statements of cash flows, three and six months ended June 30, 2003 and
   2002 (unaudited), and June 17, 1999 (inception) through June 30, 2003 (unaudited)                       3

Notes to condensed financial statements (unaudited)                                                        4

Item 2.  Management's Plan of Operation.                                                                   7

Item 3.  Controls and Procedures                                                                           8

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                 9

Item 2.  Changes in Securities and Use of Proceeds                                                         9

Item 3.  Defaults upon Senior Securities                                                                   9

Item 4.  Submission of Matters to a Vote of Security Holders                                               9

Item 5.  Other Information                                                                                 10

Item 6.  Exhibits and Reports on Form 8-K                                                                  10

Signatures and Certification                                                                               11

                             OPUS MEDIA GROUP, INC.
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEET
                                  (Unaudited)

                                  JUNE 30, 2003

                                     ASSETS

Property and equipment, net of accumulated depreciation and
    amortization of $43,173                                              $     5,848
Deposit (Note E)                                                             250,000
                                                                         -----------
                                                                         $   255,848
                                                                         ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Bank overdraft                                                       $       290
    Accounts payable and accrued expenses                                    310,772
    Indebtedness to related party (Note B)                                    18,600
    Unearned revenue                                                              60
    Accrued interest payable to shareholder                                    1,072
    Note payable (Note E)                                                    250,000
                                                                         -----------
                  Total current liabilities                                  580,794
                                                                         -----------
Shareholders' deficit (Note D):
    Preferred stock                                                               --
    Common stock                                                              53,143
    Outstanding common stock options                                         223,308
    Outstanding common stock warrants                                        293,250
    Additional paid-in capital                                             3,608,291
    Deficit accumulated during development stage                          (4,502,938)
                                                                         -----------
                  Total shareholder's deficit                               (324,946)
                                                                         -----------
                                                                         $   255,848
                                                                         ===========



           See accompanying notes to condensed financial statements

                             OPUS MEDIA GROUP, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                  JUNE 17,
                                                                                                                   1999
                                                    THREE MONTHS ENDED              SIX MONTHS ENDED            (INCEPTION)
                                                          JUNE 30,                       JUNE 30,                 THROUGH
                                               ----------------------------    ----------------------------       JUNE 30,
                                                   2003            2002            2003            2002            2003
                                               ------------    ------------    ------------    ------------    ------------
Revenue, net                                   $         51    $         89    $        104    $        272    $      2,580
                                               ------------    ------------    ------------    ------------    ------------
Operating expenses:
    Stock-based compensation (Note D)                46,100              --         178,100       1,134,650       1,918,902
    Selling, general and administrative              54,561         130,280          56,048         159,077       1,161,557
    Marketing rights fees (Notes D and E)                --              --          60,000              --          60,000
    Cost for rescission of Plan of
       Reorganization                                    --         150,000              --         150,000         150,000
    Record label inducement fee                          --         400,000              --         400,000         400,000
    Contributed services                                 --              --              --              --         271,170
    Depreciation and amortization                     3,250           3,538           6,748           7,077         176,359
    Asset impairment charge                              --              --              --              --         250,409
                                               ------------    ------------    ------------    ------------    ------------
                    Total operating expenses        103,911         683,818         300,896       1,850,804       4,388,397
                                               ------------    ------------    ------------    ------------    ------------
                    Operating loss                 (103,860)       (683,729)       (300,792)     (1,850,532)     (4,385,817)

Non-operating income:
    Interest income                                      --              21              20              21          16,739
Interest expense (Note E)                          (125,000)           (457)       (125,000)         (1,421)       (133,860)
                                               ------------    ------------    ------------    ------------    ------------
                    Loss before income taxes       (228,860)       (684,165)       (425,772)     (1,851,932)     (4,502,938)

Income tax provision (Note C)                            --              --              --              --              --
                                               ------------    ------------    ------------    ------------    ------------

                    Net loss                   $   (228,860)   $   (684,165)   $   (425,772)   $ (1,851,932)   $ (4,502,938)
                                               ============    ============    ============    ============    ============

Basic and diluted loss per share               $      (0.00)   $      (0.03)   $      (0.00)   $      (0.09)
                                               ============    ============    ============    ============

Basic and diluted weighted average
    common shares outstanding                    51,643,113      25,464,166      40,458,559      20,484,585
                                               ============    ============    ============    ============


            See accompanying notes to condensed financial statements

                             OPUS MEDIA GROUP, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    JUNE 17,
                                                                                                      1999
                                                                    SIX MONTHS ENDED               (INCEPTION)
                                                                         JUNE 30,                   THROUGH
                                                               -----------------------------        JUNE 30,
                                                                   2003              2002             2003
                                                               -----------       -----------       -----------
                      Net cash used in
                          operating activities                     (19,134)         (590,625)       (1,382,690)
                                                               -----------       -----------       -----------
Cash flows from investing activities:
    Equipment purchases                                                 --                --           (19,054)
    Blastgard deposit (Note E)                                    (250,000)               --          (250,000)
    Payments for copyright                                              --                --              (485)
    Payments for trademark                                              --                --            (2,460)
    Payments for web site                                               --                --          (345,935)
    Payments for patent                                                 --                --           (29,457)
    Payments for leasehold improvements                                 --                --            (2,802)
                                                               -----------       -----------       -----------
                      Net cash used in
                          investing activities                    (250,000)               --          (650,193)
                                                               -----------       -----------       -----------
Cash flows from financing activities:
    Proceeds from the sale of common stock
       net of offering costs                                            --           620,000         1,778,150
    Proceeds from exercise of stock options                             --                --             6,100
    Payments on capital lease obligations                               --           (13,100)          (29,967)
    Proceeds from director loans                                    22,100             7,130            52,100
    Repayment of director loans                                     (3,500)          (30,000)          (33,500)
    Proceeds from shareholder loan                                      --            25,000            25,000
    Repayment of shareholder loan                                       --                --           (25,000)
    Proceeds from issuance of note payable (Note E)                250,000                --           250,000
    Contributed capital                                                 --                --            10,000
                                                               -----------       -----------       -----------
                      Net cash provided by
                          financing activities                     268,600           609,030         2,032,883
                                                               -----------       -----------       -----------
                          Net change in cash                          (534)           18,405                --

Cash, beginning of period                                              534               997                --
                                                               -----------       -----------       -----------

Cash, end of period                                            $        --       $    19,402       $        --
                                                               ===========       ===========       ===========

Supplemental disclosure of cash flow information:
    Income taxes                                               $        --       $        --       $        --
                                                               ===========       ===========       ===========
    Interest                                                   $   125,000       $     1,153       $     8,860
                                                               ===========       ===========       ===========

Non-cash financing activities:
    Equipment acquired under capital lease                     $        --       $        --       $    29,967
                                                               ===========       ===========       ===========
    Common stock issued in exchange for debt
       owed to former merger candidate (Note D)                $   150,000       $        --       $        --
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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of June 30, 2003, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets and its web site.

Financial data presented herein are unaudited.

NOTE B:  RELATED PARTY TRANSACTIONS

On March 25, 2003, the Company issued 3,000,000 shares of its common stock to a director in exchange for consulting services. The market value of the common stock on the transaction date was $.012 per share, resulting in stock-based compensation expense of $36,000 (see Note D).

During the six months ended June 30, 2003, an officer paid expenses on behalf of the Company totaling $3,500 and advanced the Company an additional $18,600. Prior to June 30, 2003, the Company repaid the officer $3,500. The remaining balance of $18,600 is included in the accompanying condensed financial statements as "indebtedness to related party".

NOTE C:  INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

NOTE D:  SHAREHOLDERS' EQUITY

On March 25, 2003, the Company issued 8,000,000 shares of its common stock in exchange for marketing and consulting services. The market value of the common stock on the transaction date was $.012 per share. Stock-based compensation expense of $96,000 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2003.

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

On March 25, 2003, the Company issued 5,000,000 shares of its common stock in exchange for marketing rights (see Note E). The market value of the common stock on the transaction date was $.012 per share. Marketing rights fees of $60,000 were recognized in the accompanying condensed financial statements for the six months ended June 30, 2003.

On April 14, 2003, the Company issued 3,425,000 shares of its common stock in exchange for marketing and consulting services. The market value of the common stock on the transaction date was $.012 per share. Stock-based compensation expense of $41,100 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2003.

On May 16, 2003, the Company issued 500,000 shares of its common stock in exchange for legal services. The market value of the common stock on the transaction date was $.01 per share. Stock-based compensation of $5,000 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2003.

On June 6, 2003, the Company issued 1,500,000 shares of its common stock as payment for a $150,000 liability owed to a former merger candidate.

Following is a statement of changes in shareholders' deficit for the six months ended June 30, 2003:


                                                                                                           Deficit
                                                                 Outstanding  Outstanding                Accumulated
                                               Common stock        Common       Common     Additional    During the
                                          ----------------------   Stock        Stock       Paid-in      Development
                                            Shares     Par Value   Options     Warrants     Capital         Stage          Total
                                          ----------   ---------  ----------  -----------  ----------    -----------     ---------
Balance, January 1, 2002                  31,718,083    $31,718    $223,308    $293,250    $3,241,616    $(4,077,166)    $(287,274)
March 2003, stock issued in
  exchange for marketing rights
  (Note E)                                 5,000,000    $ 5,000    $     --    $     --    $   55,000    $        --        60,000
March 2003, stock issued to
  consultants in exchange for
  services                                 8,000,000      8,000          --          --        88,000             --        96,000
March 2003, stock issued to
  officers in exchange for services        3,000,000      3,000          --          --        33,000             --        36,000
April 2003, stock issued to
  consultants in exchange for
  services                                 3,425,000      3,425          --          --        37,675             --        41,100
May 2003, stock issued to
  attorney in exchange for services          500,000        500          --          --         4,500             --         5,000
June 2003, stock issued as payment
  of a liability owed to former merger
  candidate                                1,500,000      1,500          --          --       148,500             --       150,000
Net loss for the six months
  ended June 30, 2003                             --         --          --          --            --       (425,772)     (425,772)
                                          ----------    -------    --------    --------    ----------    -----------     ---------
           Balance, June 30, 2003         53,143,083    $53,143    $223,308    $293,250    $3,608,291    $(4,502,938)    $(324,946)
                                          ==========    =======    ========    ========    ==========    ===========     =========

                             OPUS MEDIA GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E:  MEMORANDUM OF UNDERSTANDING

During the six months ended June 30, 2003, the Company signed a Memorandum of Understanding ("MOU") with Blastgard, Inc. ("Blastgard"), pursuant to which the Company issued five million shares of its restricted common stock to Blastgard in exchange for the right to distribute and sell Blastgard products in China. Blastgard develops, designs and manufactures patented technology products that mitigate blasts and suppress flash fires resulting from explosions.

In addition, under the terms of the MOU, the Company has agreed to pay $5.5 million and issue 25 percent of the Company's then issued and outstanding common stock in exchange for 51 percent of the issued and outstanding common stock of Blastgard. Under the amended terms of the MOU, the Company has until November 1, 2003 to purchase the 51 percent interest in Blastgard.

On June 30, 2003, the Company received proceeds of $250,000 in exchange for a promissory note. The proceeds were subsequently paid to Blastgard as an initial deposit on the $5.5 million purchase price. The note carries a ten percent interest rate and matures once either the Company or Blastgard receive additional financing totaling $1 million or on June 30, 2004, which ever occurs first. In addition, the Company agreed to issue the note holder 250,000 shares of its common stock as a payment for making the loan. However, if the Company's common stock is trading at less than $.50 per share on June 30, 2004, the Company must pay the debt holder the difference between the stock price and $.50 per share. As a result, the Company recorded debt issue costs totaling $125,000 for the six months ended June 30, 2003, which is reflected as interest expense in the accompanying condensed, unaudited financial statements. The 250,000 shares were not issued as of June 30, 2003.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended June 30, 2003, have been included.

FINANCIAL RESULTS

From inception, the Company has only recorded nominal revenues. The Company remains a development stage company for accounting purposes. From inception on June 17, 1999 through June 30, 2003, the Company has incurred a cumulative net loss of approximately $4.5 million. The Company is in immediate need of financing, as discussed below.

BLASTGARD

During the six months ended June 30, 2003, the Company entered into a Memorandum of Understanding ("Agreement") with Blastgard, Inc., pursuant to which the Company issued five million shares of restricted stock to Blastgard in exchange for the right to distribute and sell Blastgard products in China. Blastgard develops, designs and manufactures patented technology products that mitigate blasts and suppress flash fires resulting from explosions. The Company also entered into an agreement with David Hsia, pursuant to which the Company issued five million shares of restricted stock to Mr. Hsia in exchange for his services for one year in connection with the business development of the Company in China in connection with the distribution and sale of Blastgard products.

In addition, under the terms of the Agreement, the Company has the right to pay $5.5 million and issue 25% of the Company's then issued and outstanding common stock in exchange for a 51% interest in Blastgard. Under the amended terms of the Agreement, the Company has until November 1, 2003, to purchase the 51% interest in Blastgard.

On June 30, 2003, the Company received proceeds of $250,000 in exchange for a promissory note. The proceeds were subsequently paid to Blastgard as an initial deposit on the $5.5 million purchase price. The note carries a ten percent interest rate and matures once either the Company or Blastgard receive additional financing totaling $1 million or on June 30, 2004, which ever occurs first. In addition, the Company agreed to issue the note holder 250,000 shares of its common stock as a payment for making the loan. However, if the Company's common stock is trading at less than $.50 per share on June 30, 2004, the Company must pay the debt holder the difference between the stock price and $.50 per share. As a result, the Company recorded debt issue costs totaling $125,000 for the six months ended June 30, 2003, which is reflected as interest expense in the accompanying condensed, unaudited financial statements. The 250,000 shares were not issued as of June 30, 2003.

IMMEDIATE NEED OF FUNDING

The Company is in immediate need of funding. There can be no assurance that financing will be available when needed or on terms acceptable to the Company. There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations.

ITEM 3.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.         None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In June 2003, the Company issued 1,500,000 shares of its restricted common stock to Localtoolbox Corporation pursuant to a settlement agreement dated May 9, 2002. The Company believes this transaction was exempt from registration under
Section 4(2) of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on the certificate evidencing the shares.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on August 12, 2003. Proxies were solicited pursuant to Regulation 14A under the Exchange Act. The matters voted upon were passed. The results are as follows:

         Proposal 1:       Election of Directors to serve until the next
                           meeting and until their successors are duly elected and qualified:

                 NAME                            FOR                    AGAINST                 ABSTAIN

         Robert P. Gordon                   20,369,682                        -0-                 142,500
         Joseph R. King                     20,369,682                        -0-                 142,500
         John P. Kelly                      20,366,682                      3,000                 142,500
         Paul Henry                         20,369,482                        200                 142,500


         Proposal 2:      Ratification of Cordovano & Harvey, P.C. as
                          independent auditors for 2003:

                    For                                Against                            Abstain

                    20,379,182                         105,000                            28,000

         Proposal 3:      Approval of the 15:1 reverse split of the Company's
                          outstanding common stock:

                    For                                Against                            Abstain

                    19,774,582                         710,800                            26,800

         Proposal 4:      Amendment to the Articles of Incorporation to change
                          the Company's name to Opus Resource Group, Inc.:

                    For                                Against                            Abstain

                    20,400,882                         111,300                            -0-

         The Company has fixed September 29, 2003, as the effective date of the name change and the reverse-split of its outstanding common stock.

ITEM 5.  OTHER INFORMATION.

Pursuant to a settlement agreement dated May 9, 2002 between the Company and Localtoolbox Corporation ("LTB"), the Company agreed to pay $150,000 to LTB. As collateral, the Company had agreed that LTB would have a security interest in 1,500,000 shares of common stock of the Company and the Company's technology and pending patent application related to its online medical records business. During the second quarter of 2003, the Company settled this matter, and LTB agreed to accept the 1,500,000 shares and assignment of the technology as payment in full of the $150,000 debt.

On June 30, 2003, the Company received proceeds of $250,000 in exchange for a promissory note. The proceeds were subsequently paid to Blastgard, Inc. as an initial deposit on the $5.5 million purchase price (pursuant to a memorandum of understanding, as further described in Item 2. Plan of Operation). The note carries a ten percent interest rate and matures once either the Company or Blastgard receive additional financing totaling $1 million or on June 30, 2004, which ever occurs first. In addition, the Company agreed to issue the note holder 250,000 shares of its common stock as a payment for making the loan. However, if the Company's common stock is trading at less than $.50 per share on June 30, 2004, the Company must pay the debt holder the difference between the stock price and $.50 per share. As a result, the Company recorded debt issue costs totaling $125,000 for the six months ended June 30, 2003, which is reflected as interest expense in the accompanying condensed, unaudited financial statements. The 250,000 shares were not issued as of June 30, 2003.

As more fully described above in Item 4 (Submission of Matters to a Vote of Security Holders), the Company has fixed September 29, 2003, as the effective date of the name change and the reverse-split of its outstanding common stock.

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

31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).


(b)  Reports on Form 8-K

         There were no reports on Form 8-K during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OPUS MEDIA GROUP, INC.

                                By:  /s/ Robert P. Gordon
                                    ---------------------------------------
                                     Robert P. Gordon, Chief Executive Officer
                                     and Chief Financial and Accounting Officer

Dated:  September 17, 2003

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

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

31.1              Section 302 Certification by the Corporation's Chief Executive
                  Officer. (Filed herewith).

31.2              Section 302 Certification by the Corporation's Chief Financial
                  Officer. (Filed herewith).

32.1              Section 906 Certification by the Corporation's Chief Executive
                  Officer. (Filed herewith).

32.2              Section 906 Certification by the Corporation's Chief Financial
                  Officer. (Filed herewith).