Form 10QSB
period 2003-09-30
OPUS RESOURCE GROUP INC
filed 2003-12-23
CIK 1102358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended September 30, 2003

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                             For the transition period from _______ to ________

                                        Commission file number: 333-47924


                            OPUS RESOURCE GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


                 COLORADO                               84-1506325
----------------------------------------     ---------------------------------
      (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)


                1949 - 5TH ST. N., ST. PETERSBURG, FLORIDA 33704
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (727) 823-6988
                       ----------------------------------
                           (Issuer's telephone number)


                             OPUS MEDIA GROUP, INC.
                50 - 84TH AVENUE, TREASURE ISLAND, FLORIDA 33706
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 18, 2003, the issuer had 3,542,937 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed balance sheet, September 30, 2003 (unaudited)                                                   1

Condensed statements of operations, three and nine months ended September 30,
   2003 and 2002 (unaudited), and June 17, 1999
   (inception) through September 30, 2003 (unaudited)                                                     2


Condensed statements of cash flows, nine months ended September 30,
   2003 and 2002 (unaudited), and June 17, 1999 (inception) through
   September 30, 2003 (unaudited)                                                                         3

Notes to condensed financial statements (unaudited)                                                       4


Item 2.  Management's Plan of Operation.                                                                  8

Item 3.  Controls and Procedures                                                                          9

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                10

Item 2.  Changes in Securities and Use of Proceeds                                                        10

Item 3.  Defaults upon Senior Securities                                                                  10

Item 4.  Submission of Matters to a Vote of Security Holders                                              10

Item 5.  Other Information                                                                                11

Item 6.  Exhibits and Reports on Form 8-K                                                                 11

Signatures                                                                                                12

                           OPUS RESOURCE GROUP, INC.
                       (Formerly OPUS Media Group, Inc.)
                         (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                               September 30, 2003

                                     Assets

Cash .................................................................    $        17,835
                                                                          ---------------
                  Total current assets ...............................             17,835

Property and equipment, net of accumulated depreciation and
    amortization of $46,113 ..........................................              2,908
Deposit (Note F) .....................................................            245,000
                                                                          ---------------
                                                                          $       265,743
                                                                          ===============

                        LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable and accrued expenses ............................    $       341,822
    Indebtedness to related party (Note B) ...........................             22,600
    Unearned revenue .................................................                  9
    Note payable (Notes D and F) .....................................            375,000
    Accrued interest payable (Note D) ................................              7,360
    Accrued interest payable to shareholder (Note B) .................              1,072
                                                                          ---------------
                  Total current liabilities ..........................            747,863
                                                                          ---------------
Shareholders' deficit (Note E):
    Preferred stock ..................................................                 --
    Common stock .....................................................              3,543
    Outstanding common stock options .................................            223,308
    Outstanding common stock warrants ................................            293,250
    Additional paid-in capital .......................................          3,657,891
    Deficit accumulated during development stage .....................         (4,660,112)
                                                                          ---------------
                  Total shareholder's deficit ........................           (482,120)
                                                                          ---------------
                                                                          $       265,743
                                                                          ===============

            See accompanying notes to condensed financial statements

                           OPUS RESOURCE GROUP, INC.
                       (Formerly OPUS Media Group, Inc.)
                         (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       JUNE 17,
                                                                                                                        1999
                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED          (INCEPTION)
                                                          SEPTEMBER 30,                      SEPTEMBER 30,             THROUGH
                                                 -----------------------------     -------------------------------   SEPTEMBER 30,
                                                    2003              2002             2003              2002           2003
                                                 ------------     ------------     -------------     -------------  -------------
Revenue, net ................................... $         51     $         31     $         155     $         303  $       2,631
                                                 ------------     ------------     -------------     -------------  -------------

Operating expenses:
    Stock-based compensation (Note E) ..........           --          360,966           178,100         1,495,616      1,918,902
    Selling, general and administrive ..........      146,604           18,880           202,652           177,957      1,308,161
    Marketing rights fees (Notes E and F) ......           --               --            60,000                --         60,000
    Cost for rescission of Plan of
       Reorganization ..........................           --               --                --           150,000        150,000
    Record label inducement fee ................           --               --                --           400,000        400,000
    Contributed services .......................           --               --                --                --        271,170
    Depreciation and amortization ..............        3,261            3,538            10,009            10,615        179,620
    Asset impairment charge ....................           --               --                --                --        250,409
                                                 ------------     ------------     -------------     -------------  -------------
                    Total operating expenses ...      149,865          383,384           450,761         2,234,188      4,538,262
                                                 ------------     ------------     -------------     -------------  -------------

                    Operating loss .............     (149,814)        (383,353)         (450,606)       (2,233,885)    (4,535,631)

Non-operating income:
    Interest income ............................           --               --                20                21         16,739
Interest expense (Notes D and F) ...............       (7,360)            (804)         (132,360)           (2,225)      (141,220)
                                                 ------------     ------------     -------------     -------------  -------------

                    Loss before income taxes ...     (157,174)        (384,157)         (582,946)       (2,236,089)    (4,660,112)

Income tax provision (Note C) ..................           --               --                --                --             --
                                                 ------------     ------------     -------------     -------------  -------------

                    Net loss ................... $   (157,174)    $   (384,157)    $    (582,946)    $  (2,236,089) $  (4,660,112)
                                                 ============     ============     =============     =============  =============

Basic and diluted loss per share ............... $      (0.00)    $      (0.19)    $       (0.00)    $       (1.51)
                                                 ============     ============     =============     =============

Basic and diluted weighted average
    common shares outstanding ..................    3,542,937     *  2,024,376         2,918,197     *   1,480,981
                                                 ============     ============     =============     =============

* Restated for 1:15 reverse common stock split (see Note E)


            See accompanying notes to condensed financial statements

                           OPUS RESOURCE GROUP, INC.
                       (Formerly OPUS Media Group, Inc.)
                         (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                     JUNE 17,
                                                                                                                      1999
                                                                                   NINE MONTHS ENDED               (INCEPTION)
                                                                                     SEPTEMBER 30,                   THROUGH
                                                                          -----------------------------------      SEPTEMBER 30,
                                                                               2003               2002                  2003
                                                                          ---------------     ---------------     ---------------

                     Net cash used in
                         operating activities ........................    $      (135,299)    $      (608,704)    $    (1,498,855)
                                                                          ---------------     ---------------     ---------------

Cash flows from investing activities:
    Equipment purchases ..............................................                 --                  --             (19,054)
    Blastgard deposit (Note F) .......................................           (245,000)                 --            (245,000)
    Payments for copyright ...........................................                 --                  --                (485)
    Payments for trademark ...........................................                 --                  --              (2,460)
    Payments for web site ............................................                 --                  --            (345,935)
    Payments for patent ..............................................                 --                  --             (29,457)
    Payments for leasehold improvements ..............................                 --                  --              (2,802)
                                                                          ---------------     ---------------     ---------------
                     Net cash used in
                         investing activities ........................           (245,000)                 --            (645,193)
                                                                          ---------------     ---------------     ---------------

Cash flows from financing activities:
    Proceeds from the sale of common stock
       net of offering costs .........................................                 --             620,000           1,778,150
    Proceeds from exercise of stock options ..........................                 --                  --               6,100
    Payments on capital lease obligations ............................                 --             (13,100)            (29,967)
    Proceeds from director loans .....................................             26,100               7,130              56,100
    Repayment of director loans ......................................             (3,500)            (30,000)            (33,500)
    Proceeds from shareholder loan ...................................                 --              25,000              25,000
    Repayment of shareholder loan ....................................                 --                  --             (25,000)
    Proceeds from issuance of note payable (Notes D and F) ...........            375,000                  --             375,000
    Contributed capital ..............................................                 --                  --              10,000
                                                                          ---------------     ---------------     ---------------
                     Net cash provided by
                         financing activities ........................            397,600             609,030           2,161,883
                                                                          ---------------     ---------------     ---------------

                         Net change in cash ..........................             17,301                 326              17,835

Cash, beginning of period ............................................                534                 997                  --
                                                                          ---------------     ---------------     ---------------

Cash, end of period ..................................................    $        17,835     $         1,323     $        17,835
                                                                          ===============     ===============     ===============

Supplemental disclosure of cash flow information: Cash paid for:
       Income taxes ..................................................    $            --     $            --     $            --
                                                                          ===============     ===============     ===============
       Interest ......................................................    $            --     $         1,153     $         8,860
                                                                          ===============     ===============     ===============

    Non-cash financing activities:
       Equipment acquired under capital lease ........................    $            --     $            --     $        29,967
                                                                          ===============     ===============     ===============
       Common stock issued in exchange for debt
          owed to former merger candidate (Note E) ...................    $       150,000     $            --     $       150,000
                                                                          ===============     ===============     ===============

            See accompanying notes to condensed financial statements

                            OPUS RESOURCE GROUP, INC.
                        (Formerly OPUS Media Group, Inc.)
                          (A Development Stage Company)

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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of September 30, 2003, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets and its web site.

Financial data presented herein are unaudited.

NOTE B:  RELATED PARTY TRANSACTIONS

On March 25, 2003, the Company issued 3,000,000 shares of its common stock to a director in exchange for consulting services. The market value of the common stock on the transaction date was $.012 per share, resulting in stock-based compensation expense of $36,000 (see Note D).

During the nine months ended September 30, 2003, an officer paid expenses on behalf of the Company totaling $7,500 and advanced the Company an additional $18,600. Prior to September 30, 2003, the Company repaid the officer $3,500. The remaining balance of $22,600 is included in the accompanying condensed financial statements as "indebtedness to related party".

NOTE C:  INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

NOTE D:  NOTES PAYABLE

The Company's promissory notes payable consist of the following:


Promissory note payable, 10 percent interest rate,
     matures June 30, 2004 (see Note F) ..................   $    250,000
Promissory note payable, 10 percent interest rate,
     matures October 21, 2003, unsecured .................         25,000
Promissory note payable, 10 percent interest rate,
     matures November 2, 2003, unsecured .................        100,000
                                                             ------------
                                                             $    375,000
                                                             ============


All of the promissory notes mature within 12 months. The $25,000 and $100,000 promissory notes are in default as of the date of this report.

NOTE E:  SHAREHOLDERS' EQUITY

On March 25, 2003, the Company issued 8,000,000 shares of its common stock in exchange for marketing and consulting services. The market value of the common stock on the transaction date was $.012 per share. Stock-based compensation expense of $96,000 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2003.

On March 25, 2003, the Company issued 5,000,000 shares of its common stock in exchange for marketing rights (see Note F). The market value of the common stock on the transaction date was $.012 per share. Marketing rights fees of $60,000 were recognized in the accompanying condensed financial statements for the nine months ended September 30, 2003.

On April 14, 2003, the Company issued 3,425,000 shares of its common stock in exchange for marketing and consulting services. The market value of the common stock on the transaction date was $.012 per share. Stock-based compensation expense of $41,100 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2003.

On May 16, 2003, the Company issued 500,000 shares of its common stock in exchange for legal services. The market value of the common stock on the transaction date was $.01 per share. Stock-based compensation of $5,000 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2003.

On June 6, 2003, the Company issued 1,500,000 shares of its common stock as payment for a $150,000 liability owed to a former merger candidate.

On September 8, 2003, the Company's Board of Directors declared a 1 for 15 reverse split of its $.001 par value common stock for shareholders of record on September 29, 2003. The stock split reduced the number of common shares outstanding from 53,143,083 to 3,542,937 on September 29, 2003.

Following is a statement of changes in shareholders' deficit for the nine months ended September 30, 2003:

                                                                                                            Deficit
                                                                   Outstanding  Outstanding               Accumulated
                                             Common stock            Common      Common      Additional    During the
                                       -----------------------       Stock       Stock        Paid-in     Development
                                          Shares      Par Value      Options     Warrants      Capital       Stage         Total
                                        -----------  -----------   -----------  -----------  -----------  -----------   -----------
Balance, January 1, 2002 .............   31,718,083  $    31,718   $   223,308  $   293,250  $ 3,241,616  $(4,077,166)  $  (287,274)
March 2003, stock issued in
  exchange for marketing rights ......    5,000,000  $     5,000   $        --  $        --  $    55,000  $        --        60,000
March 2003, stock issued to
  consultants in exchange for
  services ...........................    8,000,000        8,000            --           --       88,000           --        96,000
March 2003, stock issued to
  officers in exchange for services ..    3,000,000        3,000            --           --       33,000           --        36,000
April 2003, stock issued to
  consultants in exchange for
  services ...........................    3,425,000        3,425            --           --       37,675           --        41,100
May 2003, stock issued to
  attorney in exchange for services ..      500,000          500            --           --        4,500           --         5,000
June 2003, stock issued as payment
  of a liability owed to former
   merger candidate ..................    1,500,000        1,500            --           --      148,500           --       150,000
Reverse stock split ..................   49,600,146)     (49,600)           --           --       49,600           --            --
Net loss for the nine months
  ended September 30, 2003 ...........           --           --            --           --           --     (582,946)     (582,946)
                                        -----------  -----------   -----------  -----------  -----------  -----------   -----------
      Balance, September 30, 2003 ....  $ 3,542,937  $     3,543   $   223,308  $   293,250  $ 3,657,891  $(4,660,112)  $  (482,120)
                                        ===========  ===========   ===========  ===========  ===========  ===========   ===========






COMMON STOCK OPTIONS AND WARRANTS

On September 3, 2003, the Company entered into a consulting agreement with JMW Fund, LLC to provide consulting and advisory services to the Company. The Company granted the consultant fully vested options to purchase an aggregate of 200,000 shares of the Company's common stock. On September 3, 2003 the market value of the stock was $.01. The exercise prices on the options range from $.50 to $1.00 and expire on August 31, 2005. The Company determined that the options had no fair value in accordance with SFAS 123.

Following is a schedule of changes in common stock options and warrants for the nine months ended September 30, 2003:




          Description                           Options        Warrants
          -----------                       --------------  --------------
Outstanding at December 31, 2002 .........       9,856,500       3,750,003
Granted ..................................         200,000              --
Exercised ................................              --              --
Canceled .................................              --              --
                                            --------------  --------------
Outstanding at September 30, 2003 ........      10,056,500       3,750,003
                                            ==============  ==============

NOTE F:  MEMORANDUM OF UNDERSTANDING

During the nine months ended September 30, 2003, the Company signed a Memorandum of Understanding ("MOU") with Blastgard, Inc. ("Blastgard"), pursuant to which the Company issued five million shares of its restricted common stock to Blastgard in exchange for the right to distribute and sell Blastgard products in China. Blastgard develops, designs and manufactures patented technology products that mitigate blasts and suppress flash fires resulting from explosions.

In addition, under the terms of the MOU, the Company has agreed to pay $5.5 million and issue 25 percent of the Company's then issued and outstanding common stock in exchange for 51 percent of the issued and outstanding common stock of Blastgard. Under the amended terms of the MOU, the Company had until November 1, 2003 to purchase the 51 percent interest in Blastgard. As of the date of this report, the transaction was not completed or terminated.

On June 30, 2003, the Company received proceeds of $250,000 in exchange for a promissory note. $245,000 of the proceeds was subsequently paid to Blastgard as an initial deposit on the $5.5 million purchase price. The note carries a ten percent interest rate and matures once either the Company or Blastgard receive additional financing totaling $1 million or on June 30, 2004, which ever occurs first. In addition, the Company agreed to issue the note holder 250,000 shares of its common stock as a payment for making the loan. However, if the Company's common stock is trading at less than $.50 per share on June 30, 2004, the Company must pay the debt holder the difference between the stock price and $.50 per share. As a result, the Company recorded debt issue costs totaling $125,000 for the nine months ended September 30, 2003, which is reflected as interest expense in the accompanying condensed, unaudited financial statements. The 250,000 shares were not issued as of September 30, 2003.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2003, have been included.

FINANCIAL RESULTS

From inception, the Company has only recorded nominal revenues. The Company remains a development stage company for accounting purposes. From inception on June 17, 1999 through September 30, 2003, the Company has incurred a cumulative net loss of approximately $4.7 million. The Company is in immediate need of financing, as discussed below.

BLASTGARD

During the nine months ended September 30, 2003, the Company entered into a Memorandum of Understanding ("Agreement") with Blastgard, Inc., pursuant to which the Company issued five million pre-split (333,333 post-split) shares of restricted stock to Blastgard in exchange for the right to distribute and sell Blastgard products in China. Blastgard develops, designs and manufactures patented technology products that mitigate blasts and suppress flash fires resulting from explosions. The Company also entered into an agreement with David Hsia, pursuant to which the Company issued five million pre-split (333,333 post-split) shares of restricted stock to Mr. Hsia in exchange for his services for one year in connection with the business development of the Company in China in connection with the distribution and sale of Blastgard products.

In addition, under the terms of the Agreement, the Company has the right to pay $5.5 million and issue 25% of the Company's then issued and outstanding common stock in exchange for a 51% interest in Blastgard. Under the amended terms of the Agreement, the Company had until November 1, 2003, to purchase the 51% interest in Blastgard.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 29, 2003, the Company effected a 15:1 reverse split of the outstanding common stock. As a result of the reverse split, a total of 3,542,937 shares of common stock were outstanding following the reverse split.

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

         Proposal 1:    Election of Directors to serve until the next meeting
                        and until their successors are duly elected and qualified:

                 NAME                            FOR                    AGAINST                 ABSTAIN
         Robert P. Gordon                   20,369,682                        -0-                 142,500
         Joseph R. King                     20,369,682                        -0-                 142,500
         John P. Kelly                      20,366,682                     3,000                  142,500
         Paul Henry                         20,369,482                       200                  142,500


         Proposal 2:    Ratification of Cordovano & Harvey, P.C. as
                        independent auditors for 2003:

                    For                                Against                            Abstain
                    ---                                -------                            -------
                    20,379,182                         105,000                            28,000

         Proposal 3:    Approval of the 15:1 reverse split of the Company's
                        outstanding common stock:

                    For                                Against                            Abstain
                    ---                                -------                            -------
                    19,774,582                         710,800                            26,800

         Proposal 4:    Amendment to the Articles of Incorporation to change
                        the Company's name to Opus Resource Group, Inc.:

                    For                                Against                            Abstain
                    ---                                -------                            -------
                    20,400,882                         111,300                            -0-

         September 29, 2003, was the effective date of the name change and the reverse-split of the outstanding common stock.

ITEM 5.  OTHER INFORMATION.

As more fully described above in Item 4 (Submission of Matters to a Vote of Security Holders), effective September 29, 2003, the Company's name changed to Opus Resource Group, Inc., and the 15:1 reverse split of the outstanding common stock was effected. As a result of the reverse split, a total of 3,542,937 shares of common stock were outstanding following the reverse split.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number            Description
3.5               The Company's Articles of Incorporation, as amended and currently in effect. (Filed herewith).

3.6               The Company's Bylaws, as amended and currently in effect. (Filed herewith).

10.11             The Company's 2002 Stock Plan (Incorporated by reference to Exhibit 10.11 of the Company's
                  Registration Statement on Form S-8 filed March 8, 2002).

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



                                         OPUS RESOURCE GROUP, INC.

                                     By: /s/ Robert P. Gordon
                                         --------------------------------------
                                         Robert P. Gordon, Chief Executive
                                         Officer and Chief Financial and
                                         Accounting Officer

Dated:  December 22, 2003

                                  EXHIBIT INDEX

Exhibit
Number            Description
3.5               The Company's Articles of Incorporation, as amended and currently in effect. (Filed herewith).

3.6               The Company's Bylaws, as amended and currently in effect. (Filed herewith).

10.11             The Company's 2002 Stock Plan (Incorporated by reference to Exhibit 10.11 of the Company's
                  Registration Statement on Form S-8 filed March 8, 2002).

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