Form 10KSB
period 2003-12-31
OPUS RESOURCE GROUP INC
filed 2004-03-30
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:              to

Commission file number: 333-47924

OPUS RESOURCE GROUP, INC.

(Name of small business issuer as specified in its charter)

Colorado	84-1506325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12900 Automobile Blvd., Ste D, Clearwater, Florida	33762
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (727) 592-9400

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $-0-.

As of March 24, 2004 the aggregate market value of the Common Stock held by non-affiliates, approximately 34,450,236 shares of Common Stock, was approximately $29.3 million based on an average of the bid and ask prices of approximately $.85 per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 24, 2004 was 96,396,903 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐;    No  ☒

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO

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

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company’s ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

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

Item 1. Description of Business.

Company History and Recent Developments

Opus Resource Group, Inc. (the “Company”) was incorporated as IDMedical.com, Inc. in June 1999 under the laws of the State of Colorado for the purpose of developing and storing personal medical histories on the Internet. The online medical records business was unsuccessful, and in February 2002, the Company acquired a technology provider, as described below.

On February 5, 2002, the Company acquired 100 percent of the issued and outstanding common stock of ToolTrust Corporation, a Nevada corporation, from the shareholders of ToolTrust, in exchange for an aggregate of 20,000,000 shares of the Company’s common stock pursuant to an Agreement and Plan of Reorganization dated October 19, 2001 (the “Reorganization”). At the time of the Reorganization, ClearDialog Communications, Inc. (“ClearDialog”) and LocalToolbox Corporation (“LocalToolbox”) were wholly-owned subsidiaries of ToolTrust.

On May 9, 2002, the Company entered into share exchange agreements with certain former shareholders of ClearDialog and LocalToolbox, who were parties to the Reorganization. Pursuant to the share exchanges, the former shareholders are deemed to have reacquired their shares of ClearDialog and LocalToolbox in exchange for the return of 9,300,000 shares of the Company’s common stock. As a result of the transactions, ToolTrust no longer owns ClearDialog and LocalToolbox, and the Company only issued 10,000,000 shares of its common stock to ToolTrust shareholders pursuant to the Reorganization.

The Company formed a subsidiary, IDMedical, Inc., as part of the Reorganization for the purpose of attempting to salvage the online medical records business, but was unsuccessful in its efforts to do so. The IDMedical, Inc. subsidiary is no longer in business.

During 2002, the Company’s subsidiary, ToolTrust Corporation, was unsuccessfully in its efforts to pursue a joint venture music label with recording artist Michael J. Jackson. Due in large part to the perceived negative public scrutiny surrounding Mr. Jackson, the Company was unable to raise the necessary funds to launch the music label. The ToolTrust Corporation subsidiary is no longer in business.

In 2003, the Company entered into an agreement with BlastGard, Inc., pursuant to which the Company issued five million shares of restricted stock to BlastGard in exchange for the right to distribute and sell BlastGard products in China. BlastGard was licensed to develop, design and manufacture two patented technology products that mitigate blasts and suppress flash fires resulting from explosions. The Company also entered into an agreement with David Hsia, pursuant to which the Company issued five million shares of restricted stock to Mr. Hsia in exchange for his services for one year in connection with the business development of the Company in China in connection with the distribution and sale of BlastGard products. Due to complications surrounding BlastGard’s licensing agreement, the Company was unable to raise the necessary funds needed to consummate this agreement and the five million shares of restricted stock issued to BlastGard were returned to the Company in January 2004.

On January 31, 2004, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”), the Company acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc. (“BTI”), a Florida corporation, from BTI’s shareholders, in exchange for an aggregate of 91,000,000 shares of the Company’s common stock. BlastGard Technologies, Inc. (“BTI”) is not the same entity as BlastGard, Inc., and BTI’s technology is not the same as BlastGard, Inc.’s technology. BTI is a development stage company that was created to develop, design, manufacture, and market proprietary blast mitigation materials. BTI’s patent-pending BlastWrap™ technology is designed to mitigate blasts and suppress fires resulting from explosions. As a result of the Reorganization Agreement, a change in control of the Company occurred and BTI became a wholly-owned subsidiary of the Company. The Reorganization Agreement also provided that the Company hold a shareholders meeting to (i) change the name of the corporation to BlastGard International, Inc., and (ii) approve a reverse split of the outstanding common stock on a 5:1 basis. A Special Shareholder meeting was held on March 12, 2004 to approve the above referenced changes, which become effective March 31, 2004.

Development of BlastGard Technologies, Inc.

James F. Gordon, our Chairman of the Board and Chief Executive Officer, and John L. Waddell, Jr., our President and Chief Operating Officer, developed the idea for BlastGard Technologies, Inc. in July 2003. Through diligent research, they developed a superior blast mitigation product, with immediate applications for commercial businesses, government agencies and OEM (Original Equipment Manufacturer) product suppliers. BlastWrap™ Technology goes far beyond the current protection paradigm, detection and prevention of security breaches, by offering real protection in the event something goes wrong. BlastWrap™ products were created with the knowledge that no system can detect or prevent all intentional, and especially unintentional, explosive mishaps. BlastGard believes that it has developed a technology that significantly completes the security system. When detection and prevention strategies fail, BlastWrap™ offers protection against explosions.

Product Overview

BlastWrap™ is scientifically engineered, designed to remove much or most of the energy from explosions that infringe on them. BlastWrap™ works by dissipating blast energy through irreversible processes while at the same time quenching flame fronts or fireballs created as a result of an explosion.

When incorporated into finished products, BlastWrap™ protects in two basic categories: barrier and container.

•	Barriers include temporary and permanent wall units; linings applied to walls, blast tables, suspended ceiling panels, suspended free standing or floor mounted barriers, and modular barrier or revetment kits.

•	Containers embrace everything from boxes to magazines, including wheeled mobile storage units in which explosives can be safely moved from one work station or site to another.

BlastWrap™ dissipates the most energy when used as part of an assembly or container around an explosive item, such as a missile. In addition, BlastWrap™ effectively acts as a shield or barrier to provide protection for personnel or structures in a specific location. Because BlastWrap™ is so easily customized, it can be used to work with existing products or designed to create finished products for numerous applications across all industries. BlastWrap™ can also be adapted to perform in the wide range of applications and environments where explosions can occur. BlastGard works closely with a customer to design and engineer the retrofit of existing explosion mitigation systems with BlastWrap™ or to design new products created with BlastWrap™ built to specifications that maximize mitigation.

Market Focus

BlastGard’s core market focus is blast and fire mitigation for the commercial sector, military, law enforcement and government agencies.

BlastGard Product Testing

BlastWrap™ prototypes have been evaluated in different test series, which have ranged from semi-quantitative screenings to third-party instrumented trials. BlastGard has consistently observed blast effect reductions of at least 50% in virtually every activity in which BlastWrap™ has been involved. Most remarkably, impulse (momentum transfer) and peak pressure are reduced by nearly 50%. Impulse is the most destructive explosive-related hazard for structures and vehicles; strong mitigation of impulse provided by BlastWrap™ is virtually impossible to reproduce through any other low-weight approach. In all tests, products constructed with BlastWrap™ have mitigated blast effects, provided rapid cooling and prevented sympathetic detonation (SD).

Explosion Components Introduction

An explosion results from the rapid conversion of chemical energy into rapidly expanding high-pressure gases. The rapidly expanding gases compress the surrounding air much like a piston and create a shock wave that travels ahead of the explosive gases. The “overpressure” (pressure above ambient) in a shock wave acts to “pre-condition” the air as it passes through to make the following accelerated gas “piston” more damaging. This high intensity, short duration overpressure wave transfers impulse (momentum) stresses, damages or destroys structures in its path. Impulse follows the shock wave but lingers and decays with time. The negative phase is a partial vacuum that “whips” lighter structures to magnify damage. A shock wave can be likened to an initial hard punch, while the impulse is more like a powerful bulldozer. Any reduction in the effective power of the shock wave will increase the target’s capability to withstand the destructive impulse.

Blast management solutions generally fall into one of two categories: hardening or mitigation. Hardening is a method of blast mitigation by which an object is placed around an explosive material to contain the blast, and is generally accomplished through the use of armor, mass or both. Armor is used primarily for its ballistic properties, with enhanced protection levels achieved by increasing mass (thickness and/or weight). Hardening solutions include steel armor plate, various synthetic fibers (Kevlar™, Spectra™, etc.) and fiber-reinforced composites. Most blast containment systems employ hardening. Although some energy is absorbed through deformation, hardening systems have the negative effect of reflecting blast, which by the laws of physics actually magnifies blast effect up to eight times. This is because the shock waves reflecting off a solid surface add to the incident one, which creates a destructive synergism of much greater gas density, temperature, pressure, and overpressure duration—which all contribute to impulse (the “piston”). Reflected energy is a significant problem, particularly in confined spaces. Hardening, which essentially is trying to overmatch or resist a blast, has been widely practiced throughout the years even though it is limited in its capabilities.

Mitigation (or attenuation) of blast effects is the dissipation of blast energy so that acoustic and shock waves, peak overpressure, reflected peak overpressure, impulse and afterburn (the rapid burning of combustible materials in the “hot zone”, including soot, occurring so fast that it adds to blast effect from the original explosive) are reduced. This reduction is accomplished through physical and chemical processes, the proportion of each determined by the explosive material and circumstances of a particular blast. The remaining energy is transmitted at a slower, more sustainable level. The amount of reflected energy is significantly reduced with mitigation. Unlike hardening systems, the performance of the Company’s products is not related directly to material thickness and therefore has a greater range of uses producing the same or better effectiveness against blast effects.

BlastWrap™ Background

BlastWrap™ is a concept for assemblies (not a chemical compound) from which blast protection products are built to save lives and reduce damage to valuable assets from explosions. BlastWrap™ not only substantially reduces blast impulse and pressure (including reflected pressure and impulse), but quenches fireballs and suppresses post-blast fires. Lethal fragments may be captured by adding anti-ballistic armor layers on the product surface away from a blast.

BlastGard Technology mitigates blast and rapid combustion phenomena through numerous mechanisms. The relative contribution of each mechanism depends upon the intensity and nature of the impinging hazard. Shock wave attenuation, for example, is dominant in mitigating mechanical explosions. BlastWrap™ products attempt to emulate unconfined conditions and accelerate attenuating processes that occur in free air. Thus BlastWrap™ does not try to resist blasts, which physically intensifies blast phenomena; it mitigates them. BlastWrap™ can be used as part of confining assemblies (containers and blast walls). In effect, BlastWrap™ is a ‘virtual vent’.

BlastWrap™ Technology Components

BlastWrap™ products are made from two flexible films arranged one over the other and joined by a plurality of seams filled with attenuating filler material (volcanic glass bead or other suitable two-phase materials), configurable (designed for each application) with an extinguishing coating that offers a revolutionary blast protection system against all blast and fire/burn threats. This unique system:

1. Works 24 hours a day

2. Does not dispense chemical extinguishants.

3. Uses neither alarms, sensors, nor an activation system.

Intellectual Property Rights

BlastWrap™ products are built around a core concept. A patent was filed on July 31, 2003. The Company is also in the process of filing patent applications for three other new technologies, including: (1) blast protection assemblies using flexible members; (2) secondary blast containment configurations; (3) low observable (“stealth”) structures providing blast protection. This will extend our coverage with preferred means of mounting blast protection panels to prevent transmitting loads into a structure being protected, innovative concepts for explosion-resistant, fireball-suppressing fuel tanks, and new concepts for high-performance fillers. Other innovations will be included in this application which cannot be disclosed at this time.

The new applications will also be filed under the Patent Cooperation Treaty (PCT) when approved. Once we file our applications under the PCT, the Company obtains patent protection in most industrialized countries during the review process. A substantial number of countries have been added to the list of PCT members, including almost all of the former Soviet republics and China; thus the new claims will be protected in more than 40 countries while the application is pending.

Applications

BlastGard Technology works indoors or out, vented or un-vented, wet or dry, clean or dirty, damaged or intact, and against strong or weak blasts from solid explosives or flammable fluids. It is a lightweight, space-efficient custom-engineered technology that can be produced with additional layers for insulation, fragment/ballistic protection, environmental protection or impact and cushioning barriers. Significantly, no new or high-cost fabrication technologies or materials are required to produce BlastWrap™. In addition, because of the Montreal protocol’s ban of Halon extinguishing agents, BlastGard Technology is the only blast and fire suppression means available for most applications, including adaptation for underwater use. It is an inherently effective sound absorber and thermal insulator. Because BlastWrap™ is customizable and offers protection against explosions of all types, its potential for application cuts across a tremendously wide range of industries and government agencies.

Applications for BlastGard Technology

•	Transport and storage units containing chemicals and other explosive compounds.

•	External wall linings to protect buildings, such as Embassies and other high value locations, against vehicle bombs and placed explosives.

•	Aboard naval vessels and merchant ships to minimize damage from breaching blasts emanating from mines, cruise missiles, and torpedoes.

•	Fireball and explosion-suppressing fuel tank jackets for natural and compressed natural gas, propane, fuel cells, fuel tanks and other “green fuel” vehicle systems.

•	Dividers to suppress fireballs and fuel mist explosions from accidents aboard both aircraft and ships, in process facilities, and on offshore platforms.

•	Separators and partitions in explosives manufacturing and handling facilities, such as a load/assembly/pack (LAP) depots, fireworks plants, and propellant manufacturing sites.

•	Pallets and buffers between stacks of palletized munitions and ordnance.

•	Lining of portable and fixed magazines.

•	Missile launch boxes for military vehicles and naval vessels.

•	Cabinets and containers for handling fuses, small rockets, and explosive devices.

•	Internal walls of commercial buildings that house, research or produce explosive materials. An example would be Chemical or Energy Companies.

•	Quick-erect blast protection barriers and revetments.

•	Blast protection shields, armors, and structures with “stealth” (“low-observable”) camouflage properties.

•	Blast/fire protection linings for commercial and military aircraft and air cargo containers.

•	Blast and ballistic-protected modular buildings (barracks, accommodations for offshore facilities, field stations, tactical shelters and command facilities, monitoring stations for law enforcement).

•	Underwater blast isolation units for offshore facility abandonment’s, coastal construction, and naval vessels.

•	Neutral buoyancy jackets for deep water drilling risers, and Sub Sea manifold protection.

•	Composite blast/fire protection structures and materials (blast walls, blast mitigation billboards, relief vents, reinforcement of masonry buildings) for hydrocarbon, process, mining, missile launch, and manufacturing facilities, and for building demolitions.

•	Explosives storage and shipping containers, portable magazines, and explosive disposal kits.

•	Mine blast protection kits for vehicles.

•	Safety shields and specialty protection for entertainment industry location sets (Hollywood sound stages, vehicles, on-location structures).

•	Personnel and vehicle protective armor.

•	Mine (coal, mineral extraction and processing) safety.

Competitor Products

The market for blast containment and mitigation is not well defined. Competitors range from niche architectural and engineering firms that provide specialized design and construction techniques for buildings to fire systems manufacturers. The Company believes it is uniquely situated to provide unmatched blast solutions to commercial business applications, ranging from commercial aircraft blast protection to explosive storage units that prevent sympathetic detonation of explosives and munitions.

Employees

Pursuant to the Reorganization Agreement, effective January 31, 2004, Robert P. Gordon, Paul W. Henry, Joseph R. King and John P. Kelly resigned from their respective positions as executive officers and directors of the Company, and James F. Gordon, John L. Waddell, Jr., and Michael J. Gordon were appointed as the new executive officers and directors of the Company. In February 2004, the Company added two employees. Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

Item 2. Description of Property

We are located in a 6,000 square foot facility at 12900 Automobile Blvd., Suite D, Clearwater, Florida. This facility lease, which is from an affiliated party, expires on May 31, 2004. We pay a base monthly rent of approximately $600, which includes rent, common area maintenance, insurance and real estate taxes. Management believes that these facilities are adequate for our current and anticipated needs.

Item 3. Legal Proceedings

There are no material legal proceedings to which we are a party.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Common Stock of the Company trades on the Over the Counter Bulletin Board system under the symbol “OPUR”. There is a limited public market for the common stock of the Company. There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company’s shareholders.

The following table sets forth the range of high and low bid prices for the Company’s Common Stock for each quarterly period indicated, as reported by the NASDAQ’s Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

Common Stock
Quarter Ended	High Bid	Low Bid
December 31, 2003	$0.25	$0.01
September 30, 2003	$0.05	$0.01
June 30, 2003	$0.02	$0.01
March 31, 2003	$0.03	$0.01

December 31, 2002	$0.065	$0.012
September 30, 2002	$0.14	$0.022
June 30, 2002	$0.20	$0.06
March 31, 2002	$0.85	$0.105

Holders

As of March 24, 2004, there were approximately 118 holders of record of the Company’s common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

The Company has paid no cash dividends on its common stock and management does not anticipate that dividends will be paid in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company’s Board of Directors.

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

2. On February 5, 2002, the Company acquired 100% of the issued and outstanding common stock of ToolTrust Corporation, a Nevada corporation, in exchange for an aggregate of 20,000,000 shares of the

Company’s common stock pursuant to an Agreement and Plan of Reorganization dated October 19, 2001. On May 9, 2002, the Company entered into share exchange agreements with certain former shareholders of the subsidiaries of Tooltrust (ClearDialog and LocalToolbox), who were parties to the reorganization. Pursuant to the share exchanges, the former shareholders are deemed to have reacquired their shares of ClearDialog and LocalToolbox in exchange for 9,300,000 shares of the Company’s common stock. As a result of the transactions, ToolTrust no longer owns ClearDialog and LocalToolbox, and the Company issued 10,000,000 shares of its common stock to ToolTrust shareholders pursuant to the Reorganization. The transactions did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

3. In May 2002, the Company sold 1,000,000 shares of its restricted common stock to one person, with gross proceeds to the Company of $500,000. The Company believes this private placement was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.

4. In October 2002, the Company engaged SBI Securities, Inc. to serve as a financial advisor to the Company for six months, and the Company issued 500,000 shares of its restricted common stock as consideration. The Company believes this private placement was exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.

5. On March 25, 2003, the Company issued 3,000,000 shares of its restricted common stock to Joseph R. King, a former director of the Company, for services rendered. The market value of the common stock on the transaction date was $.012 per share, resulting in stock-based compensation expense of $36,000. The Company believes this transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.

6. On March 25, 2003, the Company issued 8,000,000 shares of its restricted common stock to three persons in exchange for services. The market value of the common stock on the transaction date was $.012 per share. Stock-based compensation expense of $96,000 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2003. The Company believes these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933. The transactions did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.

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

8. In June 2003, the Company issued 1,500,000 shares of its restricted common stock to Localtoolbox Corporation pursuant to a settlement agreement dated May 9, 2002. The Company believes this transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on the certificate evidencing the shares.

9. In January 2004, the Company issued an aggregate of 1,187,300 shares of its restricted common stock to five persons in settlement of outstanding debt (745,250 shares issued in settlement of outstanding salary and consulting fees, and 442,050 shares issued in settlement of outstanding loans, expenses and interest. Included in these were shares issued to Robert P. Gordon, an officer and director of the Company at that time (130,000 shares were issued in settlement of $13,000 in accrued salary and 72,000 shares were issued in settlement of $7,200 in accrued rent expense); and Paul W. Henry, a director of the Company at that time (330,000 shares were issued in settlement of $33,000 in accrued consulting fees). The Company believes these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933. The transactions did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on the certificates evidencing the shares.

10. On January 31, 2004, the Company acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc, a Florida corporation (“BTI”), from the nine shareholders of BTI in exchange for an aggregate of 91,000,000 shares of the Company’s common stock pursuant to an Agreement and Plan of Reorganization. The Company believes this private placement was exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.

11. In February 2004, the Company sold 1,000,000 shares of its restricted common stock to five investors, with gross proceeds to the Company of $200,000. The Company believes this private placement was exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.

Item 6. Management’s Plan of Operation.

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

The following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company’s actual results could differ materially from those discussed here.

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

Financial Results

The Company did not record any revenues in 2003. At December 31, 2003, the Company had a retained deficit of $4,870,384. The Company is in immediate need of financing, as described below.

As of December 31, 2003, the Company was no longer considered a development stage company for accounting purposes because it was not actively engaged in a business pursuit and had abandoned all of its prior business ventures, all of which had been unsuccessful.

Reorganization with BlastGard Technologies, Inc.

Subsequent to December 31, 2003, the end of the period covered by this annual report, the Company was substantially restructured.

On January 31, 2004, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”), the Company acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc. (“BTI”), a Florida corporation, from BTI’s shareholders, in exchange for an aggregate of 91,000,000 shares of the Company’s common stock. BlastGard Technologies, Inc., (“BTI”) is a development stage company that was created to develop, design, manufacture, and market proprietary blast mitigation materials. BTI’s patent-pending BlastWrap™ technology is designed to effectively mitigate blasts and suppress fires resulting from explosions. As a result of the Reorganization Agreement, a change in control and change in management of the Company occurred and BTI became a wholly-owned subsidiary of the Company. The Reorganization Agreement also provided that the Company hold a shareholders meeting to (i) change the name of the corporation to BlastGard International, Inc., and (ii) approve a reverse split of the outstanding common stock on a 5:1 basis. A Special Shareholder meeting was held on March 12, 2004 to approve the above referenced changes, which become effective March 31, 2004.

The Company intends to focus exclusively on the business plan of BTI. BTI was formed on September 26, 2003, and is a development stage company. BTI’s audited financial statements do not reflect any material operations, revenues or liabilities. BTI acquired its only significant asset, a patent application for BlastWrap™, in January 2004.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Based on their most recent evaluation, which was completed as of the end of the period covered by this annual report on Form 10-KSB, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

To the Board of Directors and Shareholders:

OPUS Resource Group, Inc. (formerly OPUS Media Group, Inc.)

REPORT OF INDEPENDENT AUDITORS

We have audited the balance sheet of OPUS Resource Group, Inc. (formerly OPUS Media Group, Inc.) as of December 31, 2003, and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OPUS Resource Group, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the financial statements, on January 31, 2004, the Company entered into an Agreement and Plan of Reorganization with Blastgard Technologies, Inc.

Cordovano and Honeck, P.C.

Denver, Colorado

March 19, 2004

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Balance Sheet

December 31, 2003
Assets

Property and equipment, net of accumulated depreciation of $49,674 (Note 3)	$2,149
Debt issue costs, net of $62,500 amortized to interest expense (Note 5)	62,500

$64,649

Liabilities and Shareholders’ Deficit

Current Liabilities:
Bank overdraft	$9
Accounts payable and accrued expenses	345,917
Indebtedness to related party (Note 2)	21,641
Note payable (Notes 5)	375,000
Accrued interest payable (Note 5)	13,402
Accrued interest payable to shareholder (Note 2)	1,072

Total current liabilities	757,041

Shareholders’ deficit (Note 6):
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized, 3,542,937 shares issued and outstanding	3,543
Outstanding common stock options - 670,433	223,308
Outstanding common stock warrants - 250,000	293,250
Additional paid-in capital	3,657,891
Retained deficit	(4,870,384)

Total shareholder’s deficit	(692,392)

$64,649

See accompanying notes to financial statements

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Statements of Operations

	Years Ended December 31,
	2003	2002
Revenue, net	$—	$358
Operating expenses:
Stock-based compensation (Notes 2 and 6):
Officers and directors	83,100	54,375
Consulting services	90,000	1,000,199
Legal services	5,000	262,754
Rent, related party (Note 2)	7,200	—
Selling, general and administrive	213,339	209,899
Marketing rights fees (Notes 6 and 10)	60,000	—
Cost for rescission of Plan of Reorganization (Note 8)	—	150,000
Loss on deposit following failed acquisition (Note 10)	245,000	—
Record label inducement fee (Note 9)	—	400,000
Depreciation and amortization	10,447	14,153
Asset impairment charge (Note 4)	—	31,917

Total operating expenses	714,086	2,123,297

Operating loss	(714,086)	(2,122,939)

Non-operating income:
Interest income	20	21
Interest expense (Notes 5 and 10)	(79,152)	(2,225)

Loss before income taxes	(793,218)	(2,125,143)

Income tax provision (Note 7)	—	—

Net loss	$(793,218)	$(2,125,143)

Basic and diluted loss per share	$(0.24)	$(1.34)

Basic and diluted weighted average common shares outstanding	3,255,298 *	1,590,177

*	Restated for 1:15 reverse common stock split (see Note 6)

See accompanying notes to financial statements

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Statement of Changes in Shareholders’ Deficit

	Preferred Stock		Common Stock		Outstanding Common Stock Options	Outstanding Common Stock Warrants	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2002	—	$—	10,501,500	$10,501	$16,858	$243,250	$1,581,955	$(1,952,023)	$(99,459)
January 2002, stock issued to attorney in exchange for services (Note 6)	—	—	280,000	280	—	—	55,720	—	56,000
January 2002, stock issued to consultant in exchange for services (Note 6)	—	—	150,000	150	—	—	112,350	—	112,500
February 2002, sale of common stock (Note 6)	—	—	173,333	174	—	—	119,826	—	120,000
February 2002, stock issued in Plan of Reorganization, net of rescinded shares (Note 8)	—	—	10,000,000	10,000	—	—	(10,000)	—	—
February 2002, options granted to purchase 9,137,500 shares of common stock (Note 6)	—	—	—	—	205,000	—	—	—	205,000
February 2002, warrants granted to purchase 1,500,003 shares of common stock (Note 6)	—	—	—	—	—	50,000	—	—	50,000
February 2002, stock issued to attorney in exchange for services (Note 6)	—	—	251,000	251	—	—	32,379	—	32,630
March 2002, stock issued to attorney in exchange for services (Note 6)	—	—	400,000	400	—	—	51,600	—	52,000
March 2002, stock issued to consultants in exchange for services (Note 6)	—	—	2,675,000	2,675	—	—	371,825	—	374,500
May 2002, sale of common stock (Note 6)	—	—	1,000,000	1,000	—	—	499,000	—	500,000
June 2002, stock issued to attorney in exchange for services (Note 6)	—	—	439,897	440	—	—	41,350	—	41,790
July 2002, stock issued to consultants in exchange for services (Note 6)	—	—	3,250,000	3,250	—	—	240,500	—	243,750
July 2002, stock issued to officers in exchange for services (Note 2)	—	—	725,000	725	—	—	53,650	—	54,375
July 2002, options granted to purchase 100,000 shares of common stock (Note 6)	—	—	—	—	1,450	—	—	—	1,450
July 2002, stock issued to attorney in exchange for services (Note 6)	—	—	233,885	234	—	—	23,155	—	23,389
August 2002, stock issued to attorney in exchange for services (Note 6)	—	—	393,278	393	—	—	21,630	—	22,023
September 2002, stock issued to attorney in exchange for services (Note 6)	—	—	536,357	536	—	—	28,955	—	29,491
October 2002, stock issued to attorney in exchange for services (Note 6)	—	—	208,833	209	—	—	5,221	—	5,430
November 2002, stock issued to consultant in exchange for services (Note 6)	—	—	500,000	500	—	—	12,500	—	13,000
Net loss	—	—	—	—	—	—	—	(2,125,143)	(2,125,143)

Balance at December 31, 2002	—	—	31,718,083	31,718	223,308	293,250	3,241,616	(4,077,166)	(287,274)
March 2003, stock issued in exchange for marketing rights (Note 6)	—	—	5,000,000	5,000	—	—	55,000	—	60,000
March 2003, stock issued to officers and directors in exchange for services (Note 2)	—	—	6,000,000	6,000	—	—	66,000	—	72,000
March 2003, stock issued to consultants in exchange for services (Note 6)	—	—	5,000,000	5,000	—	—	55,000	—	60,000
April 2003, stock issued to officers and directors in exchange for services (Note 2)	—	—	925,000	925	—	—	10,175	—	11,100
April 2003, stock issued to consultants in exchange for services (Note 6)	—	—	2,500,000	2,500	—	—	27,500	—	30,000
May 2003, stock issued to attorney in exchange for services (Note 6)	—	—	500,000	500	—	—	4,500	—	5,000
June 2003, stock issued as payment of a liability owed to a former acquisition candidate (Notes 6 and 8)	—	—	1,500,000	1,500	—	—	148,500	—	150,000
September 2003, reverse stock split (Note 6)	—	—	(49,600,146)	(49,600)	—	—	49,600	—	—
Net loss	—	—	—	—	—	—	—	(793,218)	(793,218)

Balance at December 31, 2003	—	$—	3,542,937	$3,543	$223,308	$293,250	$3,657,891	$(4,870,384)	$(692,392)

See accompanying notes to financial statements

5

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Statements of Cash Flows

	Years Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(793,218)	$(2,125,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,447	14,153
Stock-based compensation (Notes 2 and 6)	178,100	1,317,328
Stock issued for marketing rights fees (Note 6)	60,000	—
Asset impairment charge (Note 4)	—	31,917
Loss on Blastgard deposit (Note 10)	245,000	—
Changes in operating assets and liabilities:
Accounts payable and accruals	147,660	40,953
Indebtedness to related party	21,641	—
Due to former merger candidate	—	150,000
Unearned revenue	(164)	(128)

Net cash used in operating activities	(130,534)	(570,920)

Cash flows from investing activities:
Blastgard deposit (Note 10)	(245,000)	—

Net cash used in investing activities	(245,000)	—

Cash flows from financing activities:
Proceeds from the sale of common stock net of offering costs	—	620,000
Payments on capital lease obligations	—	(19,543)
Repayment of director loans	—	(30,000)
Proceeds from shareholder loan	—	25,000
Repayment of shareholder loan	—	(25,000)
Proceeds from issuance of note payable (Note 5)	375,000	—

Net cash provided by financing activities	375,000	570,457

Net change in cash	(534)	(463)
Cash, beginning of period	534	997

Cash, end of period	$—	$534

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$—	$—

Interest	$3,250	$2,225

Non-cash financing activities:
Common stock issued in exchange for debt owed to former acquisition candidate (Note 8)	$(150,000)	$—

See accompanying notes to financial statements

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

(1)	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Basis of Presentation

OPUS Resource Group, Inc. (the “Company” or “OPUS”) was incorporated on June 17, 1999 to capitalize on the growing demand for online medical records systems through the systematic acquisition of paying members from targeted marketing groups which include corporations, organizations or associations. The Company entered into an Agreement and Plan of Reorganization in February 2002 in attempt to strengthen the Company’s operations; however, the parties rescinded the agreement in May 2002 (see Note 8). The Company subsequently abandoned its online medical records operations and entered into a Record Label Agreement (see Note 9) in May 2002. Following the termination of the Record Label Agreement, the Company signed a Memorandum of Understanding with Blastgard, Inc. during 2003 (see Note 10). The Company was unable to raise the capital needed to complete the Memorandum of Understanding and the deal was terminated in November 2003.

On January 31, 2004, the Company entered into an Agreement and Plan of Reorganization with Blastgard Technologies, Inc. (“BTI”), a Florida corporation and affiliate of Blastgard, Inc. (see Note 11). BTI is a development stage enterprise formed to design and market proprietary blast mitigation materials.

Management changed the manner in which it presents the Company’s operating results and cash flows during the year ended December 31, 2003. Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” As a result, cumulative operating results and cash flow information are no longer presented in the accompanying financial statements. This change does not affect the Company’s operating results or financial position. Accordingly, no pro forma financial information is necessary. Historical information has been revised in conformity with current practice.

Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, historical operating losses, and dependence upon strategic alliances. The Company’s future ability to continue as a going concern will be dependent upon its ability to develop and market its proprietary blast mitigation materials and the Company’s ability to develop and provide new products that meet customers’ changing requirements on a timely and cost-effective basis.

The Company plans to raise capital through the sale of its common stock. There can be no assurance, however, that additional financing will be available when needed or on terms acceptable to the Company. There can be no assurance that the Company will be able to continue as a going concern, obtain adequate capital through the sale of its stock, or achieve material revenues and profitable operations.

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

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2003.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Debt Issue Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Revenue Recognition

The Company has recognized membership fees ratably over the period of the membership.

Sales and Marketing Costs

Marketing expense includes the costs of advertising and other general sales and marketing costs. The Company expenses the cost of advertising and promoting its services as incurred.

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

Financial Instruments

The carrying amounts of cash, accounts payable and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

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

Loss per common share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2003, there were 670,433 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive. Also excluded from the calculation of net loss per share-diluted were 250,000 outstanding common stock warrants, which would also be antidilutive.

New accounting pronouncements

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company believes it has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on its financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, its financial position or results of operations may be adversely impacted.

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

On April 30, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of Statement 149 will have a material effect on its financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company currently does not use such instruments. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company has adopted Statement 150 and does not believe the effect of adopting this statement will have a material impact on its financial position, results of operations or cash flows.

(2) Related Party Transactions

On March 25, 2003, the Company issued 6,000,000 shares (400,000 post-split) of its common stock to officers and directors in exchange for operational and consulting services. The market value of the common stock on the transaction date was $.012 per share, resulting in stock-based compensation expense of $72,000 (see Note 6).

On April 14, 2003, the Company issued 925,000 shares (61,667 post-split) of its common stock to officers and directors in exchange for operational and consulting services. The market value of the common stock on the transaction date was $.012 per share, resulting in stock-based compensation expense of $11,100 (see Note 6).

As of December 31, 2003, the Company owed an officer $13,000 for accrued salaries, $7,200 for unpaid rent, and $1,441 for expenses paid on behalf of the Company. The balance of $21,641 is included in the accompanying condensed financial statements as “Indebtedness to related party”.

In May 2002, a shareholder loaned the Company $25,000 for working capital. The loan carries an interest rate of 10 percent and matures on May 31, 2003. The Company repaid the loan prior to December 31, 2002. Accrued interest on the loan totaled $1,072 and was unpaid as of December 31, 2003.

During the year ended December 31, 2002, the Company issued 725,000 shares (48,333 post-split) of its common stock to its officers in exchange for operational services. The market value of the common stock on the transaction date was $.075 per share. Stock-based compensation expense of $54,375 was recognized in the accompanying financial statements for the year ended December 31, 2002.

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

(3)	Property and Equipment

Property and equipment consisted of the following at December 31, 2003:

Property and equipment under capital lease	$29,967
Leasehold improvements	2,802
Furniture and equipment	19,054

51,823
Less accumulated depreciation and amortization	(49,674)

$2,149

Depreciation expense totaled $10,447 and $13,991 for the years ended December 31, 2003 and 2002.

(4)	Deferred Costs

The Company wrote-off the deferred costs related to its online medical records operations during the year ended December 31, 2002. Deferred costs consisted of the following at December 31, 2002:

Patent	$29,457
Service mark	2,460

31,917
Less:
Asset impairment charge (2002)	(31,917)

$—

Asset impairment charge-Deferred Costs

Due to the Company’s continued losses since inception, termination of the online medical records operations, and uncertainty regarding the ultimate recovery of the Company’s intangible assets, the Company recorded an asset impairment charge against its patent costs and service mark totaling $31,917, or ($.001) per common share during the year ended December 31, 2002.

(5)	Notes Payable

The Company’s promissory notes payable consist of the following:

Promissory note payable, 10 percent interest rate, matures June 30, 2004 (see Note 10)	$250,000
Promissory note payable, 10 percent interest rate, matures October 21, 2003, unsecured (Default)	25,000
Promissory note payable, 10 percent interest rate, matures March 31, 2004, unsecured	100,000

$375,000

On June 30, 2003, the Company received proceeds of $250,000 in exchange for a promissory note. $245,000 of the proceeds was subsequently paid to Blastgard as an initial deposit (see Note 10). The

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

note carries a ten percent interest rate and matures once either the Company or Blastgard receive additional financing totaling $1 million or on June 30, 2004, which ever occurs first. In addition, the Company agreed to issue the note holder 250,000 shares (16,667 post-split) of its common stock as a payment for making the loan. However, if the Company’s common stock is trading at less than $.50 per share on June 30, 2004, the Company must pay the debt holder the difference between the stock price and $.50 per share. As a result, the Company capitalized debt issue costs totaling $125,000, of which $62,500 was amortized to interest expense as of December 31, 2003. The 250,000 shares (16,667 post-split) were not issued as of December 31, 2003.

All of the promissory notes mature within 12 months. The $25,000 promissory note is in default as of December 31, 2003; however, the note was repaid through the issuance of common stock in January 2004 (see Note 11).

Accrued interest payable on the notes totaled $13,402 at December 31, 2003.

(6)	Shareholders’ Deficit

Reverse stock split

On September 8, 2003, the Company’s Board of Directors declared a 1 for 15 reverse split of its $.001 par value common stock for shareholders of record on September 29, 2003. The stock split reduced the number of common shares outstanding from 53,143,083 to 3,542,937 on September 29, 2003.

Common stock

On March 25, 2003, the Company issued 5,000,000 shares (333,334 post-split) of its common stock in exchange for marketing and consulting services. The market value of the common stock on the transaction date was $.012 per share. Stock-based compensation expense of $60,000 was recognized in the accompanying financial statements for the year ended December 31, 2003.

On March 25, 2003, the Company issued 5,000,000 shares (333,334 post-split) of its common stock in exchange for marketing rights (see Note 10). The market value of the common stock on the transaction date was $.012 per share. Marketing rights fees of $60,000 were recognized in the accompanying financial statements for the year ended December 31, 2003.

On April 14, 2003, the Company issued 2,500,000 shares (166,667 post-split) of its common stock in exchange for marketing and consulting services. The market value of the common stock on the transaction date was $.012 per share. Stock-based compensation expense of $30,000 was recognized in the accompanying financial statements for the year ended December 31, 2003.

On May 16, 2003, the Company issued 500,000 shares (33,333 post-split) of its common stock in exchange for legal services. The market value of the common stock on the transaction date was $.01 per share. Stock-based compensation of $5,000 was recognized in the accompanying financial statements for the year ended December 31, 2003.

On June 6, 2003, the Company issued 1,500,000 shares (100,000 post-split) of its common stock as payment for a $150,000 liability owed to a former acquisition candidate.

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

During February 2002, the Company sold 173,333 shares (11,556 post-split) of its common stock for $120,000 ($.69 per share).

During May 2002, the Company sold 1,000,000 shares (66,667 post-split) of its common stock for $500,000 ($.50 per share).

During the year ended December 31, 2002, the Company issued 6,575,000 shares (438,333 post-split) of its common stock to unrelated third parties in exchange for marketing, public relations, and other consulting services. The market value of the common stock ranged from $.03 to $.75 per share. Stock-based compensation expense of $1,000,199 was recognized in the accompanying financial statements for the year ended December 31, 2002.

During the year ended December 31, 2002, the Company issued 2,743,250 shares (182,883 post-split) of its common stock to its attorney in exchange for legal services. The market value of the common stock ranged from $.03 to $.20 per share. Stock-based compensation expense of $262,754 was recognized in the accompanying financial statements for the year ended December 31, 2002.

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

Stock options

The Company has adopted a non-qualified stock option and stock grant plan for the benefit of key personnel and others providing significant services. Options granted pursuant to the plan are exercisable at a price no less than the market value of the shares of common stock on the date of grant. According to the Company’s policy, options granted to non-employees are accounted for under the fair value method, while options granted to employees and directors are accounted for using the intrinsic method. The fair value of the Company’s common stock was determined based on its traded market value on the date of issuance.

Option/Warrant Pricing Model

The warrants granted by the Company have been accounted for as option awards due to the compensatory nature of the warrants.

The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the year ended December 31, 2003: risk-free interest rate of 2.0 percent, expected volatility of 5.6 percent, expected life of two years, and no expected dividends. The following weighted-average assumptions were used for the year ended December 31, 2002: risk-free interest rate of 2.0 percent, expected volatility of 6.5 percent, expected life ranging from two to three years, and no expected dividends.

During the year ended December 31, 2002, the weighted average exercise price and fair value of options granted was $.65 and $.03, respectively, on the date of grant for options granted with an exercise price greater than the fair value of the stock. During the year ended December 31, 2003, the

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

weighted average exercise price and fair value of options granted was $.75 and $-0-, respectively, on the date of grant for options granted with an exercise price greater than the fair value of the stock. There were no options granted with exercise prices that equaled or were less than the fair value of the underlying stock on the date of grant.

The fair value of each warrant granted has been estimated as of the grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the year ended December 31, 2002: risk-free interest rate of 2.0 percent, expected volatility of 6.5 percent, expected life ranging from two to three years, and no expected dividends. During the year ended December 31, 2002, the weighted average exercise price and fair value of warrants granted was $1.17 and $.03, respectively, on the date of grant for options granted with an exercise price greater than the fair value of the stock. There were no warrants granted with exercise prices that equaled or were less than the fair value of the underlying stock on the date of grant. There were no warrants granted, exercised, or cancelled during the year ended December 31, 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants, which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

Options granted to non-employees, accounted for under the fair value method

On September 3, 2003, the Company entered into a consulting agreement with JMW Fund, LLC to provide consulting and advisory services to the Company. The Company granted the consultant fully vested options to purchase an aggregate of 200,000 shares (13,333 post-split) of the Company’s common stock. On September 3, 2003 the market value of the stock was $.011. The exercise prices on the options range from $.50 to $1.00 and expire on August 31, 2005. The Company determined that the options had no fair value in accordance with SFAS 123.

On March 22, 2002, the Company entered into agreements with thirteen unrelated third party consultants to provide consulting and advisory services to the Company. The Company granted certain of the consultants fully vested options to purchase an aggregate of 7,000,000 shares (466,667 post-split) of the Company’s common stock. On March 22, 2002 the market value of the stock was $.14. The exercise prices on the options range from $.25 to $1.50 and expire on May 31, 2005. The Company determined the fair value of the options in accordance with SFAS 123 to be $.03 per share and have recorded stock based compensation expense of $205,000.

Options granted to employees, accounted for under the fair value method (pro forma)

During the year ended December 31, 2002, employees of the Company were granted options to purchase 2,487,500 and 50,000 shares (165,833 and 3,333 post-split) of common stock on March 22, 2002 and July 23, 2002, respectively.

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	December 31,
	2003	2002
Net loss, as reported	$(855,718)	$(2,274,158)
Decrease due to:
Employee stock options	—	(110,200)

Pro forma net loss	$(855,718)	$(2,384,358)

As reported:
Net loss per share - basic and diluted	$(0.26)	$(0.10)

Pro Forma:
Net loss per share - basic and diluted	$(0.26)	$(0.10)

Warrants

On February 5, 2002, the Company granted warrants to purchase 1,500,003 shares (100,000 post-split) of the Company’s common stock to former officers and directors of the Company at exercise prices ranging from $.50 to $2.00 per share (see Note 8). On February 5, 2002 the fair value of the stock was $.38 per share. The warrants expire on February 5, 2004. The Company determined the fair value of the warrants to be $.03 per share and has recognized stock-based compensation of $50,000.

Summary

Following is a summary of the Company’s stock option awards to purchase shares of common stock as of December 31, 2003, and the changes since inception:

Description	Options	Warrants
Outstanding at January 1, 2002	619,000	2,250,000
Granted	9,537,500	1,500,003
Exercised	—	—
Canceled/expired	(300,000)	—

Outstanding at December 31, 2002	9,856,500	3,750,003
Granted	200,000	—
Exercised	—	—
Canceled/expired	—	—

Outstanding, prior to reverse stock split	10,056,500	3,750,003
September 2003 reverse stock split	(9,386,067)	(3,500,003)

Outstanding at December 31, 2003	670,433	250,000

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

(7)	Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2003 and 2002 follows:

	For the Years Ended December 31,
	2003	2002
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of federal	3.63%	3.63%
Permanent book-to-tax differences	0.00%	0.00%
Net operating loss (NOL) for which no tax benefit is currently available	-37.63%	-37.63%

	0.00%	0.00%

At December 31, 2003, deferred tax assets consisted of a net tax asset of $1,880,270, due to operating loss carryforwards of $4,855,963, which was fully allowed for, in the valuation allowance of $1,880,270. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2003 and 2002 totaled $322,007 and $780,876, respectively. The current tax benefit also totaled $322,007 and $780,876 for the years ended December 31, 2003 and 2002, respectively. The net operating loss carryforward expires through the year 2023.

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(8)	ToolTrust Agreement and Plan of Reorganization and Subsequent Partial Rescission

On February 5, 2002, the Company acquired 100 percent of the issued and outstanding common stock of ToolTrust Corporation, a private Nevada corporation, in exchange for an aggregate of 20,000,000 shares (1,333,333 post-split) of the Company’s common stock pursuant to an Agreement and Plan of Reorganization dated October 19, 2001 (the “Reorganization”). At the time of the Reorganization, ClearDialog Communications, Inc. (“ClearDialog”) and LocalToolbox Corporation (“LocalToolbox”) were wholly-owned subsidiaries of ToolTrust. In connection with the Reorganization, the Company formed IDMedical, Inc., a wholly-owned subsidiary to operate the on-line medical records business.

On May 9, 2002, the Company entered into share exchange agreements with certain former shareholders of ClearDialog and LocalToolbox wherein the former shareholders reacquired their shares of ClearDialog and LocalToolbox in exchange for approximately 9,300,000 shares (620,000 post-split) of the 20,000,000 shares (1,333,333 post-split) of the Company’s common stock to be issued pursuant to the Reorganization. As a result of the transactions, ToolTrust no longer had an interest in these entities. The Company granted to LocalToolbox a license to utilize the Company’s technology related to on-line medical records. The Company is also obligated to pay LocalToolBox a total of $150,000 in two $75,000 payments that were due on October 19, 2002 and April 19, 2003.

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

Payment of the settlement amount was secured by 1,500,000 shares (100,000 post-split) of the Company’s restricted common stock and the Company’s technology and pending patent application related to its online medical records business. During the year ended December 31, 2003, the Company issued 1,500,000 shares (100,000 post-split) of its common stock to LocalToolBox as payment for the $150,000.

Pursuant to an agreement dated May 9, 2002, Robert L. Evans, James K. Robbins and Garrett J. Girvan resigned their respective positions as officers and directors of the Company and its inactive subsidiaries IDMedical, Inc. and ToolTrust. Messrs. Evans, Robbins and Girvan continued as officers/directors of LocalToolbox and ClearDialog.

As part of the closing, the former officers and directors of the Company received warrants (pre-split) to purchase the Company’s common stock (see Note 6):

Officer/Director	Warrants
Richard Schaller, Sr.	166,667 @ $0.50 per share 166,667 @ $1.00 per share 166,667 @ $2.00 per share

Richard Schaller, Jr.	166,667 @ $0.50 per share 166,667 @ $1.00 per share 166,667 @ $2.00 per share

Neil A. Cox	166,667 @ $0.50 per share 166,667 @ $1.00 per share 166,667 @ $2.00 per share

None of the above warrants were exercised and all expired in February 2004.

(9)	Record Label Agreement

In May 2002, the Company sold 1,000,000 shares (66,667 post-split) of its restricted common stock to an individual for gross proceeds of $500,000. $400,000 of the proceeds were paid to MJJ Ventures, Inc. (“MJJ”) as an inducement fee pursuant to a Label Term Sheet Agreement (“Label Agreement”) dated May 11, 2002, between the Company’s subsidiary, ToolTrust Corporation (“ToolTrust”), and MJJ, as described below.

The Label Agreement contemplated that the Company and MJJ would form a California Limited Liability Company to operate a music label, tentatively called “Neverland Records”. The Label Agreement obligated the Company to pay MJJ a total of $3,800,000 as an inducement fee, which was non-refundable. Of this amount, the Company paid MJJ $400,000. The label Agreement also obligated the Company to have a minimum of $1,500,000 in funds for the initial year of operation of the music label. The Company was also required to provide a minimum of $2,000,000 per year to fund the overhead portion of the music label’s annual budget for the remaining six years of the term of the Label Agreement.

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

The Label Agreement contemplated the substantial involvement of Michael J. Jackson, and provided Mr. Jackson with discretion to grant or deny approval of any artist seeking to sign a recording agreement. Mr. Jackson also had final approval of all creative elements in connection with master recordings and videos. Ultimately, however, Mr. Jackson’s level of participation with the music label, if any, was to be determined at his sole discretion. MJJ could “opt-out” of the Label Agreement if the music label was unable to secure a distribution deal or the music label could not substantially satisfy any material goals set forth in its business plan. Mr. Jackson could opt-out for any reason after three years. In any such case, the Company was obligated to buy-out MJJ’s interest in the music label. All trademarks, label names, domain names, and logos associated with the music label were to remain the property of Mr. Jackson, and while the parties could negotiate the Company’s use of certain trademarks associated with the music label, there was no obligation for Mr. Jackson to grant such rights to the Company.

The parties subsequently agreed to terminate the Label Agreement.

(10)	Memorandum of Understanding

During the year ended December 31, 2003, the Company signed a Memorandum of Understanding (“MOU”) with Blastgard, Inc. (“Blastgard”), pursuant to which the Company issued five million shares (333,334 post-split) of its restricted common stock to Blastgard in exchange for the right to distribute and sell Blastgard products in China. Blastgard was a development stage company with plans to develop, design and manufacture products that mitigate blasts and suppress flash fires resulting from explosions.

In addition, under the terms of the MOU, the Company agreed to pay $5.5 million and issue 25 percent of the Company’s then issued and outstanding common stock in exchange for 51 percent of the issued and outstanding common stock of Blastgard. On June 30, 2003, the Company paid $245,000 to Blastgard as an initial deposit on the $5.5 million purchase price. Under the amended terms of the MOU, the Company had until November 1, 2003 to purchase the 51 percent interest in Blastgard.

The parties agreed to terminate the MOU in December 2003 and the Company recognized a $245,000 loss on the initial deposit.

(11)	Subsequent Events

Common stock

During January 2004, the Company issued 1,187,300 (post-split) shares of its common stock to settle past due debts to the Company’s creditors, as follows:

1.	323,800 shares as payment for the Company’s $25,000 note payable and $904 in related accrued interest;

2.	202,000 shares as payment for $20,200 of the “Indebtedness to related party”; and

3.	661,500 shares as payment for other account payables and accrued liabilities.

Differences between the original amount and the settlement amount will be recorded as an adjustment to the net acquired assets of BTI, because it occurred within one year of the acquisition of BTI.

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

During January 2004, the Company cancelled 333,334 shares (5,000,000 pre-split) of its common stock that was originally issued as part of the Blastgard MOU.

Following the above stock transactions, the Company had 4,396,903 common shares issued and outstanding.

Agreement and Plan of Reorganization

On January 31, 2004, OPUS entered into an Agreement and Plan of Reorganization (the “Agreement”) with Blastgard Technologies, Inc. (“BTI”), a Florida corporation. Under the terms of the Agreement, OPUS agreed to acquire all of the issued and outstanding common stock of BTI in exchange for 91,000,000 (post-split) shares of OPUS’s common stock. The acquisition has been treated as a reverse acquisition whereby OPUS is considered the legal surviving entity. Costs of the transaction have been charged to the period.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

Directors and Executive Officers of the Company

The Company has a Board of Directors which was comprised of four members as of December 31, 2003. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.

Pursuant to the Reorganization Agreement, effective January 31, 2004, the Company’s former officers and directors, Robert P. Gordon, Paul W. Henry, Joseph R. King and John P. Kelly, resigned from their respective positions as officers and directors of the Company, and James F. Gordon, John L. Waddell, Jr., and Michael J. Gordon were appointed as the new officers and directors of the Company. The Company’s current Board of Directors is comprised of three members.

Effective as of January 31, 2004, the current directors and executive officers of the Company, their ages, positions in the Company, and the dates of their initial election or appointment as director or executive officer are as follows:

Name	Age	Position	Director Since
James F. Gordon	62	Chairman, Chief Executive Officer, and Director	January 31, 2004
John L. Waddell, Jr.	60	President, Chief Operating Officer and Director	January 31, 2004
Michael J. Gordon	46	Vice President – Corporate Administration, Chief Financial Officer, Treasurer, Secretary and Director	January 31, 2004

James F. Gordon – Chairman, CEO and Board member. As co-inventor of BlastWrap™, Mr. Gordon is responsible for the overall policies, management development and the Company’s future expansion and promotion of BlastWrap™ products. Mr. Gordon has 25 years of sales and marketing experience as a licensed real estate broker and appraiser. He co-founded and was Vice President of Sea Gull Ltd. Builders, a successful land development and construction company. For sixteen years, Mr. Gordon designed and constructed executive single-family homes. He later focused on the design, construction and sale of Medical Condo office buildings, and is considered by the New Jersey Courts as an expert in zoning and land development issues. Since 1995, he has been the President of Purple’s Inc. an award winning, 275 seat 1920’s Art Deco restaurant that he and his wife Bonnie, designed and built in 1995. Mr. Gordon received his Bachelor of Science Degree from Monmouth University, West Long Branch, New Jersey. Mr. Gordon is also a U.S. Army veteran.

John L. Waddell, Jr. – President, COO and Board member and co-inventor of BlastWrap™. Mr. Waddell has over 35 years experience as a corporate executive in various domestic and international management positions including two large multi-national corporations, United States Steel Corporation and Mannesmann AG of Germany. As President & CEO of Mannesmann Oilfield Tubulars Corporation and subsequently as one of the founders, President & CEO of Peregrine Energy, Inc., Mr. Waddell hired personnel, set policies and procedures, directed sales and orchestrated the design and installation of efficient data management systems. Mr. Waddell brings skills in manufacturing, planning and operational and executive management to BlastGard International, Inc. Mr. Waddell has a Bachelor of Arts in Economics from Duke University, Durham, North Carolina.

Michael J. Gordon – Vice President - Corporate Administration, Chief Financial Officer, Treasurer, Secretary and Board member. From April 1998 through December 2002, Mr. Gordon was co-owner, Vice President and Board member of BBJ Environmental Solutions, which conducts research on the causes of, and develops solutions to, biologically related indoor air quality problems, including research in bio-defense and emerging infectious diseases, such as Anthrax. From August 1987 through December 1997, Mr. Gordon was employed by Phoenix Information Systems Corp., where he was responsible for overseeing administrative operations, the filing of all SEC reports and documents, company news releases and public relations. Before joining Phoenix, Mr. Gordon served as Director of Legacies and Planned Giving for the American Cancer Society. Mr. Gordon received his Bachelor of Science degree from the State University of New York in 1980.

Significant Employees

The following persons joined the Company in February 2004:

Kevin J. Sharpe - Vice President – Engineering & Product Development. Mr. Sharpe has over 20 years experience in explosive engineering, structural response to blast loading and ballistic impact, explosives and munitions design and ordnance disposal. From 1981 through 1993, Mr. Sharpe was a research scientist at Atomic Weapons Establishment in Essex, England, conducting research into blast mitigation systems, training UK and US military in use and deployment of blast mitigation and particulate entrapment systems, designing and development of advanced explosive systems, planning and conducting military training courses and exercises, and conducting explosive trials and testing. From 1993 through 2003, Mr. Sharpe was Technical Leader/Project Manager for Dstl/DERA (Defence Science and Technology Laboratory (an agency of the UK Ministry of Defence)/Defence Evaluation and Research Agency), where he conducted research into Special Projects. With Security Clearance of Top Secret Strap 2 and Secret Atomic Principle, Mr. Sharpe developed special purpose tools and techniques to meet military user aspirations, such as training special forces troops; training EOD/IEDD end users; developing protection systems for aircraft; conducting cockpit voice recorder research; support for US air accident investigations; membership of Emergency Response teams; developed explosive welding techniques for aircraft component fabrication; designed and developed novel explosive compositions for target specific applications; membership of the Institute of Explosive Engineers (IEE); membership of the Institute of Accident Investigators and Bomb Technicians; presentation on aircraft hardening to ISASI; presentation to ISASI on aircraft health monitoring and explosion location; annual presentations on blast mitigation and protection to the Group of Experts in Mitigation Systems (GEMS - a symposium set up to monitor advances in blast mitigation technology by the UK security services); and published numerous classified reports on Special Projects, Aircraft Hardening, EOD and IEDD etc. Born in London, England, Mr. Sharpe received his Higher National Certificate in Mechanical Engineering and Applied Physics from Anglia Higher Education College, Cambridge Explosive Engineering.

Nicholas M. Strelchuk - V.P. – Sales. Mr. Strelchuk has over 34 years of experience in the aviation world. While serving as a US Naval Aviator flying multiengine fighter jets, his responsibilities also included the personnel and administrative management of a 200-person Fighter Squadron. After a decorated military career he became involved in commercial aviation, flying as a Captain to the leaders of Fortune 500 companies, including serving as Aviation Corporate Consultant to the Wm. Wrigley Jr. Company. As a United Airlines Captain, Mr. Strelchuk has accumulated over 17,000 hours of flight time and has flown the B737, B727, DC10, B747, B747-400, and served as an FAA designated Line Check Airman for Boeing’s newest airliner, the B777. He has worked with NASA as a test bed pilot helping to develop products and procedures relating to aviation safety. He serves as a faculty member with the Fuzhen Group, working to design, develop, and market the principles, tools, and techniques to be used by organizations, groups, and individuals to speed the time to implementation of business initiatives. He is a member of the International Association of Bomb Technicians and Investigators. Mr. Strelchuk graduated from the University of Illinois with a Bachelor of Science Degree in Engineering Physics.

Family Relationships

James F. Gordon (an officer and director), Michael J. Gordon (an officer and director) and Robert P. Gordon (a former officer and former director) are brothers.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company does not have a separately-designated standing audit committee at this time because it is not required to do so. Accordingly, the Company does not have an audit committee financial expert.

Code of Ethics

The Company has not adopted a formal code of ethics because all of its executive officers are also directors, who are already subject to ethical and fiduciary standards imposed by law. However, the new board of directors (which was established January 31, 2004) intends to develop a formal code of ethics that will apply to all of its employees (including its executive officers). Upon completion, the Company will provide to any person, without charge, upon request, a copy of the code of ethics. Any such request must be made in writing to the Company, c/o Investor Relations, 12900 Automobile Blvd., Suite D, Clearwater, Florida 33762.

Item 10. Executive Compensation.

The following table sets forth information about compensation paid to, or accrued for the benefit of the Company’s Chief Executive Officer during the years ended December 31, 2003, 2002, and 2001. None of the Company’s executive officers earned more than $100,000 during the years ended December 31, 2003, 2002, and 2001.

Summary Compensation Table

Annual Compensation
(a)	(b)	(c)		(d)	(e)
Name And Principal Position	Year Ended December 31	Salary ($)		Bonus ($)	Other Annual Compensation ($)
Robert P. Gordon, former CEO	2003 2002 2001	$ $	26,500 8,456 -0-	-0- -0- -0-	$-0- 22,000 -0-	(nl)

Long Term Compensation
		Awards			Payouts
(a)	(b)	(f)	(g)		(h)	(i)
Name And Principal Position	Year Ended December 31	Restricted Stock Award(s) ($)	Shares Underlying Options		LTIP Payouts ($)	All Other Compensation ($)
Robert P. Gordon, former CEO	2003 2002 2001	-0- -0- -0-	-0- 350,000 -0-	(nl)	-0- -0- -0-	-0- -0- -0-

(n1)	On March 22, 2002, Mr. Gordon was issued 50,000 shares of common stock pursuant to the Company’s 2002 Stock Plan, which had a presumed value of $7,000 based on the closing bid price of the Company’s common stock on that date ($.14 per share). On July 23, 2002, the Mr. Gordon was issued 250,000 shares of common stock pursuant to the Company’s 2002 Stock Plan, which had a presumed value of $15,000 based on the closing bid price of the Company’s common stock on that date ($.06 per share). All shares issued pursuant to the Company’s 2002 Stock Plan had been registered on Form S-8.
(n2)	On March 22, 2002, Mr. Gordon was granted options to acquire 250,000 shares at $.25 per share; options to acquire 100,000 shares at $.50 per share; and options to acquire 100,000 shares at $1.00 per share. On July 23, 2002, Mr. Gordon voluntarily forfeited the $1.00 options. On April 15, 2003, Mr. Gordon voluntarily forfeited his remaining 350,000 options.
(n3)	Robert P. Gordon resigned as CEO on January 31, 2004.

Option/SAR	Grants in Last Fiscal Year

The information provided in the table below provides information with respect to individual grants of stock options for the year ended December 31, 2003 to each of the persons named in the Summary Compensation Table above. The Company did not grant any stock appreciation rights for the year ended December 31, 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Robert P. Gordon, former CEO	-0-	N/A	N/A	N/A

Aggregated	Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The information provided in the table below provides information with respect to each exercise of stock options during most recent fiscal year ended December 31, 2003 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options.

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(n1)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End($) Exercisable/ Unexercisable(n1)
Robert P. Gordon, former CEO	-0-	-0-	-0-/-0-	-0-/-0-

Employment Contracts

There are no formal employment agreements with any of the Company’s executive officers at December 31, 2003. Subsequent to year-end and following the reorganization with BTI, the Company entered into employment contracts with the Company’s new executive officers as of January 31, 2004.

Compensation of Directors

No compensation was paid by the Company to its Directors for any service provided as a Director during the year ended December 31, 2003. However, On March 25, 2003, Joseph R. King, a former director, was issued 3,000,000 shares (currently 200,000 shares, as a result of the 15:1 reverse stock slit that occurred in September 2003) of the Company’s restricted common stock as compensation for consulting services rendered that were not in connection with his service as a director. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company’s business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

Employee Benefit and Consulting Services Compensation Plans

As of December 31, 2003, the Company had one Employee Benefit and Consulting Services Compensation Plan in effect.

On March 8, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the 2002 Stock Plan. The plan was subsequently ratified and approved by security holders on September 12, 2002. The plan covers up to 1,000,000 shares of common stock (adjust to reflect the 15:1 reverse split that occurred in September 2003).

Under the plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The purpose of the plan is to promote the best interests of the Company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. The plan is administered by the Company’s Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 24, 2004, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company’s Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (n1)	Percentage Outstanding (n2)
James F. Gordon * (n3)	24,752,000	25.7%
John L. Waddell, Jr. * (n4)	24,752,000	25.7%
Michael J. Gordon * (n5)	12,442,667	12.9%
Robert P. Gordon (n6)	5,233,668	5.5%
NB Holdings (n7)	7,735,000	8.0%
Commonwealth Partners NY LLC (n8)	5,187,000	5.4%
James Lyons (n9)	5,187,000	5.4%
James Zimbler (n10)	5,187,000	5.4%
Includes all of our officers and Directors as a group (3 persons)	61,946,667	64.3%

*	An officer and/or director of the Company. The address of each officer and director is c/o Opus Resource Group, Inc. at 12900 Automobile Blvd., Suite D, Clearwater, FL 33762.
(n1)	Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.
(n2)	Based upon 96,396,903 shares of Common Stock outstanding as of March 24, 2004, plus the amount of shares each person or group has the right to acquire within 60 days under options, warrants, rights, conversion privileges, or similar obligations.
(n3)	James F. Gordon owns is an officer and director of the Company.
(n4)	John L. Waddell, Jr. is an officer and director of the Company.
(n5)	Michael J. Gordon is an officer and director of the Company.
(n6)	The address for Robert P. Gordon is 1949 – 5th St. N., St. Petersburg, FL 33704. The total for Mr. Gordon includes 5,220,334 shares owned by Mr. Gordon and 13,334 shares owned by Mr. Gordon’s spouse. Mr. Gordon disclaims beneficial ownership of 100,000 shares owed by Mr. Gordon’s mother-in-law.
(n7)	The address for NB Holdings is 2291 Arapahoe St., Boulder, CO 80302.
(n8)	The address for Commonwealth Partners NY LLC is 141 Cardiff Lane Haverford, PA 19041.
(n9)	The address for James Lyons is 105 Wadsworth Ave., Levittown, NY 11756.
(n10)	The address for James Zimbler is 337 Glenngarry Lane, State College, PA 16801.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plan is as of the end of the year ended December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	140,875	$7.48	6,641
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	140,875	$7.48	6,641

On March 8, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the 2002 Stock Plan. The plan was subsequently ratified and approved by security holders on September 12, 2002. The plan covers up to 1,000,000 shares of common stock (adjust to reflect the 15:1 reverse split that occurred in September 2003).

Under the plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The purpose of the plan is to promote the best interests of the Company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. The plan is administered by the Company’s Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

Item 12. Certain Relationships and Related Transactions.

During the last two fiscal years, the company entered into the following transactions in which its officers and directors had a material interest:

In connection with the Company’s February 5, 2002 acquisition of 100% of the issued and outstanding common stock of ToolTrust, the following occurred:

•	Robert P. Gordon became an officer and director of the Company and was issued 500,000 shares of the Company’s restricted common stock and became an officer and director of the Company. Mr. Gordon’s wife, Elizabeth Gordon, was issued 700,000 shares of the Company’s restricted common stock.

•	Robert Gordon’s brother, Michael Gordon, was issued 1,000,000 shares of the Company’s restricted common stock, and Robert Gordon’s mother-in-law was issued 1,500,000 000 shares of the Company’s restricted common stock. Robert Gordon disclaims beneficial ownership of the shares owned by Michael Gordon and Jane Hollister.

•	Joseph R. King became a director of the Company and was issued 1,200,000 shares of the Company’s restricted common stock and became a director of the Company. Mr. King’s wife, Sandy King, was issued 1,300,000 shares of the Company’s restricted common stock.

On March 25, 2003, Joseph R. King was issued 3,000,000 shares of the Company’s restricted common stock as compensation for services rendered.

On March 25, 2003, the Company entered into an agreement with BlastGard, Inc., pursuant to which the Company issued five million shares of restricted stock to BlastGard in exchange for the right to distribute and sell BlastGard products in China. James Gordon is an officer and director of BlastGard and Michael Gordon is an officer of BlastGard. James and Michael Gordon are brothers of Robert Gordon, who was an officer and director of the Company at that time. In January 2004, these shares were returned to the Company and cancelled.

On January 9, 2004, the Company issued an aggregate of 202,000 shares to Robert P. Gordon, an officer and director of the Company at that time, as follows: 130,000 shares were issued in settlement of $13,000 in accrued salary and 72,000 shares were issued in settlement of $7,200 in accrued rent expense.

On January 9, 2004, the Company issued an aggregate of 330,000 shares to Paul W. Henry, a director of the Company at that time, in settlement of $33,000 in accrued consulting fees.

On January 31, 2004, the Company acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc., a Florida corporation (“BTI”), from the nine shareholders of BTI in exchange for an aggregate of 91,000,000 shares of the Company’s common stock pursuant to an Agreement and Plan of Reorganization. The following person, all of whom were BTI shareholders prior to the reorganization, acquired an interest in the Company:

•	James F. Gordon acquired 24,752,000 shares of common stock of the Company and became an officer and director of the Company.

•	Michael J. Gordon acquired 12,376,000 shares of common stock of the Company and became an officer and director of the Company.

•	John Waddell, Jr. acquired 24,752,000 shares of common stock of the Company and became an officer and director of the Company

•	Robert P. Gordon acquired 5,187,000 shares of common stock of the Company and resigned as an officer and director of the Company.

•	Paul W. Henry acquired 637,000 shares of common stock of the Company and resigned as a director of the Company.

BlastGard Technologies, Inc. is not the same entity as BlastGard, Inc.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.5	The Company’s Articles of Incorporation, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003).

3.6	The Company’s Bylaws, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.6 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003).

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994, filed March 29, 2004.)

21.1	List of Subsidiaries. (Filed herewith).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

(b)	Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2003.

Item 14. Principal Accountant Fees and Services.

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by Cordovano & Honeck, P.C. as well as the fees charged by Cordovano & Honeck, P.C. for such services. In its review of non-audit service fees and its appointment of Cordovano & Honeck, P.C. as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining Cordovano & Honeck, P.C.’s independence. All of the services provided and fees charged by Cordovano & Honeck, P.C. in 2003 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by Cordovano & Honeck, P.C. for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2003 and 2002 were $5,750.00 and $10,462.50, respectively.

Audit-Related Fees

There were no other fees billed by Cordovano & Honeck, P.C. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no tax related fees billed by Cordovano & Honeck, P.C. during 2003. During 2002, Cordovano & Honeck, P.C. billed $450.00 for the preparation of tax returns.

All Other Fees

There were no other fees billed by Cordovano & Honeck, P.C. during the last two fiscal years for products and services provided by Cordovano & Honeck, P.C.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPUS RESOURCE GROUP, INC.
Dated: March 30, 2004.
	By:	/s/ James F. Gordon
James F. Gordon, Chief Executive Officer
Dated: March 30, 2004
	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John L. Waddell, Jr.
John L. Waddell, Jr., Director

Date: March 30, 2004

By:	/s/ James F. Gordon
James F. Gordon, Director

Date:	March 30, 2004

By:	/s/ Michael J. Gordon
Michael J. Gordon, Director

Date: March 30, 2004

EXHIBIT INDEX

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.5	The Company’s Articles of Incorporation, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003).

3.6	The Company’s Bylaws, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.6 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003).

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

21.1	List of Subsidiaries. (Filed herewith).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).