Form 10QSB
period 2004-03-31
BLASTGARD INTERNATIONAL INC
filed 2004-05-14
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 333-47924

BLASTGARD INTERNATIONAL, INC.

(Exact name of small business issuer as specified in it charter)

Colorado	84-1506325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12900 Automobile Blvd., Suite D, Clearwater, Florida 33762

(Address of principal executive offices)

(727) 592-9400

(issuer’s telephone number)

OPUS RESOURCE GROUP, INC.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2004, the issuer had 19,999,424 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

INDEX

Page
PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed balance sheet, March 31, 2004 (unaudited)	F-1

Condensed statements of operations, three months ended March 31, 2004 (unaudited), and September 26, 2003 (inception) through March 31, 2004 (unaudited)	F-2

Condensed statement of Changes in Shareholders’ Deficit at March 31, 2004 (unaudited)	F-3

Condensed statements of cash flows, three months ended March 31, 2004 (unaudited), and September 26, 2004 (inception) through March 31, 2004 (unaudited)	F-4

Notes to condensed financial statements (unaudited)	F-5

Item 2. Management’s Plan of Operation.	1

Item 3. Controls and Procedures	2

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	3

Item 2. Changes in Securities and Use of Proceeds	3

Item 3. Defaults upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	4

Item 6. Exhibits and Reports on Form 8-K	4

Signatures	6

i

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Balance Sheet

(Unaudited)

March 31, 2004

Assets
Current Assets:
Cash	$3,139

Total current assets	3,139

Property and equipment, net	11,837
Debt issue costs, net	31,250
Deferred costs	4,485

$50,711

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$300,128
Indebtedness to related parties (Note 2)	32,109
Notes payable (Notes 4)	350,000
Accrued interest payable (Note 4)	20,750
Accrued interest payable to shareholder (Note 2)	1,072

Total current liabilities	704,059

Shareholders’ deficit (Note 5):
Preferred stock, -0- shares outstanding	—
Common stock, 19,999,424 shares outstanding	19,999
Outstanding common stock options - 1,928,175	51,900
Outstanding common stock warrants - 70,000	243,251
Additional paid-in capital	20,658
Deficit accumulated during development stage	(989,156)

Total shareholder’s deficit	(653,348)

$50,711

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2004	September 26, 2003 (Inception) Through March 31, 2004
Licensing fee revenue	$—	$5,000

Operating expenses:
Stock-based compensation (Note 5):
Officers and directors	—	12,500
Consulting services	704,000	704,000
Granted stock options	9,400	9,400
General and administrative	203,624	207,779
Contract settlement fee (Note 5)	16,000	16,000
Depreciation and amortization	641	641
Loss on disposal of assets	1,834	1,834

Total operating expenses	935,499	952,154

Operating loss	(935,499)	(947,154)

Interest expense (Note 4)	(42,002)	(42,002)

Loss before income taxes	(977,501)	(989,156)

Income tax provision (Note 3)	—	—

Net loss	$(977,501)	$(989,156)

Basic and diluted loss per share	$(0.05)

Basic and diluted weighted average common shares outstanding	19,452,714

*	Restated for 1:5 reverse common stock split (see Note 5)

Blastgard International, Inc. was incorporated on September 26, 2003; therefore, there is no comparative period for the three months ended March 31, 2003.

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statement of Changes in Shareholders’ Deficit

(Unaudited)

	Common Stock		Outstanding Common Stock Options	Outstanding Common Stock Warrants	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
	Shares	Par Value
Balance at January 1, 2004	61,880,000	$61,880	$—	$—	$(49,380)	$(11,655)	$845

January 2004, sale of common stock (Note 5)	29,120,000	29,120	—	—	(28,800)	—	320
January 2004, stock issued to acquire the net liabilities of OPUS Resource Group (Note 1)	4,396,903	4,397	223,308	293,250	(1,127,367)	—	(606,412)

January 31, 2004, following reverse business combination	95,396,903	95,397	223,308	293,250	(1,205,547)	(11,655)	(605,247)

February 2004, sale of common stock (Note 5)	1,000,000	1,000	—	—	199,000	—	200,000
February 2004, granted stock options (Note 5)	—	—	9,400	—	—	—	9,400
March 2004, expired stock options and warrants (Note 5)	—	—	(180,808)	(49,999)	230,807	—	—
March 2004, stock issued in exchange for consulting services (Note 5)	3,520,000	3,520	—	—	700,480	—	704,000
March 2004, reverse stock split (Note 5)	(79,933,479)	(79,934)	—	—	79,934	—	—
March 2004, stock issued as payment for contract settlement fee (Note 5)	16,000	16	—	—	15,984	—	16,000
Net loss for the three months ended March 31, 2004	—	—	—	—	—	(977,501)	(977,501)

Balance at March 31, 2004	19,999,424	$19,999	$51,900	$243,251	$20,658	$(989,156)	$(653,348)

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2004	September 26, 2003 (Inception) Through March 31, 2004
Net cash used in operating activities	$(186,852)	$(182,367)

Cash flows from investing activities:
Payments for deferred costs	—	(4,485)
Purchases of property and equipment	(10,329)	(10,329)

Net cash used in investing activities	(10,329)	(14,814)

Cash flows from financing activities:
Proceeds from the sale of common stock (Note 5)	200,320	200,320
Proceeds from director loans	—	—

Net cash provided by financing activities	200,320	200,320

Net change in cash.	3,139	3,139
Cash, beginning of period	—	—

Cash, end of period	$3,139	$3,139

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$2,500	$2,500

Interest	$—	$—

Blastgard International, Inc. was incorporated on September 26, 2003; therefore, there is no comparative period for the three months ended March 31, 2003.

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 1: Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2003, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Agreement and Plan of Reorganization

On January 31, 2004, Opus Resource Group, Inc. (“OPUS”), the former Registrant, entered into an Agreement and Plan of Reorganization (the “Agreement”) with BlastGard Technologies, Inc. (“BTI”), a Florida corporation. Under the terms of the Agreement, OPUS agreed to acquire all of the issued and outstanding common stock of BTI in exchange for 91,000,000 (pre-split) shares of its common stock. Following the acquisition, the former shareholders of BTI held approximately 94.4 percent of the Company’s outstanding common stock, resulting in a change in control. In addition, BTI became a wholly-owned subsidiary of OPUS. However, for accounting purposes, the acquisition has been treated as a recapitalization of BTI, with OPUS the legal surviving entity. Since OPUS had minimal assets and no operations, the recapitalization has been accounted for as the sale of 4,396,903 shares of BTI common stock for the net liabilities of OPUS. Therefore, the historical financial information prior to the date of the reverse business acquisition, is the financial information of BTI.

On March 31, 2004, OPUS changed its name to BlastGard International, Inc.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. As of March 31, 2004, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Note 2: Related party transactions

During the three months ended March 31, 2004, officers paid expenses on behalf of the Company totaling $7,356 and advanced the Company an additional $27,000. Prior to March 31, 2004, the Company repaid the officers $3,688. The remaining balance of $30,668 is included in the accompanying condensed financial statements as “Indebtedness to related parties”.

As part of the reverse business acquisition, the Company obtained two liabilities owed to related parties. The Company owes a former officer $1,441 for expenses paid on behalf of the Company, which is included in the accompanying condensed financial statements as “Indebtedness to related parties”. The Company also owes a shareholder $1,072 in accrued interest on a loan that was repaid during December 2002.

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 3: Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 4: Notes Payable

The Company’s promissory notes payable consist of the following at March 31, 2004:

Promissory note payable, 10 percent interest rate, matures June 30, 2004	$250,000
Promissory note payable, 10 percent interest rate, matures March 31, 2004, unsecured	100,000

$375,000

The Company has capitalized debt issue costs totaling $125,000 related to the $250,000 promissory note, of which $93,750 was amortized to interest expense as of March 31, 2004.

Accrued interest payable on the notes totaled $20,750 at March 31, 2004.

Note 5: Shareholders’ deficit

During January 2004, prior to the recapitalization, BTI sold 29,120,000 shares (5,824,000 post-split) of its common stock to unrelated, third-party investors for $320.

During February 2004, the Company sold 1,000,000 shares (200,000 post-split) of its common stock to unrelated, third-party investors for $200,000, or $.20 per share.

On March 30, 2004, the Company issued 3,520,000 shares (704,000 post-split) of its common stock in exchange for business consulting services. The common stock was valued at $.20 per share (pre-split) on the transaction date based on contemporaneous sales of stock to unrelated third-party investors. Stock-based compensation expense of $704,000 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2004.

On March 12, 2004, the Company’s Board of Directors declared a 1 for 5 reverse split of its $.001 par value common stock for shareholders of record on March 31, 2004. The stock split reduced the number of common shares outstanding from 99,916,903 to 19,983,424 on March 31, 2004.

On March 31, 2004, the Company issued 16,000 shares (post-split) of its common stock to settle a disputed contract. The common stock was valued at $1.00 per share (post-split) on the transaction date based on contemporaneous sales of stock to unrelated third-party investors. The $16,000 fee is included in the accompanying condensed financial statements as “Contract settlement fee”.

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Options granted to non-employees, accounted for under the fair value method

On February 17, 2004, the Company granted a consultant options to purchase an aggregate of 40,000 shares (post-split) of the Company’s common stock at an exercise price of $2.00 per share. Half of the options vested on the date of grant, the remaining 20,000 options vest on January 1, 2005. The options expire on December 31, 2007. On February 17, 2004 the market value of the stock was $.75 per share. The Company determined that the options had a fair value of approximately $.47 per share, or $18,800, in accordance with SFAS 123. As a result, $9,400 was recorded as stock-based compensation in the accompanying condensed financial statements for the 20,000 options that had vested as of March 31, 2004.

Options granted to employees, accounted for under the intrinsic value method

On January 31, 2004, the Company granted its officers options to purchase an aggregate of 1,860,000 shares (post-split) of the Company’s common stock at an exercise price of $2.00 per share. The options vest as follows:

Number of Options	Date Vested
40,000	February 23, 2004
600,000	June 1, 2004
630,000	January 1, 2005
590,000	January 1, 2006

1,860,000

The options expire on December 31, 2007. There were no options granted with exercise prices that equaled or were less than the fair value of the underlying stock on the date of grant.

On January 31, 2004 the market value of the stock was $1.07 per share. The Company determined that the options had a fair value of approximately $.70 per share, or $1,310,360, in accordance with SFAS 123. Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

March 31, 2004
Net loss, as reported	$(277,289)
Decrease due to:
Employee stock options	(1,310,360)

Pro forma net loss	$(1,587,649)

As reported:
Net loss per share - basic and diluted	$(0.01)

Pro Forma:
Net loss per share - basic and diluted	$(0.08)

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Following is a schedule of changes in common stock options and warrants for the three months ended March 31, 2004:

Description	Options	Warrants
Outstanding at December 31, 2003	670,433	250,000
Granted	1,900,000	—
Expired	(529,558)	—
March 2004 reverse stock split	(112,700)	(180,000)

Outstanding at March 31, 2004	1,928,175	70,000

Item 2. Plan of operation

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

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company’s actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2004, have been included.

Reorganization with BlastGard Technologies, Inc.

On January 31, 2004, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”), the Company acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc. (“BTI”), a Florida corporation, from BTI’s shareholders, in exchange for an aggregate of 91,000,000 shares of the Company’s common stock. BTI is a development stage company that was created to develop, design, manufacture, and market proprietary blast mitigation materials. BTI’s patent-pending BlastWrap™ technology is designed to effectively mitigate blasts and suppress fires resulting from explosions. As a result of the Reorganization Agreement, a change in control and change in management of the Company occurred and BTI became a wholly-owned subsidiary of the Company. The Reorganization Agreement also provided that the Company hold a shareholders meeting to (i) change the name of the corporation to BlastGard International, Inc., and (ii) approve a reverse split of the outstanding common stock on a 5:1 basis. A Special Shareholder meeting was held on March 12, 2004, and both proposals were approved. The name change and the reverse split of the outstanding common stock became effective on March 31, 2004.

The Company intends to focus exclusively on the business plan of BTI. BTI was formed on September 26, 2003, and is a development stage company. BTI’s audited financial statements do not reflect any material operations, revenues or liabilities. BTI acquired its only significant asset, a patent application for BlastWrap™, in January 2004.

Financial Results

Pursuant to the Reorganization Agreement, BTI became a wholly-owned subsidiary of the Company. However, for accounting purposes, the acquisition has been treated as a recapitalization of BTI, with the Company the legal surviving entity.

The Company is considered a development stage company and has not record any revenues from inception to date. At March 31, 2004, the Company had a retained deficit of $989,156, and cash on hand of $3,139. The Company is in immediate need of financing, as described below.

In February 2004, the Company raised $200,000 by selling 200,000 (as adjusted to reflect the 5:1 reverse split of the outstanding common stock that occurred on March 31, 2004, as described in Part II, Item 2, below) pre-spit) shares of its common stock to five investors. As of the end of the quarter, substantially all of these funds had been used, primarily to compensate employees and consultants.

During the quarter the Company issued an aggregate of 720,000 shares (as adjusted to reflect the 5:1 reverse split of the outstanding common stock that occurred on March 31, 2004, as described in Part II, Item 2, below) to six persons as compensation for services rendered. The Statement of Operations for the quarter reflects a charge of $704,000 as stock based compensation for consulting services, and $16,000 as a contract settlement fee (for services rendered).

Immediate Need of Funding

Subsequent to the end of the quarter covered by this report, the Company commenced a private placement offering to accredited investors to raise up to $3 million through the sale of common stock at $1.50 per share. As of the date of filing of this report, approximately $300,000 has been raised. There can be no assurance, however, that market conditions will permit the Company to raise sufficient funds or that additional financing will be available when needed or on terms acceptable to the Company.

The Company is in immediate need of funding. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities and Use of Proceeds.

In January 2004, former management caused the Company to issue an aggregate of 1,187,300 shares of its restricted common stock to five persons in settlement of outstanding debt (745,250 shares issued in settlement of outstanding salary and consulting fees, and 442,050 shares issued in settlement of outstanding loans, expenses and interest. Included in these were shares issued to Robert P. Gordon, an officer and director of the Company at that time (130,000 shares were issued in settlement of $13,000 in accrued salary and 72,000 shares were issued in settlement of $7,200 in accrued rent expense); and Paul W. Henry, a director of the Company at that time (330,000 shares were issued in settlement of $33,000 in accrued consulting fees). The Company believes these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933. The transactions did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on the certificates evidencing the shares.

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

On March 31, 2004, the Company effected a 5:1 reverse split of the outstanding common stock. Pursuant to the reverse split: 1) every five outstanding pre-split shares were exchanged for one post-split share; 2) fractional shares created as a result of the reverse-split were rounded up to the nearest whole share; 3) the number of shares authorized remained 100,000,000; and 4) the par value per share remained $.001.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of Stockholders on March 12, 2004. Only holders of record as of February 12, 2004, representing an aggregate of 95,396,903 (pre-split) shares, were eligible to vote, and proxies were not solicited. The purpose of the meeting was to vote on the following proposals, both of which were passed:

Proposal 1:	To amend the Articles of Incorporation to change of the name of the Company from Opus Resource Group, Inc. to BlastGard International, Inc.

For	Against	Abstain
61,880,000	-0-	-0-

Proposal 2:	Approval of the 5:1 reverse split of the Company’s outstanding common stock:

For	Against	Abstain
61,880,000	-0-	-0-

March 31, 2004, was the effective date of the name change and the reverse-split of the outstanding common stock.

Item 5. Other Information.

As more fully described above in Item 4 (Submission of Matters to a Vote of Security Holders), effective March 31, 2004, the Company’s name changed to BlastGard International, Inc., and a 5:1 reverse split of the outstanding common stock was effected.

Effective January 31, 2004, the Company entered into employment contracts with each of its three new officers: James F. Gordon, Michael J. Gordon, and John L. Waddell, Jr. Copies of the agreements are included as exhibits to this report.

On April 20, 2004, the Company established an advisory board with respect to internal operations, which includes advice regarding: a) the formation of corporate goals and their implementation; b) the financial structure, programs, and projects of the Company; c) corporate organization and personnel; and d) rendering advice with respect to any acquisition program of the Company. The Company has engaged Elliott H. Cole, a partner at Patton Boggs, a Washington, D.C. - based full-service law firm that specializes in international and trade law; and Colonel John C. Garrett, a Defense/Security advisor at Patton Boggs, as the initial members of the advisory board.

On April 27, 2004, the Company hired Kevin Sharpe as Vice President - Engineering & Product Development, effective May 1, 2004. Mr. Sharpe was with Dstl/DERA (Defence Science and Technology Laboratory (an agency of the UK Ministry of Defence) and Defence Evaluation and Research Agency), where Mr. Sharpe held a series of increasingly responsible positions during his twenty-three year employment in explosive engineering, structural response to blast loading and ballistic impact, explosives and munitions design and ordnance disposal.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Filed herewith).

3.8	The Company’s Bylaws, as amended and currently in effect. (Filed herewith).

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Filed herewith.)

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Filed herewith.)

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Filed herewith.)

Exhibit Number	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

(b) Reports on Form 8-K

On February 10, 2004, the Company filed a current report on Form 8-K (report dated January 31, 2004) to report that the Company acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc.

On March 26, 2004, the Company filed an amended current report on Form 8-K/A-1 (report dated January 31, 2004) to provide the required financial information for the acquisition of BlastGard Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: May 14, 2004	By:	/s/ James F. Gordon
James F. Gordon, Chief Executive Officer

Dated: May 14, 2004	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Filed herewith).

3.8	The Company’s Bylaws, as amended and currently in effect. (Filed herewith).

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Filed herewith.)

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Filed herewith.)

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Filed herewith.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).