Form 10QSB
period 2004-06-30
BLASTGARD INTERNATIONAL INC
filed 2004-08-13
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2004, the issuer had 21,033,958 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

INDEX

Page
PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed balance sheet, June 30, 2004 (unaudited)	F-1

Condensed statements of operations, three and months ended June 30, 2004 and 2003 (unaudited), and September 26, 2003 (inception) through June 30, 2004 (unaudited)	F-2

Condensed statement of Changes in Shareholders’ Deficit at June 30, 2004 (unaudited)	F-3

Condensed statements of cash flows, three and six months ended June 30, 2004 and 2003 (unaudited), and September 26, 2004 (inception) through June 30, 2004 (unaudited)	F-4

Notes to condensed financial statements (unaudited)	F-5

Item 2. Management’s Plan of Operation.	1

Item 3. Controls and Procedures	2

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	3

Item 2. Changes in Securities and Use of Proceeds	3

Item 3. Defaults upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits and Reports on Form 8-K	3

Signatures	5

i

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Balance Sheet

(Unaudited)

June 30, 2004
Assets
Current Assets:
Cash	$499,570
Employee advances	1,836

Total current assets	501,406

Property and equipment, net	15,041
Deferred costs	4,485

$520,932

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$239,737
Indebtedness to related parties (Note 2)	1,780
Note payable (Notes 4)	350,000
Accrued interest payable (Note 4)	31,500

Total current liabilities	623,017

Shareholders’ deficit (Note 5):
Preferred stock,-0- shares outstanding	—
Common stock, 20,928,791 shares outstanding	20,929
Outstanding common stock options - 1,955,175	55,576
Outstanding common stock warrants - 70,000	243,251
Additional paid-in capital	1,413,778
Deficit accumulated during development stage	(1,835,619)

Total shareholder’s deficit	(102,085)

$520,932

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	September 26, 2003 (Inception) Through June 30, 2004
Licensing fee revenue	$—	$—	$5,000

Operating expenses:
Stock-based compensation (Note 5):
Officers and directors	—	—	12,500
Consulting services	450,000	1,154,000	1,154,000
Granted stock options	3,676	13,076	13,076
General and administrative	297,854	501,478	505,633
Research and development	54,341	54,341	54,341
Contract settlement fee (Note 5)	—	16,000	16,000
Depreciation and amortization	1,064	1,705	1,705
Gain on settlement of liabilities	(2,465)	(2,465)	(2,465)
Loss on disposal of assets	—	1,834	1,834

Total operating expenses	804,470	1,739,969	1,756,624

Operating loss	(804,470)	(1,739,969)	(1,751,624)
Interest income	7	7	7
Interest expense (Note 4)	(42,000)	(84,002)	(84,002)

Loss before income taxes	(846,463)	(1,823,964)	(1,835,619)
Income tax provision (Note 3)	—	—	—

Net loss	$(846,463)	$(1,823,964)	$(1,835,619)

Basic and diluted loss per share	$(0.04)	$(0.09)

Basic and diluted weighted average common shares outstanding	20,560,880	20,006,819

Blastgard International, Inc. was incorporated on September 26, 2003; therefore, there are no comparative periods for the three and six months ended June 30, 2003.

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statement of Changes in Shareholders' Deficit

(Unaudited)

			Outstanding Common Stock Options	Outstanding Common Stock Warrants	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
	Common Stock
	Shares	Par Value
Balance at January 1, 2004	61,880,000	$61,880	$—	$—	$(49,380)	$(11,655)	$845

January 2004, sale of common stock (Note 5)	29,120,000	29,120	—	—	(28,800)	—	320
January 2004, stock issued to acquire the net liabilities of OPUS Resource Group (Note 1)	4,396,903	4,397	223,308	293,250	(1,127,367)	—	(606,412)

January 31, 2004, following reverse business combination	95,396,903	95,397	223,308	293,250	(1,205,547)	(11,655)	(605,247)

February 2004, sale of common stock (Note 5)	1,000,000	1,000	—	—	199,000	—	200,000
February 2004, granted stock options (Note 5)	—	—	9,400	—	—	—	9,400
March 2004, expired stock options and warrants (Note 5)	—	—	(180,808)	(49,999)	230,807	—	—
March 2004, stock issued in exchange for consulting services (Note 5)	3,520,000	3,520	—	—	700,480	—	704,000
March 2004, reverse stock split (Note 5)	(79,933,479)	(79,934)	—	—	79,934	—	—
March 2004, stock issued as payment for contract settlement fee (Note 5)	16,000	16	—	—	15,984	—	16,000
April 2004, granted stock options (Note 5)	—	—	3,446	—	—	—	3,446
April through June 2004, sale of common stock (Note 5)	629,367	630	—	—	943,420	—	944,050
May 2004, granted stock options (Note 5)	—	—	230	—	—	—	230
May 2004, stock issued in exchange for consulting services (Note 5)	300,000	300	—	—	449,700	—	450,000
Net loss for the six months ended June 30, 2004	—	—	—	—	—	(1,823,964)	(1,823,964)

Balance at June 30, 2004	20,928,791	$20,929	$55,576	$243,251	$1,413,778	$(1,835,619)	$(102,085)

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2004	September 26, 2003 (Inception) Through June 30, 2004
Net cash used in operating activities	$(605,203)	$(600,718)

Cash flows from investing activities:
Payments for deferred costs	—	(4,485)
Purchases of property and equipment	(14,597)	(14,597)

Net cash used in investing activities	(14,597)	(19,082)

Cash flows from financing activities:
Proceeds from the sale of common stock (Note 5)	1,144,370	1,144,370
Principal payments on notes payable	(25,000)	(25,000)

Net cash provided by financing activities	1,119,370	1,119,370

Net change in cash	499,570	499,570
Cash, beginning of period	—	—

Cash, end of period	$499,570	$499,570

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$2,500	$2,500

Interest	$—	$—

Blastgard International, Inc. was incorporated on September 26, 2003; therefore, there is no comparative period for the six months ended June 30, 2003.

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

On March 31, 2004, OPUS changed its name to BlastGard International, Inc.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. As of June 30, 2004, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Note 2: Related party transactions

During the six months ended June 30, 2004, officers paid expenses on behalf of the Company totaling $49,173 and advanced the Company an additional $27,000. Prior to June 30, 2004, the Company repaid the officers $74,393. The remaining balance of $1,780 is included in the accompanying condensed financial statements as “Indebtedness to related parties”.

As part of the reverse business acquisition, the Company obtained a liability owed to a former officer. The Company owed the former officer $1,441 for expenses paid on behalf of the Company, which was repaid as of June 30, 2004.

Note 3: Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 4: Notes Payable

The Company’s promissory notes payable consist of the following at June 30, 2004:

Promissory note payable, 10 percent interest rate, matures June 30, 2004	$250,000
Promissory note payable, 10 percent interest rate, matures March 31, 2004, unsecured	100,000

$350,000

The Company has capitalized debt issue costs totaling $125,000 related to the $250,000 promissory note. All $125,000 was amortized to interest expense as of June 30, 2004.

Both notes are in default as of June 30, 2004.

Accrued interest payable on the notes totaled $31,500 at June 30, 2004.

Note 5: Shareholders’ deficit

During January 2004, prior to the recapitalization, BTI sold 29,120,000 shares (5,824,000 post-split) of its common stock to unrelated, third-party investors for $320.

During February 2004, the Company sold 1,000,000 shares (200,000 post-split) of its common stock to unrelated, third-party investors for $200,000, or $.20 per share.

On March 30, 2004, the Company issued 3,520,000 shares (704,000 post-split) of its common stock in exchange for business consulting services. The common stock was valued at $.20 per share (pre-split) on the transaction date based on contemporaneous sales of stock to unrelated third-party investors. Stock-based compensation expense of $704,000 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2004.

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

From April through June 2004, the Company sold 629,367 shares (post-split) of its common stock to unrelated, third-party investors for $944,050, or $1.50 per share.

On May 26, 2004, the Company issued 300,000 shares (post-split) of its common stock in exchange for business consulting services. The common stock was valued at $1.50 per share (post-split) on the transaction date based on contemporaneous sales of stock to unrelated third-party investors. Stock-based compensation expense of $450,000 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2004.

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

During April and May 2004, the Company granted three consultants options to purchase an aggregate of 27,000 shares (post-split) of the Company’s common stock at an exercise price of $2.00 per share. The options vest at a rate of 1,500 per month over a period of 18 months. The options expire on December 31, 2008. The fair market value of the stock was $1.50 per share on the date of grant. The Company determined that the options had a fair value of approximately $.92 per share, or $24,813, in accordance with SFAS 123. As a result, $3,676 was recorded as stock-based compensation in the accompanying condensed financial statements for the 4,000 options that had vested as of June 30, 2004.

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

June 30, 2004
Net loss, as reported	$(1,823,964)
Decrease due to:
Employee stock options	(1,310,360)

Pro forma net loss	$(3,134,324)

As reported:
Net loss per share - basic and diluted	$(0.09)

Pro Forma:
Net loss per share - basic and diluted	$(0.16)

Following is a schedule of changes in common stock options and warrants for the six months ended June 30, 2004:

Description	Options	Warrants
Outstanding at December 31, 2003	670,433	250,000
Granted	1,927,000	—
Expired	(529,558)	—
March 2004 reverse stock split	(112,700)	(180,000)

Outstanding at June 30, 2004	1,955,175	70,000

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended June 30, 2004, have been included.

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

The Company is considered a development stage company and has not record any revenues from inception to date. At June 30, 2004, the Company had an accumulated defict of $1,835,619, and cash on hand of $499,570. As of the date of this filing, the Company has not completed its financing, as described below.

In February 2004, the Company raised $200,000 by selling 200,000 (as adjusted to reflect the 5:1 reverse split of the outstanding common stock that occurred on March 31, 2004, as described in Part II, Item 2, below) shares of its common stock to five investors. Substantially all of these funds had been used primarily to compensate employees and consultants, during the first quarter of 2004.

During the quarter ending March 31, 2004, the Company issued an aggregate of 720,000 shares (as adjusted to reflect the 5:1 reverse split of the outstanding common stock that occurred on March 31, 2004, as described in Part II, Item 2, below) to six persons as compensation for services rendered. The Statement of Operations for the quarter reflects a charge of $704,000 as stock based compensation for consulting services, and $16,000 as a contract settlement fee (for services rendered).

During the quarter ending June 30, 2004, the Company raised $944,050 by selling 629,367 shares of its restricted common stock to thirty four investors. These funds have been used to implement the Company’s business plan.

Need for Additional Funding

The Company commenced a private placement offering to accredited investors in April 2004 to raise up to $3 million through the sale of common stock at $1.50 per share. As of the date of filing of this report, approximately $1,101,800 has been raised. There can be no assurance, however, that market conditions will permit the Company to raise sufficient funds or that additional financing will be available when needed or on terms acceptable to the Company. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.         None.

Item 2. Changes in Securities and Use of Proceeds.

During the quarter ending June 30, 2004, the Company sold 629,367 shares of its restricted common stock to thirty four investors, with gross proceeds to the Company of $944,050. The Company believes this private placement was exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.

On May 25, 2004, the Company entered into an agreement with Prisma Capital Markets, LLC, appointing Prisma as an exclusive distributor of the Company’s products in Kuwait. Prisma also agreed to arrange for, and pay the costs and expenses related to, the testing and demonstration of the Company’s products in Kuwait, in exchange for 300,000 shares of restricted common stock of the Company. The Company also granted Prisma warrants entitling Prisma to purchase up to 4,401,720 shares of Common Stock of the Company at an exercise price of $2.062 per share, which would be exercisable only upon Prisma’s meeting various sales goals totaling $30,000,000 in sales. The Company believes this transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the securities. In July 2004, the Company notified Prisma that the agreement was cancelled due to Prisma’s failure to arrange for the testing of the Company’s products in Kuwait, and demanded the return of the certificates representing the common stock and the warrants. The Company has subsequently been dealing directly with the U.S. Military and U.S. Embassy in Kuwait and has successfully arranged for the testing and demonstration of the Company’s products at a U.S. test range in Kuwait in October 2004.

Item 3. Defaults Upon Senior Securities.         None.

Item 4. Submission of Matters to a Vote of Security Holders.         None

Item 5. Other Information.

On April 20, 2004, the Company established an advisory board with respect to internal operations, which includes advice regarding: a) the formation of corporate goals and their implementation; b) the financial structure, programs, and projects of the Company; c) corporate organization and personnel; and d) rendering advice with respect to any acquisition program of the Company. The current members of the advisory board are David E. Forbes and Colonel John C. Garrett.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.8	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

(b) Reports on Form 8-K

There were no reports on Form 8-K during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: August 13, 2004	By:	/s/ James F. Gordon
James F. Gordon,
Chief Executive Officer

Dated: August 13, 2004	By:	/s/ Michael J. Gordon
Michael J. Gordon,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.8	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)