Form 10QSB
period 2004-09-30
BLASTGARD INTERNATIONAL INC
filed 2004-11-04
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2004, the issuer had 21,176,625 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

INDEX

Page

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed balance sheet, September 30, 2004 (unaudited)	F-1

Condensed statements of operations, three and nine months ended September 30, 2004 and 2003 (unaudited), and September 26, 2003 (inception) through September 30, 2004 (unaudited)	F-2

Condensed statement of Changes in Shareholders’ Deficit at September 30, 2004 (unaudited)	F-3

Condensed statements of cash flows, three and nine months ended September 30, 2004 and 2003 (unaudited), and September 26, 2003 (inception) through September 30, 2004 (unaudited)	F-4

Notes to condensed financial statements (unaudited)	F-5

Item 2. Management’s Plan of Operation.	1

Item 3. Controls and Procedures	2

PART 2 — OTHER INFORMATION

Item 1. Legal Proceedings	3

Item 2. Changes in Securities and Use of Proceeds	3

Item 3. Defaults upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits and Reports on Form 8-K	3

Signatures	5

i

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Balance Sheet

(Unaudited)

September 30, 2004

Assets

Current Assets:
Cash	$167,932

Total current assets	167,932

Property and equipment, net	17,283
Deferred costs	4,485

$189,700

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$78,380
Note payable (Notes 4)	100,000
Accrued interest payable (Note 4)	11,000
Accrued interest payable to shareholder (Note 2)	1,072

Total current liabilities	190,452

Shareholders’ deficit (Note 5):
Preferred stock,-0- shares outstanding	—
Common stock, 21,176,625 shares outstanding	21,177
Outstanding common stock options - 1,955,175	59,712
Outstanding common stock warrants - 70,000	243,251
Additional paid-in capital	1,785,281
Deficit accumulated during development stage	(2,110,173)

Total shareholder’s deficit	(752)

$189,700

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	September 26, 2003 (Inception) Through September 30, 2003	September 26, 2003 (Inception) Through September 30, 2004
Revenues:
Sales	$595	$595	$—	$595
Licensing fees	—	—	5,000	5,000

Total revenues	595	595	5,000	5,595

Operating expenses:
Stock-based compensation (Note 5):
Officers and directors	—	—	12,500	12,500
Consulting services	—	1,154,000	—	1,154,000
Granted stock options	4,186	17,262	—	17,262
General and administrative	373,937	842,217	—	846,372
Research and development	47,106	101,447	—	101,447
Contract settlement fee (Note 5)	—	16,000	—	16,000
Depreciation and amortization	866	2,571		2,571
Gain on settlement of liabilities (Note 4)	(121,500)	(123,965)	—	(123,965)
Loss on disposal of assets	—	1,834	—	1,834

Total operating expenses	304,595	2,011,366	12,500	2,028,021

Operating loss	(304,000)	(2,010,771)	(7,500)	(2,022,426)

Interest income	748	755	—	755
Interest expense (Note 4)	(4,500)	(88,502)	—	(88,502)

Loss before income taxes	(307,752)	(2,098,518)	(7,500)	(2,110,173)

Income tax provision (Note 3)	—	—	—	—
Net loss	$(307,752)	$(2,098,518)	$(7,500)	(2,110,173)

Basic and diluted loss per share	$(0.01)	$(0.10)	$(0.00)

Basic and diluted weighted average common shares outstanding	21,121,180	20,378,272	12,376,000

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statement of Changes in Shareholders’ Deficit

(Unaudited)

	Common Stock		Outstanding Common Stock Options	Outstanding Common Stock Warrants	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
	Shares	Par Value
Balance at January 1, 2004	61,880,000	$61,880	$—	$—	$(49,380)	$(11,655)	$845

January 2004, sale of common stock (Note 5)	29,120,000	29,120	—	—	(28,800)	—	320
January 2004, stock issued to acquire the net liabilities of OPUS Resource Group (Note 1)	4,396,903	4,397	223,308	293,250	(1,127,367)	—	(606,412)

January 31, 2004, following reverse business combination	95,396,903	95,397	223,308	293,250	(1,205,547)	(11,655)	(605,247)

February 2004, sale of common stock (Note 5)	1,000,000	1,000	—	—	199,000	—	200,000
February 2004, granted stock options (Note 5)	—	—	9,400	—	—	—	9,400
March 2004, expired stock options and warrants (Note 5)	—	—	(180,808)	(49,999)	230,807	—	—
March 2004, stock issued in exchange for consulting services (Note 5)	3,520,000	3,520	—	—	700,480	—	704,000
March 2004, reverse stock split (Note 5)	(79,933,479)	(79,934)	—	—	79,934	—	—
March 2004, stock issued as payment for contract settlement fee (Note 5)	16,000	16	—	—	15,984	—	16,000
April 2004, granted stock options (Note 5)	—	—	3,446	—	—	—	3,446
April through September 2004, sale of common stock (Note 5)	758,201	759	—	—	1,136,542	—	1,137,301
May 2004, stock issued in exchange for consulting services (Note 5)	300,000	300	—	—	449,700	—	450,000
August 2004, stock issued in exchange for debt repayment (Note 4)	119,000	119	—	—	178,381	—	178,500
Vesting of stock options (Note 5)	—	—	4,366	—	—	—	4,366
Net loss for the nine months ended September 30, 2004	—	—	—	—	—	(2,098,518)	(2,098,518)

Balance at September 30, 2004	21,176,625	$21,177	$59,712	$243,251	$1,785,281	$(2,110,173)	$(752)

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2004	September 26, 2003 (Inception) Through September 30, 2003	September 26, 2003 (Inception) Through September 30, 2004
Net cash used in operating activities	$(1,026,664)	$—	$(1,022,179)

Cash flows from investing activities:
Payments for deferred costs	—	—	(4,485)
Purchases of property and equipment	(17,705)	—	(17,705)

Net cash used in investing activities	(17,705)	—	(22,190)

Cash flows from financing activities:
Proceeds from the sale of common stock (Note 5)	1,337,301	—	1,337,301
Principal payments on notes payable	(125,000)	—	(125,000)

Net cash provided by financing activities	1,212,301	—	1,212,301

Net change in cash	167,932	—	167,932

Cash, beginning of period	—	—	—

Cash, end of period	$167,932	$—	$167,932

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,500	$—	$2,500

Income taxes	$—	$—	$—

Noncash investing and financing transactions:
Common stock issued in exchange for debt repayment (Note 4)	$178,500	$—	$178,500

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

On March 31, 2004, OPUS changed its name to BlastGard International, Inc.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. As of September 30, 2004, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Note 2:    Related party transactions

During the nine months ended September 30, 2004, officers paid expenses on behalf of the Company totaling $49,173 and advanced the Company an additional $27,000. The Company repaid the officers in full as of September 30, 2004.

As part of the reverse business acquisition, the Company obtained a liability owed to a former officer. The Company owed the former officer $1,441 for expenses paid on behalf of the Company, which was repaid as of June 30, 2004.

As part of the reverse business acquisition, the Company obtained a liability for accrued interest owed to a shareholder. The accrued interest liability, totaling $1,072, remained unpaid at September 30, 2004 and is included in the accompanying condensed financial statements as “Accrued interest payable to shareholder”.

Note 3:    Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 4:    Notes Payable

The Company’s promissory note payable consists of the following at September 30, 2004:

Promissory note payable, 10 percent interest rate, matures March 31, 2004, unsecured	$100,000

The note is in default as of June 30, 2004.

Accrued interest payable on the note totaled $11,000 at September 30, 2004.

Debt Settlement

On August 24, 2004, the Company settled, as payment in full, a past-due promissory note. Under the original terms of the note, the Company agreed to pay the principal amount of $250,000, plus interest at the rate of 10% per annum. Accrued interest as of June 30, 2004 was $25,000. Pursuant to the original loan agreement, the Company also had agreed to issue 3,334 shares (adjusted to reflect stock splits) of common stock and guaranteed that the shares would have a market value of $125,000 as of June 30, 2004 (the shares were never issued). The $125,000 was capitalized as debt issue costs and amortized to interest expense over the term of the note, with all $125,000 charged to interest expense as of June 30, 2004.

In full payment of the promissory note and in settlement of any and all obligations the Company had under the original loan agreement, the Company paid to the lender $100,000 in cash, issued 119,000 shares of restricted common stock, and delivered to the lender 50,000 shares that were already outstanding in the name of Robert P. Gordon, a former officer and former director of the Company. The 50,000 shares from Robert P. Gordon were from the 100,000 shares held in escrow for the benefit of the Company to pay any contingent or undisclosed liabilities, pursuant to the Agreement and Plan of Reorganization between the Company and BlastGard Technologies, Inc. dated January 31, 2004.

The 119,000 common shares issued by the Company were valued at $1.50 per share, or $178,500, based on contemporaneous common stock sales to unrelated third-party investors. The consideration paid by the Company to settle the debt totaled $278,500 ($100,000 in cash and $178,500 in stock). The value of the debt totaled $400,000 ($250,000 in principal, $25,000 in accrued interest, and $125,000 in debt issue costs). As a result, the Company recorded a $121,500 gain on the debt settlement, which is included in the accompanying condensed financial statements as “Gain on settlement of liabilities”.

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

On March 31, 2004, the Company issued 16,000 shares of its common stock to settle a disputed contract. The common stock was valued at $1.00 per share on the transaction date based on contemporaneous sales of stock to unrelated third-party investors. The $16,000 fee is included in the accompanying condensed financial statements as “Contract settlement fee”.

From April through September 2004, the Company sold 758,201 shares of its common stock to unrelated, third-party investors for $1,137,301, or $1.50 per share.

On May 26, 2004, the Company issued 300,000 shares of its common stock in exchange for business consulting services. The common stock was valued at $1.50 per share on the transaction date based on contemporaneous sales of stock to unrelated third-party investors. Stock-based compensation expense of $450,000 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2004.

On August 24, 2004, the Company issued 119,000 shares of its common stock in exchange for the payment of a promissory note (see Note 4). The common stock was valued at $1.50 per share on the transaction date based on contemporaneous sales of stock to unrelated third-party investors

Options granted to non-employees, accounted for under the fair value method

On February 17, 2004, the Company granted a consultant options to purchase an aggregate of 40,000 shares (post-split) of the Company’s common stock at an exercise price of $2.00 per share. Half of the options vested on the date of grant, the remaining 20,000 options vest on January 1, 2005. The options expire on December 31, 2007. On February 17, 2004 the market value of the stock was $.75 per share. The Company determined that the options had a fair value of approximately $.47 per share, or $18,800, in accordance with SFAS 123. As a result, $9,400 was recorded as stock-based compensation in the accompanying condensed financial statements for the 20,000 options that had vested as of September 30, 2004.

During April and May 2004, the Company granted three consultants options to purchase an aggregate of 27,000 shares (post-split) of the Company’s common stock at an exercise price of $2.00 per share. The options vest at a rate of 1,500 per month over a period of 18 months. The options expire on December 31, 2008. The fair market value of the stock was $1.50 per share on the date of grant. The Company determined that the options had a fair value of approximately $.92 per share, or $24,813, in accordance with SFAS 123. As a result, $7,812 was recorded as stock-based compensation in the accompanying condensed financial statements for the options that had vested as of September 30, 2004.

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

September 30, 2004
Net loss, as reported	$(2,098,518)
Decrease due to:
Employee stock options	(1,310,360)

Pro forma net loss	$(3,408,878)

As reported:
Net loss per share - basic and diluted	$(0.10)

Pro Forma:
Net loss per share - basic and diluted	$(0.17)

Following is a schedule of changes in common stock options and warrants for the nine months ended September 30, 2004:

Description	Options	Warrants
Outstanding at December 31, 2003	670,433	250,000
Granted	1,927,000	—
Expired	(529,558)	—
March 2004 reverse stock split	(112,700)	(180,000)

Outstanding at September 30, 2004	1,955,175	70,000

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2004, have been included.

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

The Company is considered a development stage company and has recorded only nominal revenues from inception to date. At September 30, 2004, the Company had an accumulated deficit of $2,110,173, and cash on hand of $167,932.

To date, the Company has relied on management’s ability to raise capital through equity private placement financings to fund its operations. During the current fiscal year, the Company raised capital through the following private placement transactions:

In February 2004, the Company raised $200,000 by selling 200,000 (as adjusted to reflect the 1:5 reverse split of the outstanding common stock that occurred on March 31, 2004) shares of its common stock to five investors. Substantially all of these funds had been used primarily to compensate employees and consultants, during the first quarter of 2004.

During the quarter ending June 30, 2004, the Company raised $944,050 by selling 629,367 shares of its restricted common stock (at $1.50 per share) to thirty four accredited investors. These funds have been used to implement the Company’s business plan.

During the quarter ending September 30, 2004, the Company raised $193,250 by selling 128,834 shares of its restricted common stock (at $1.50 per share) to twelve accredited investors. These funds have been used to implement the Company’s business plan.

The Company intends to file a registration statement to register the shares for resale by the investors in these private placements.

Need for Additional Funding

The Company requires additional capital to enable it to continue as a going concern.

In the fourth quarter of 2004, the Company intends to pursue private placement offerings of its securities to accredited investors to raise up to $5 million. As of the date of filing of this report, no funds have been raised.

There can be no assurance that market conditions will permit the Company to raise sufficient funds or that additional financing will be available when needed or on terms acceptable to the Company. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.            None.

Item 2. Changes in Securities and Use of Proceeds.

During the quarter ending September 30, 2004, the Company sold 128,834 shares of its restricted common stock (at $1.50 per share) to twelve accredited investors, with gross proceeds to the Company of $193,250. The Company believes this private placement was exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares.

As described in Part II, Item 5, below, the Company issued 119,000 shares of restricted common stock to a holder of a promissory note as partial consideration for the settlement of the note. The Company believes that the issuance of the 119,000 shares was exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on the certificate evidencing the shares.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information.

On August 24, 2004, the Company settled, as payment in full, a past-due loan evidenced by a one-year promissory note dated June 30, 2003, due to Onne Vroom. Under the original terms of the note, the Company agreed to pay the principal amount of $250,000, plus interest at the rate of 10% per annum. Accrued interest as of June 30, 2004 was $25,000. Pursuant to the original loan agreement, the Company also had agreed to issue shares 3,334 shares (adjusted to reflect stock splits) of common stock and guaranteed that the shares would have a market value of $125,000 as of June 30, 2004 (the shares were never issued).

In full payment of the promissory note and in settlement of any and all obligations the Company had under the original loan agreement, the Company paid to Vroom $100,000 in cash, issued 119,000 shares of restricted common stock, and delivered to Vroom 50,000 shares that were already outstanding in the name of Robert P. Gordon, a former officer and former director of the Company. The 50,000 shares from Robert P. Gordon were from the 100,000 shares held by in escrow for the benefit of the Company to pay any contingent or undisclosed liabilities, pursuant to the Agreement and Plan of Reorganization between the Company and BlastGard Technologies, Inc. dated January 31, 2004.

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

(b) Reports on Form 8-K

On August 30, 2004, the Company filed a current report on Form 8-K to report that it had settled a past due loan (as more fully described in Part II, Item 5, above).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: November 3, 2004	By:	/s/ James F. Gordon
James F. Gordon, Chief Executive Officer

Dated: November 3, 2004	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.8	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)