Form 10KSB/A
period 2003-12-31
BLASTGARD INTERNATIONAL INC
filed 2005-03-16
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A-1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:              to

Commission file number: 333-47924

BLASTGARD INTERNATIONAL, INC.

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

Purpose of this Amendment

BlastGard International, Inc. is filing this report on Form 10-KSB/A-1 to amend its annual report for the period ended December 31, 2003. BlastGard International, Inc. was formerly known as Opus Resource Group, Inc. as of the date of filing the original Form 10-KSB for the period ended December 31, 2003 (filed on March 30, 2004). The reasons that we are filing this amendment are as follows:

1.	The financial statements have been revised to reflect retroactively all stock splits, the Statement of Changes in Shareholders’ Equity has been revised to included all equity issuances since inception, and the disclosure in the notes has been revised with respect to earning per share, options and warrants. In addition, the Report of Independent Auditors has been revised to clarify that the audit was performed in accordance with the standards of the Public Company Accounting Oversight Board.

2.	Corrections have been made to the disclosure contained in the Section 302 Certifications by the company’s Chief Executive Officer and Chief Financial Officer, which were filed as exhibits 31.1 and 31.2 to the original Form 10-KSB for the period ended December 31, 2003.

The Section 302 Certifications filed as exhibits 31.1 and 31.2 to the original Form 10-KSB for the period ended December 31, 2003, incorrectly stated that the certifying officers have designed internal controls over financial reporting. The requirement to design internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, does not apply to the company until our first fiscal year ending after July 15, 2006, which for our company means our fiscal year ending December 31, 2006.

PART I

PART II

Item 7. Financial Statements.

The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.

1

PART III

Item 13. Exhibits and Reports on Form 8-K

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

OPUS RESOURCE GROUP, INC.

Dated: March 15, 2005

	By:	/s/ James F. Gordon
James F. Gordon, Chief Executive Officer

Dated: March 15, 2005

	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ John L. Waddell, Jr.
John L. Waddell, Jr., Director

Date: March 15, 2005

	By:	/s/ James F. Gordon
James F. Gordon, Director

Date: March 15, 2005

	By:	/s/ Michael J. Gordon
Michael J. Gordon, Director

Date: March 15, 2005

2

BlastGard International, Inc.

(formerly Opus Resource Group, Inc.

and formerly Opus Media Group)

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

$64,649

See accompanying notes to financial statements

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Statements of Operations

	Years Ended December 31,
	2003	2002
Revenue, net	$—	$358

Operating expenses:
Stock-based compensation (Notes 2 and 6):
Officers and directors	83,100	54,375
Consulting services	90,000	1,000,199
Legal services	5,000	262,754
Rent, related party (Note 2)	7,200	—
Selling, general and administrative	213,339	209,899
Marketing rights fees (Notes 6 and 10)	60,000	—
Cost for rescission of Plan of Reorganization (Note 8)	—	150,000
Loss on deposit following failed acquisition (Note 10)	245,000	—
Record label inducement fee (Note 9)	—	400,000
Depreciation and amortization	10,447	14,153
Asset impairment charge (Note 4)	—	31,917

Total operating expenses	714,086	2,123,297

Operating loss	(714,086)	(2,122,939)

Non-operating income:
Interest income	20	21
Interest expense (Notes 5 and 10)	(79,152)	(2,225)

Loss before income taxes	(793,218)	(2,125,143)

Income tax provision (Note 7)	—	—

Net loss	$(793,218)	$(2,125,143)

Basic and diluted loss per share	$(0.24)	$(1.34)

Basic and diluted weighted average common shares outstanding	3,255,298	1,590,177

See accompanying notes to financial statements

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Statement of Changes in Shareholders’ Deficit

	Preferred Stock		Common Stock		Outstanding Common Stock Options	Outstanding Common Stock Warrants	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
	Shares	Par Value	Shares	Par Value
Balance at January 1, 2002	—	$—	700,151	$700	$16,858	$243,250	$1,591,756	$(1,952,023)	$(99,459)

January 2002, stock issued to attorney in exchange for services (Note 6)	—	—	18,660	19	—	—	55,981	—	56,000
January 2002, stock issued to consultant in exchange for services (Note 6)	—	—	10,000	10	—	—	112,490	—	112,500
February 2002, sale of common stock (Note 6)	—	—	11,556	11	—	—	119,989	—	120,000
February 2002, stock issued in Plan of Reorganization, net of rescinded shares (Note 8)	—	—	666,700	667	—	—	(667)	—	—
February 2002, options granted to purchase 609,167 shares of common stock (Note 6)	—	—	—	—	205,000	—	—	—	205,000
February 2002, warrants granted to purchase 100,000 shares of common stock (Note 6)	—	—	—	—	—	50,000	—	—	50,000
February 2002, stock issued to attorney in exchange for services (Note 6)	—	—	16,730	17	—	—	32,613	—	32,630
March 2002, stock issued to attorney in exchange for services (Note 6)	—	—	26,660	27	—	—	51,973	—	52,000
March 2002, stock issued to consultants in exchange for services (Note 6)	—	—	178,340	178	—	—	374,322	—	374,500
May 2002, sale of common stock (Note 6)	—	—	66,667	67	—	—	499,933	—	500,000
June 2002, stock issued to attorney in exchange for services (Note 6)	—	—	29,320	29	—	—	41,761	—	41,790
July 2002, stock issued to consultants in exchange for services (Note 6)	—	—	216,670	217	—	—	243,533	—	243,750
July 2002, stock issued to officers in exchange for services (Note 2)	—	—	48,333	48	—	—	54,327	—	54,375
July 2002, options granted to purchase 6,667 shares of common stock (Note 6)	—	—	—	—	1,450	—	—	—	1,450
July 2002, stock issued to attorney in exchange for services (Note 6)	—	—	15,590	16	—	—	23,373	—	23,389
August 2002, stock issued to attorney in exchange for services (Note 6)	—	—	26,220	26	—	—	21,997	—	22,023
September 2002, stock issued to attorney in exchange for services (Note 6)	—	—	35,750	36	—	—	29,455	—	29,491

See accompanying notes to financial statements

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Statement of Changes in Shareholders’ Deficit

	Preferred Stock		Common Stock		Outstanding Common Stock Options	Outstanding Common Stock Warrants	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
	Shares	Par Value	Shares	Par Value
October 2002, stock issued to attorney in exchange for services (Note 6)	—	—	13,920	14	—	—	5,416	—	5,430
November 2002, stock issued to consultant in exchange for services (Note 6)	—	—	33,335	33	—	—	12,967	—	13,000
Net loss	—	—	—	—	—	—	—	(2,125,143)	(2,125,143)

Balance at December 31, 2002	—	—	2,114,602	2,115	223,308	293,250	3,271,219	(4,077,166)	(287,274)

March 2003, stock issued in exchange for marketing rights (Note 6)	—	—	333,334	333	—	—	59,667	—	60,000
March 2003, stock issued to officers and directors in exchange for services (Note 2)	—	—	400,000	400	—	—	71,600	—	72,000
March 2003, stock issued to consultants in exchange for services (Note 6)	—	—	333,334	333	—	—	59,667	—	60,000
April 2003, stock issued to officers and directors in exchange for services (Note 2)	—	—	61,667	62	—	—	11,038	—	11,100
April 2003, stock issued to consultants in exchange for services (Note 6)	—	—	166,667	167	—	—	29,833	—	30,000
May 2003, stock issued to attorney in exchange for services (Note 6)	—	—	33,333	33	—	—	4,967	—	5,000
June 2003, stock issued as payment of a liability owed to a former acquisition candidate (Notes 6 and 8)	—	—	100,000	100	—	—	149,900	—	150,000
Net loss	—	—	—	—	—	—	—	(793,218)	(793,218)

Balance at December 31, 2003	—	$—	3,542,937	$3,543	$223,308	$293,250	$3,657,891	$(4,870,384)	$(692,392)

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

Loss per common share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2003, there were 657,100 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive. Also excluded from the calculation of net loss per share-diluted were 450,000 outstanding common stock warrants, which would also be antidilutive.

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

On March 25, 2003, the Company issued 400,000 shares of its common stock to officers and directors in exchange for operational and consulting services. The market value of the common stock on the transaction date was $.18 per share, resulting in stock-based compensation expense of $72,000 (see Note 6).

On April 14, 2003, the Company issued 61,667 shares of its common stock to officers and directors in exchange for operational and consulting services. The market value of the common stock on the transaction date was $.18 per share, resulting in stock-based compensation expense of $11,100 (see Note 6).

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

During the year ended December 31, 2002, the Company issued 48,333 shares of its common stock to its officers in exchange for operational services. The market value of the common stock on the transaction date was $1.125 per share. Stock-based compensation expense of $54,375 was recognized in the accompanying financial statements for the year ended December 31, 2002.

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

(3)	Property and Equipment

Property and equipment consisted of the following at December 31, 2003:

Property and equipment under capital lease	$29,967
Leasehold improvements	2,802
Furniture and equipment	19,054

51,823
Less accumulated depreciaiton and amortization	(49,674)

$2,149

Depreciation expense totaled $10,447 and $13,991 for the years ended December 31, 2003 and 2002.

(4)	Deferred Costs

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

Reverse stock split

On September 8, 2003, the Company’s Board of Directors declared a 1 for 15 reverse split of its $.001 par value common stock for shareholders of record on September 29, 2003. The stock split reduced the number of common shares outstanding from 53,143,083 to 3,542,937 on September 29, 2003. Shares issued prior to September 29, 2003 have been retroactively restated to reflect the impact of the reverse split.

Common stock

On March 25, 2003, the Company issued 333,334 shares of its common stock in exchange for marketing and consulting services. The market value of the common stock on the transaction date was $.18 per share. Stock-based compensation expense of $60,000 was recognized in the accompanying financial statements for the year ended December 31, 2003.

On March 25, 2003, the Company issued 333,334 shares of its common stock in exchange for marketing rights (see Note 10). The market value of the common stock on the transaction date was $.18 per share. Marketing rights fees of $60,000 were recognized in the accompanying financial statements for the year ended December 31, 2003.

On April 14, 2003, the Company issued 166,667 shares of its common stock in exchange for marketing and consulting services. The market value of the common stock on the transaction date was $.18 per share. Stock-based compensation expense of $30,000 was recognized in the accompanying financial statements for the year ended December 31, 2003.

On May 16, 2003, the Company issued 33,333 shares of its common stock in exchange for legal services. The market value of the common stock on the transaction date was $.15 per share. Stock-based compensation of $5,000 was recognized in the accompanying financial statements for the year ended December 31, 2003.

On June 6, 2003, the Company issued 100,000 shares of its common stock as payment for a $150,000 liability owed to a former acquisition candidate.

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

During February 2002, the Company sold 11,556 shares of its common stock for $120,000 ($10.38 per share).

During May 2002, the Company sold 66,667 shares of its common stock for $500,000 ($7.50 per share).

During the year ended December 31, 2002, the Company issued 438,333 shares of its common stock to unrelated third parties in exchange for marketing, public relations, and other consulting services. The market value of the common stock ranged from $.45 to $11.25 per share. Stock-based compensation expense of $1,000,199 was recognized in the accompanying financial statements for the year ended December 31, 2002.

During the year ended December 31, 2002, the Company issued 182,883 shares of its common stock to its attorney in exchange for legal services. The market value of the common stock ranged from $.45 to $3.00 per share. Stock-based compensation expense of $262,754 was recognized in the accompanying financial statements for the year ended December 31, 2002.

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

Options and warrants granted to non-employees, accounted for under the fair value method

On September 3, 2003, the Company entered into a consulting agreement with JMW Fund, LLC to provide consulting and advisory services to the Company. The Company granted the consultant fully vested warrants to purchase an aggregate of 200,000 shares of the Company’s common stock. On September 3, 2003 the market value of the stock was $.011. The exercise prices on the options range from $.50 to $1.00 and expire on August 31, 2005. The Company determined that the options had no fair value in accordance with SFAS 123.

On March 22, 2002, the Company entered into agreements with thirteen unrelated third party consultants to provide consulting and advisory services to the Company. The Company granted certain of the consultants fully vested options to purchase an aggregate of 466,667 shares of the Company’s common stock. On March 22, 2002 the market value of the stock was $2.10. The exercise prices on the options range from $3.75 to $22.50 and expire on May 31, 2005. The Company determined the fair value of the options in accordance with SFAS 123 to be $.03 per share and have recorded stock based compensation expense of $205,000.

Options granted to employees, accounted for under the fair value method (pro forma)

During the year ended December 31, 2002, employees of the Company were granted options to purchase 165,833 and 3,333 shares of common stock on March 22, 2002 and July 23, 2002, respectively.

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

Warrants

On February 5, 2002, the Company granted warrants to purchase 100,000 shares of the Company’s common stock to former officers and directors of the Company at exercise prices ranging from $7.50 to $30.00 per share (see Note 8). On February 5, 2002 the fair value of the stock was $5.70 per share. The warrants expire on February 5, 2004. The Company determined the fair value of the warrants to be $.50 per share and has recognized stock-based compensation of $50,000.

Summary

Following is a summary of the Company’s stock option awards to purchase shares of common stock as of December 31, 2003, and the changes since inception:

Description	Options	Warrants
Outstanding at January 1, 2002	41,267	150,000
Granted	635,833	100,000
Exercised	—	—
Canceled/expired	(20,000)	—

Outstanding at December 31, 2002	657,100	250,000
Granted	—	200,000
Exercised	—	—
Canceled/expired	—	—

Outstanding at December 31, 2003	657,100	450,000

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

(7)	Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2003 and 2002 follows:

	For the Years Ended December 31,
	2003	2002
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of federal	3.63%	3.63%
Permanent book-to-tax differences	0.00%	0.00%
Net operating loss (NOL) for which no tax benefit is currently available	-37.63%	-37.63%

	0.00%	0.00%

At December 31, 2003, deferred tax assets consisted of a net tax asset of $1,880,270, due to operating loss carryforwards of $4,855,963, which was fully allowed for, in the valuation allowance of $1,880,270. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the years ended December 31, 2003 and 2002 totaled $322,007 and $780,876, respectively. The current tax benefit also totaled $322,007 and $780,876 for the years ended December 31, 2003 and 2002, respectively. The net operating loss carryforward expires through the year 2023.

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

(8)	ToolTrust Agreement and Plan of Reorganization and Subsequent Partial Rescission

On February 5, 2002, the Company acquired 100 percent of the issued and outstanding common stock of ToolTrust Corporation, a private Nevada corporation, in exchange for an aggregate of 1,333,333 shares of the Company’s common stock pursuant to an Agreement and Plan of Reorganization dated October 19, 2001 (the “Reorganization”). At the time of the Reorganization, ClearDialog Communications, Inc. (“ClearDialog”) and LocalToolbox Corporation (“LocalToolbox”) were wholly-owned subsidiaries of ToolTrust. In connection with the Reorganization, the Company formed IDMedical, Inc., a wholly-owned subsidiary to operate the on-line medical records business.

On May 9, 2002, the Company entered into share exchange agreements with certain former shareholders of ClearDialog and LocalToolbox wherein the former shareholders reacquired their shares of ClearDialog and LocalToolbox in exchange for approximately 620,000 shares of the 1,333,333 shares of the Company’s common stock to be issued pursuant to the Reorganization. As a result of the transactions, ToolTrust no longer had an interest in these entities. The Company granted to LocalToolbox a license to utilize the Company’s technology related to on-line medical records. The Company is also obligated to pay LocalToolBox a total of $150,000 in two $75,000 payments that were due on October 19, 2002 and April 19, 2003. Payment of the settlement amount was

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

secured by 100,000 shares of the Company’s restricted common stock and the Company’s technology and pending patent application related to its online medical records business. During the year ended December 31, 2003, the Company issued 100,000 shares of its common stock to LocalToolBox as payment for the $150,000.

Pursuant to an agreement dated May 9, 2002, Robert L. Evans, James K. Robbins and Garrett J. Girvan resigned their respective positions as officers and directors of the Company and its inactive subsidiaries IDMedical, Inc. and ToolTrust. Messrs. Evans, Robbins and Girvan continued as officers/directors of LocalToolbox and ClearDialog.

As part of the closing, the former officers and directors of the Company received warrants to purchase the Company’s common stock (see Note 6):

Officer/Director	Warrants
Richard Schaller, Sr.	11,111 @ $7.50 per share 11,111 @ $15.00 per share 11,111 @ $30.00 per share

Richard Schaller, Jr.	11,111 @ $7.50 per share 11,111 @ $15.00 per share 11,111 @ $30.00 per share

Neil A. Cox	11,111 @ $7.50 per share 11,111 @ $15.00 per share 11,111 @ $30.00 per share

None of the above warrants were exercised and all expired in February 2004.

(9)	Record Label Agreement

In May 2002, the Company sold 66,667 shares of its restricted common stock to an individual for gross proceeds of $500,000. $400,000 of the proceeds were paid to MJJ Ventures, Inc. (“MJJ”) as an inducement fee pursuant to a Label Term Sheet Agreement (“Label Agreement”) dated May 11, 2002, between the Company’s subsidiary, ToolTrust Corporation (“ToolTrust”), and MJJ, as described below.

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

During the year ended December 31, 2003, the Company signed a Memorandum of Understanding (“MOU”) with Blastgard, Inc. (“Blastgard”), pursuant to which the Company issued 333,334 shares of its restricted common stock to Blastgard in exchange for the right to distribute and sell Blastgard products in China. Blastgard was a development stage company with plans to develop, design and manufacture products that mitigate blasts and suppress flash fires resulting from explosions.

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

Common stock

During January 2004, the Company issued 1,187,300 shares of its common stock to settle past due debts to the Company’s creditors, as follows:

1.	323,800 shares as payment for the Company’s $25,000 note payable and $904 in related accrued interest;

2.	202,000 shares as payment for $20,200 of the “Indebtedness to related party”; and

3.	661,500 shares as payment for other account payables and accrued liabilities.

At December 31, 2003, the Company’s accounts payable and accrued expenses totaled $345,917. The Company settled $62,600 of these liabilities during January 2004, prior to its reorganization with Blastgard Technologies, Inc. (see below). Liabilities not settled prior to January 31, 2004 will be reflected on the financial statements of the newly reorganized entity.

Differences between the original amount and the settlement amount will be recorded as an adjustment to the net acquired assets of BTI, because it occurred within one year of the acquisition of BTI.

OPUS RESOURCE GROUP, INC.

(Formerly OPUS Media Group, Inc.)

Notes to Financial Statements

During January 2004, the Company cancelled 333,334 shares of its common stock that was originally issued as part of the Blastgard MOU.

Following the above stock transactions, the Company had 4,396,903 common shares issued and outstanding.

Agreement and Plan of Reorganization

On January 31, 2004, OPUS entered into an Agreement and Plan of Reorganization (the “Agreement”) with Blastgard Technologies, Inc. (“BTI”), a Florida corporation. Under the terms of the Agreement, OPUS agreed to acquire all of the issued and outstanding common stock of BTI in exchange for 91,000,000 shares of OPUS’s common stock. The acquisition has been treated as a reverse acquisition whereby OPUS is considered the legal surviving entity. Costs of the transaction have been charged to the period.

EXHIBIT INDEX

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