Form 10QSB/A
period 2004-06-30
BLASTGARD INTERNATIONAL INC
filed 2005-03-16
CIK 1102358

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

Purpose of this Amendment

BlastGard International, Inc. is filing this report on Form 10-QSB/A-1 to amend its quarterly report for the period ended June 30, 2004.

The purpose of the amendment is to correct the disclosure contained in the Section 302 Certifications by the company’s Chief Executive Officer and Chief Financial Officer, which were filed as exhibits 31.1 and 31.2 to the original Form 10-QSB for the period ended June 30, 2004.

The Section 302 Certifications filed as exhibits to the original Form 10-QSB for the period ended June 30, 2004, incorrectly stated that the certifying officers have designed internal controls over financial reporting. The requirement to design internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, does not apply to the company until our first fiscal year ending after July 15, 2006, which for our company means our fiscal year ending December 31, 2006.

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