Form 10QSB/A
period 2004-09-30
BLASTGARD INTERNATIONAL INC
filed 2005-03-16
CIK 1102358

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

Purpose of this Amendment

BlastGard International, Inc. is filing this report on Form 10-QSB/A-1 to amend its quarterly report for the period ended September 30, 2004. The reasons that we are filing this amendment are as follows:

1.	The financial statements have been revised to reflect retroactively all stock splits, the Statement of Changes in Shareholders’ Equity has been revised to included all equity issuances since inception, and the disclosure in the notes has been revised with respect to earning per share, options and warrants.

2.	Corrections have been made to the disclosure contained in the Section 302 Certifications by the company’s Chief Executive Officer and Chief Financial Officer, which were filed as exhibits 31.1 and 31.2 to the original Form 10-QSB for the period ended September 30, 2004.

The Section 302 Certifications filed as exhibits 31.1 and 31.2 to the original Form 10-QSB for the period ended September 30, 2004, incorrectly stated that the certifying officers have designed internal controls over financial reporting. The requirement to design internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, does not apply to the company until our first fiscal year ending after July 15, 2006, which for our company means our fiscal year ending December 31, 2006.

INDEX

Page
PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed balance sheet, September 30, 2004 (unaudited)	F-1

Condensed statements of operations, three and nine months ended September 30, 2004 and 2003 (unaudited), and September 26, 2003 (inception) through September 30, 2004 (unaudited)	F-2

Condensed statement of Changes in Shareholders’ Deficit at September 30, 2004 (unaudited)	F-3

Condensed statements of cash flows, three and nine months ended September 30, 2004 and 2003 (unaudited), and September 26, 2003 (inception) through September 30, 2004 (unaudited)	F-4

Notes to condensed financial statements (unaudited)	F-5

PART 2 – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	1

Signatures	1

i

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

Reports on Form 8-K

On August 30, 2004, the Company filed a current report on Form 8-K to report that it had settled a past due loan.

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
Michael J. Gordon, Chief Financial Officer and
Principal Accounting Officer

1

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Balance Sheet

(Unaudited)

September 30, 2004

Assets
Current Assets:
Cash	$167,932

Total current assets	167,932

Property and equipment, net	17,283
Deferred costs	4,485

$189,700

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$78,380
Note payable (Notes 4)	100,000
Accrued interest payable (Note 4)	6,500
Accrued interest payable to shareholder (Note 2)	1,072

Total current liabilities	185,952

Shareholders’ equity (Note 5):
Preferred stock, -0- shares outstanding	—
Common stock, 21,176,625 shares outstanding	21,177
Outstanding common stock options	59,712
Outstanding common stock warrants	243,251
Additional paid-in capital	1,785,281
Deficit accumulated during development stage	(2,105,673)

Total shareholder’s equity	3,748

$189,700

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	September 26, 2003 (Inception) Through September 30, 2003	September 26, 2003 (Inception) Through September 30, 2004
Revenues:
Sales	$595	$595	$—	$595
Licensing fees	—	—	5,000	5,000

Total revenues	595	595	5,000	5,595

Operating expenses:
Stock-based compensation (Note 5):
Officers and directors	—	—	12,500	12,500
Consulting services	—	1,154,000	—	1,154,000
Granted stock options	4,186	17,262	—	17,262
General and administrative	371,437	839,717	—	843,872
Research and development	47,106	101,447	—	101,447
Contract settlement fee (Note 5)	—	16,000	—	16,000
Depreciation and amortization	866	2,571		2,571
Gain on settlement of liabilities (Note 4)	(121,500)	(123,965)	—	(123,965)
Loss on disposal of assets	—	1,834	—	1,834

Total operating expenses	302,095	2,008,866	12,500	2,025,521

Operating loss	(301,500)	(2,008,271)	(7,500)	(2,019,926)

Interest income	748	755	—	755
Interest expense (Note 4)	(2,500)	(86,502)	—	(86,502)

Loss before income taxes	(303,252)	(2,094,018)	(7,500)	(2,105,673)
Income tax provision (Note 3)	—	—	—	—

Net loss	$(303,252)	$(2,094,018)	$(7,500)	(2,105,673)

Basic and diluted loss per share	$(0.01)	$(0.10)	$(0.00)

Basic and diluted weighted average common shares outstanding	21,121,180	20,378,272	12,376,000

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Statement of Change in Shareholder’s Equity

(Unaudited)

	Common Stock		Outstanding Common Stock Options	Outstanding Common Stock Warrants	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
	Shares	Par Value
Balance at September 26, 2003 (inception)	—	$—	$—	$—	$—	$—	$—

September 2003, stock issued to officers in exchange for services (Note 2)	12,376,000	12,376	—	—	124	—	12,500
Net loss, period ended December 31, 2003	—	—	—	—	—	(11,655)	(11,655)

	12,376,000	12,376	—	—	124	(11,655)	845

January 2004, sale of common stock (Note 5)	5,824,000	5,824	—	—	(5,504)	—	320
January 2004, stock issued in recapitalization with OPUS Resource Group (Note 1)	879,381	879	223,308	293,250	(1,123,849)	—	(606,412)

January 31, 2004, following recapitalization	19,079,381	19,079	223,308	293,250	(1,129,229)	(11,655)	(605,247)

February 2004, sale of common stock (Note 5)	200,000	200	—	—	199,800	—	200,000
February 2004, granted stock options (Note 5)	—	—	9,400	—	—	—	9,400
March 2004, expired stock options and warrants (Note 5)	—	—	(180,808)	(49,999)	230,807	—	—
March 2004, stock issued in exchange for consulting services (Note 5)	704,000	704	—	—	703,296	—	704,000
March 2004, stock issued as payment for contract settlement fee (Note 5)	16,000	16	—	—	15,984	—	16,000
April 2004, granted stock options (Note 5)	—	—	3,446	—	—	—	3,446
April through September 2004, sale of common stock (Note 5)	758,201	759	—	—	1,136,542	—	1,137,301
May 2004, stock issued in exchange for consulting services (Note 5)	300,000	300	—	—	449,700	—	450,000
August 2004, stock issued in exchange for debt repayment (Note 4)	119,000	119	—	—	178,381	—	178,500
Vesting of stock options (Note 5)	—	—	4,366	—	—	—	4,366
Net loss, nine months ended September 30, 2004	—	—	—	—	—	(2,094,018)	(2,094,018)

Balance at September 30, 2004	21,176,582	$21,177	$59,712	$243,251	$1,785,281	$(2,105,673)	$3,748

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2004	September 26, 2003 (Inception) Through September 30, 2003	September 26, 2003 (Inception) Through September 30, 2004
Net cash used in operating activities	$(1,026,664)	$—	$(1,022,179)

Cash flows from investing activities:
Payments for deferred costs	—	—	(4,485)
Purchases of property and equipment	(17,705)	—	(17,705)

Net cash used in investing activities	(17,705)	—	(22,190)

Cash flows from financing activities:
Proceeds from the sale of common stock (Note 5)	1,337,301	—	1,337,301
Principal payments on notes payable	(125,000)	—	(125,000)

Net cash provided by financing activities	1,212,301	—	1,212,301

Net change in cash	167,932	—	167,932
Cash, beginning of period	—	—	—

Cash, end of period	$167,932	$—	$167,932

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,000	$—	$5,000

Income taxes	$—	$—	$—

Noncash investing and financing transactions:
Common stock issued in exchange for debt repayment (Note 4)	$178,500	$—	$178,500

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

Agreement and Plan of Reorganization

On January 31, 2004, Opus Resource Group, Inc. (“OPUS”), the former Registrant, entered into an Agreement and Plan of Reorganization (the “Agreement”) with BlastGard Technologies, Inc. (“BTI”), a Florida corporation. Under the terms of the Agreement, OPUS agreed to acquire all of the issued and outstanding common stock of BTI in exchange for 18,200,000 shares of its common stock. Following the acquisition, the former shareholders of BTI held approximately 94.4 percent of the Company’s outstanding common stock, resulting in a change in control. In addition, BTI became a wholly-owned subsidiary of OPUS. However, for accounting purposes, the acquisition has been treated as a recapitalization of BTI, with OPUS the legal surviving entity. Since OPUS had minimal assets and no operations, the recapitalization has been accounted for as the sale of 879,381 shares of BTI common stock for the net liabilities of OPUS. Therefore, the historical financial information prior to the date of the reverse business acquisition, is the financial information of BTI.

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

On September 26, 2003, the Company issued 12,376,000 shares of its common stock to its officers and directors in exchange for administrative services and the patent-pending BlastWrap® technology. The Company’s common stock had no market value on the transaction date; therefore the transaction was valued at the fair value of the services totaling $12,500, or $.001 per share.

Note 3: Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 4: Notes payable

The Company’s promissory note payable consists of the following at September 30, 2004:

Promissory note payable, 10 percent interest rate, 18% default interest rate, matured March 31, 2004, unsecured	$100,000

The note is in default as of September 30, 2004.

Accrued interest payable on the note totaled $6,500 at September 30, 2004.

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

Note 5: Shareholders’ equity

Reverse stock split

On March 12, 2004, the Company’s Board of Directors declared a 1 for 5 reverse split of its $.001 par value common stock for shareholders of record on March 31, 2004. The stock split reduced the number of common shares outstanding from 99,916,903 to 19,983,424 on March 31, 2004. Shares issued prior to March 31, 2004 have been retroactively restated to reflect the impact of the reverse split.

Common stock

During January 2004, prior to the recapitalization, BTI sold 5,824,000 shares of its common stock to unrelated, third-party investors for $320.

During February 2004, the Company sold 200,000 shares of its common stock to unrelated, third-party investors for $200,000, or $1.00 per share.

On March 30, 2004, the Company issued 704,000 shares of its common stock in exchange for business consulting services. The common stock was valued at $1.00 per share on the transaction date based on contemporaneous sales of stock to unrelated third-party investors. Stock-based compensation expense of $704,000 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2004.

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

On May 26, 2004, the Company issued 300,000 shares of its common stock in exchange for business consulting services. The common stock was valued at $1.50 per share on the transaction date based on contemporaneous sales of stock to unrelated third-party investors. Stock-based compensation expense of $450,000 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2004.

On August 24, 2004, the Company issued 119,000 shares of its common stock in exchange for the payment of a promissory note (see Note 4). The common stock was valued at $1.50 per share on the transaction date based on contemporaneous sales of stock to unrelated third-party investors

Options granted to non-employees, accounted for under the fair value method

On February 17, 2004, the Company granted a consultant options to purchase an aggregate of 40,000 shares of the Company’s common stock at an exercise price of $2.00 per share. Half of the options vested on the date of grant, the remaining 20,000 options vest on January 1, 2005. The options expire on December 31, 2007. On February 17, 2004 the market value of the stock was $.75 per share. The Company determined that the options had a fair value of approximately $.47 per share, or $18,800, in accordance with SFAS 123. As a result, $9,400 was recorded as stock-based compensation in the accompanying condensed financial statements for the 20,000 options that had vested as of September 30, 2004.

During April and May 2004, the Company granted three consultants options to purchase an aggregate of 27,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The Company subsequently terminated one consultant’s agreement and cancelled 11,250 options. The options vest at a rate of 1,500 per month over a period of 18 months. The options expire on December 31, 2008. The fair market value of the stock was $1.50 per share on the date of grant. The Company determined that the options had a fair value of approximately $.92 per share, or $24,813, in accordance with SFAS 123. As a result, $7,812 was recorded as stock-based compensation in the accompanying condensed financial statements for the options that had vested as of September 30, 2004.

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

September 30, 2004
Net loss, as reported	$(2,098,518)
Decrease due to:
Employee stock options	(450,877)

Pro forma net loss	$(2,549,395)

As reported:
Net loss per share - basic and diluted	$(0.10)

Pro Forma:
Net loss per share - basic and diluted	$(0.13)

Following is a schedule of changes in common stock options and warrants from September 26, 2003 (inception) through September 30, 2004:

Description	Options	Warrants
Outstanding at September 26, 2003 (inception)	—	—
Granted	—	—
Exercised	—	—
Expired/cancelled	—	—

Outstanding at December 31, 2003	—	—

Acquired through recapitalization	131,420	90,000
Granted	1,927,000	—
Exercised	—	—
Expired/cancelled	(114,495)	(20,000)

Outstanding at September 30, 2004	1,943,925	70,000

Loss per common share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2004, there were 1,943,925 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive. Also excluded from the calculation of net loss per share-diluted were 70,000 outstanding common stock warrants, which would also be antidilutive.

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