Form 10KSB
period 2004-12-31
BLASTGARD INTERNATIONAL INC
filed 2005-03-31
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $595.

As of March 24, 2005 the aggregate market value of the Common Stock held by non-affiliates, approximately 10,071,125 shares of Common Stock, was approximately $15.6 million based on an average of the bid and ask prices of approximately $1.55 per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 24, 2005 was 21,856,625 shares.

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

DESCRIPTION OF BUSINESS

General

BlastGard International, Inc., a Colorado corporation, operates through its wholly-owned subsidiary, BlastGard Technologies, Inc., a Florida corporation established in September 2003. BlastGard International, Inc. acquired BlastGard Technologies, Inc. effective January 31, 2004, in a transaction that was accounted for as a reverse acquisition, which is a capital transaction and not a business combination.

We are considered a development stage company, and our principal operations have not yet produced significant revenues.

We have developed and designed proprietary blast mitigation materials. Patent-pending BlastWrap™ has been designed to mitigate blasts and suppress flash fires resulting from explosions, regardless of the material or compound causing the explosion. We believe that this technology can be used to create new finished products or designed to retrofit existing products. While the need for this technology has always been present, the security and safety concerns resulting from the September 11th terrorist acts make the timing of BlastGard’s emergence even more important.

Company History

BlastGard International, Inc . was incorporated as IDMedical.com, Inc. in June 1999 under the laws of the State of Colorado for the purpose of developing and storing personal medical histories on the Internet. The online medical records business was unsuccessful, and in February 2002, IDMedical.com, Inc. acquired a technology provider, as described below.

In February 2002, IDMedical.com, Inc. acquired 100 percent of the issued and outstanding common stock of ToolTrust Corporation, a Nevada corporation, from the shareholders of ToolTrust, in a share exchange pursuant to an Agreement and Plan of Reorganization dated October 19, 2001 (the “Reorganization”). At the time of the Reorganization, ClearDialog Communications, Inc. (“ClearDialog”) and LocalToolbox Corporation (“LocalToolbox”) were wholly-owned subsidiaries of ToolTrust.

In May 2002, IDMedical.com, Inc. entered into share exchange agreements with certain former shareholders of ClearDialog and LocalToolbox, who were parties to the Reorganization. Pursuant to the share exchanges, the former shareholders are deemed to have reacquired their shares of ClearDialog and LocalToolbox in exchange for the return of shares of IDMedical.com, Inc. common stock. As a result of the transactions, ToolTrust no longer owned ClearDialog and LocalToolbox.

IDMedical.com, Inc. formed a subsidiary, IDMedical, Inc., as part of the Reorganization for the purpose of attempting to salvage the online medical records business, but was unsuccessful in its efforts to do so. The IDMedical, Inc. subsidiary is no longer in business.

In September 2002, IDMedical.com, Inc. changed its name to Opus Media Group, Inc. During 2002, the ToolTrust Corporation subsidiary was unsuccessfully in its efforts to pursue a joint venture music label with recording artist Michael J. Jackson. Due in large part to the perceived negative public scrutiny surrounding Mr. Jackson, the company was unable to raise the necessary funds to launch the music label. The ToolTrust Corporation subsidiary is no longer in business.

In September 2003, the name was changed again to Opus Resource Group, Inc. In 2003, Opus Resources Group, Inc. entered into an agreement with BlastGard, Inc., pursuant to which Opus issued 66,667 shares (adjusted to reflect stock splits) of restricted stock to BlastGard, Inc. in exchange for the right to distribute and sell BlastGard, Inc. products in China. BlastGard, Inc. held licenses from a third-party to develop, design and manufacture two patented technology products that mitigate blasts and suppress flash fires resulting from explosions. Because BlastGard, Inc. did not retain its licensing agreement to utilize patents owned by a third-party, BlastGard, Inc. could not perform under the agreement with the Company, so the Company and BlastGard, Inc. mutually agreed to rescind the agreement and the 66,667 shares of common stock issued to BlastGard, Inc. were returned to the Company and cancelled in January 2004. Due to complications surrounding BlastGard, Inc.’s licensing agreement, the company and BlastGard, Inc. mutually agreed to rescind the agreement and the 66,667 shares of common stock issued to BlastGard, Inc. were returned to the Company in January 2004.

On January 31, 2004, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”), Opus Resource Group, Inc. acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc. (“BTI”), a Florida corporation, from BTI’s shareholders, in exchange for an aggregate of 18,200,000 (adjusted to reflect a subsequent stock split) shares of the Company’s common stock. BlastGard Technologies, Inc. (“BTI”) is not the same entity as BlastGard, Inc. and BTI’s technology is not the same as BlastGard, Inc.’s technology. However, the three key principals of BlastGard, Inc. dissolved BlastGard, Inc. and formed BTI for the purpose of pursuing a new patent application. BTI is a development stage company that was created to develop, design, manufacture, and market proprietary blast mitigation materials. BTI’s patent-pending BlastWrap™ technology is designed to mitigate blasts and suppress fires resulting from explosions. As a result of the Reorganization Agreement, a change in control occurred and BTI became a wholly-owned subsidiary of Opus Resource Group, Inc. The Reorganization Agreement also provided that the company hold a shareholders meeting to (i) change the name of the corporation from Opus Resource Group, Inc. to BlastGard International, Inc., and (ii) approve a reverse split of the outstanding common stock on a 5:1 basis. A Special Shareholder meeting was held on March 12, 2004 to approve the above referenced changes, which become effective March 31, 2004.

We intend to focus exclusively on the business plan of BTI. BTI was formed on September 26, 2003, and is a development stage company. BTI’s audited financial statements do not reflect any material operations, revenues or liabilities. BTI acquired its only significant asset, a patent application for BlastWrap™, in January 2004, from co-inventors John L. Waddell, Jr., our COO and President, and James F. Gordon, our CEO, who assigned the patent to BTI in consideration of the consummation of the Reorganization Agreement. Our current management team, which was the management team of BTI prior to the reorganization, had operated a corporation called BlastGard, Inc., which was dissolved in 2004. BlastGard, Inc. had a license from a third-party to certain technology which is different from the technology owned by BTI.

In February 2004, we acquired from BlastGard, Inc. all of its intellectual property and goodwill, namely: the BlastGard trademark, copyright material, artwork, logo design, and web site, and in exchange we forgave $45,000 in debt owned to us by BlastGard, Inc. BlastGard, Inc. was dissolved in 2004 is no longer in business.

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

Blast Solutions

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

Mitigation (or attenuation) of blast effects is the dissipation of blast energy so that acoustic and shock waves, peak overpressure, reflected peak overpressure, impulse and afterburn (the rapid burning of combustible materials in the “hot zone”, including soot, occurring so fast that it adds to blast effect from the original explosive) are reduced. This reduction is accomplished through physical and chemical processes, the proportion of each determined by the explosive material and circumstances of a particular blast. The remaining energy is transmitted at a slower, more sustainable level. The amount of reflected energy is significantly reduced with mitigation. Unlike hardening systems, the performance of our products is not related directly to material thickness and therefore has a greater range of uses producing the same or better effectiveness against blast effects.

BlastWrap™ Background

BlastWrap™ is a concept for assemblies (not a chemical compound) from which blast protection products are built to save lives and reduce damage to valuable assets from explosions. BlastWrap™ is designed to not only substantially reduce blast impulse and pressure (including reflected pressure and impulse), but quenches fireballs and suppresses post-blast fires. Lethal fragments may be captured by adding anti-ballistic armor layers on the product surface away from a blast.

Our BlastGard® technology is designed to mitigate blast and rapid combustion phenomena through numerous mechanisms. The relative contribution of each mechanism depends upon the intensity and nature of the impinging hazard. Shock wave attenuation, for example, is dominant in mitigating mechanical explosions. Our products attempt to emulate unconfined conditions and accelerate attenuating processes that occur in free air. Thus BlastWrap™ does not try to resist blasts (which physically intensify blast phenomena); it mitigates them. BlastWrap™ can be used as part of confining assemblies (containers and blast walls). In effect, BlastWrap™ is a ‘virtual vent’.

BlastWrap™ Technology Components

Our BlastWrap™ products are made from two flexible films arranged one over the other and joined by a plurality of seams filled with attenuating filler material (volcanic glass bead or other suitable two-phase materials), configurable (designed for each application) with an extinguishing coating. Together, this combination of materials is designed to mitigate a blast while at the same time eliminate fireballs or flame fronts produced by the blast.

We believe that this system is unique because it:

1.	Works 24 hours a day

2.	Quenches fireballs and post blast fires

3.	Reduce blast impulse and pressure

4.	Does not dispense chemical extinguishants

5.	Uses neither alarms, sensors, nor an activation system

6.	Is nontoxic and ecologically friendly

Our BlastGard® Technology extracts heat, decelerates both blast wind and shock waves, and quenches the hot gases in all blasts and fireballs. BlastWrap™ does not interact with the explosive elements, and is therefore not altered by them. However, after a single intense detonation, BlastWrap™ must be replaced.

•	For blasts that produce fireballs or intense hot gases at higher pressures, BlastGard® Technology has the ability, through testing, to cool the blast zone rapidly, thereby reducing structural damage.

•	In detonation of high explosives, where at least half of the energy released is in the shock wave, attenuation occurs even more rapidly, and in doing so substantially reduces explosion phenomena.

Key BlastWrap™ Features

•	Lightweight, flexible, durable and environment safe

•	Requires no wires, electricity, detection devices and contains no sensors

•	Customizable and easy to retrofit

•	Materials are low in cost and are widely available

•	Extremely adaptable, without losing effectiveness

•	Compact structure

•	Easily produced

•	Can be constructed with additional environmental or specific blast conditions (e.g. weather or moisture barriers or dust free layers)

•	Can be produced with armor (Kevlar, Spectra, etc) for ballistic or fragment situations

•	Irreversibly dissipates energy from blast

•	Eliminates need for dispensing of agents in blast mitigation process

•	Neither contains nor creates hazardous fragments

•	Environmentally friendly, non-toxic core materials

Key BlastWrap™ Benefits

BlastWrap™ is light in weight. It can be used to protect against outdoor explosions. Because of the Montreal protocols banning production of Halon extinguishing agents, BlastWrap™ technology offers a light weight and environmentally acceptable blast suppression means available for most applications; and, it can even be adapted to function underwater.

BlastWrap™ products are inherent sound absorbers and thermal insulators, and are typically fire-tolerant. Any or all of these qualities are readily enhanced by bonding to common materials, thereby further extending the wide range of applications which BlastWrap™ can fulfill through a single product.

The performance of BlastWrap™ proprietary technology is independent of scenario and environment. The basic product form can be used as a stand-alone material (as linings, curtain barriers, or as structural panels), or can be laminated or otherwise affixed to a wide range of product forms such as insulation (thermal and acoustic), ballistic armor such as KEVLAR™ (a Dupont trademark), decorative stone, or packaging materials. BlastWrap™ products can thus provide blast and fire protection in flooring, wall, and roof constructions, in packaging, in storage cabinets and other containment structures, and aboard all types of vehicles, ships, and aircraft.

Intellectual Property Rights

Explosive devices are increasingly being used in asymmetric warfare to cause destruction to property and loss of life. These explosive devices sometimes can be disrupted, but often there is insufficient warning of an attack. Our BlastWrap™ products were created around this core concept. The BlastWrap™ patent application was filed with the U.S. Patent and Trademark Office on July 31, 2003.

We also filed an application for this technology under the Patent Cooperation Treaty (PCT). Under the PCT, we will have patent protection in most industrialized countries during the review process. A substantial number of countries have been added to the list of PCT members, including almost all of the former Soviet republics and China; thus the new claims will be protected in more than 40 countries while the application is pending.

BlastWrap™ Testing

BlastWrap™ prototypes have been evaluated in different test series, which have ranged from semi-quantitative screenings to third-party instrumented trials. We have consistently observed blast effect reductions of at least 50% in virtually every activity in which BlastWrap™ has been involved. These tests have indicated that impulse (momentum transfer) and peak pressure are reduced by nearly 50%. Impulse is the most destructive explosive-related hazard for structures and vehicles.

Significance of Test Results

No BlastWrap™ tests have been in small-scale. Every test series has involved standard products or test facilities simulating service conditions—munitions containers, air cargo containers, steel vessels comparable in size to commercial aircraft fuel tanks and large secondary storage units, and vehicles, all with charge weights reflecting actual hazards. Management believes that the test results provide evidence that

BlastWrap™ can protect vehicles, structures, and ships against very intense blasts. Tests have also shown that certain design features (such as deflectors), combined with additional BlastWrap™ panels, can accomplish protection against larger blasts.

Applications

Our BlastGard® Technology works indoors or out, vented or un-vented, wet or dry, clean or dirty, damaged or intact, and against strong or weak blasts from solid explosives or flammable fluids. It is a lightweight, space-efficient custom-engineered technology that can be produced with additional layers for insulation, fragment/ballistic protection, environmental protection or impact and cushioning barriers. Significantly, no new or high-cost fabrication technologies or materials are required to produce BlastWrap™. In addition, because of the Montreal protocol’s ban of Halon extinguishing agents, we believe that our BlastGard® Technology is the only blast and fire suppression means available for most applications, including adaptation for underwater use. It is an inherently effective sound absorber and thermal insulator.

Because BlastWrap™ is customizable and offers protection against explosions of all types, its potential for application cuts across a wide range of industries and government agencies. Some potential applications for BlastGard® Technology include:

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

Existing Finished BlastWrap™ Products

Our core product, BlastWrap, is a finished product that we are currently manufacturing for R&D testing by third-parties. The primary application for BlastWrap is to further customize it for different applications and uses.

Our BlastGard® Technology can be customized to fit the need of an industry or a specific customer. We have examined the various markets susceptible to explosions, and have developed finished products to market to businesses and agencies at risk. While designing finished products engineered with BlastWrap™, we have taken into account that some products must be portable, while others will remain at a fixed location. Some products have been designed to contain identified explosive agents, while others are designed to mitigate unidentified explosive threats.

All products can be designed to conform to the United States Bureau of Alcohol, Tobacco and Firearm’s requirements for explosive materials. These requirements outline the design parameters for any container based upon the explosive material to be housed, as follows:

•	Type 1: Boxes for permanent storage of high, low explosives and blasting agents.

•	Type 2: Boxes for portable storage of high, low explosives and blasting agents.

•	Type 3: Boxes for temporary storage of high, low explosives and blasting agents.

•	Type 4: Boxes for only low explosives, blasting agents and electric blasting caps.

•	Type 5: Boxes for only electric blasting caps.

With these standards in mind, we have developed the following product lines to address the needs of the customers and targeted markets:

1.	First Responder

2.	Bomb Squad Assistant

3.	Explosive Storage Unit (ESU)

4.	BlastMag-2

5.	BlastMag-3

6.	BlastMag-5

7.	Lining – Automotive / Distributed Power

8.	Lining – LD3 Container

9.	Lining – Aircraft

10.	Weapons Container

11.	Trash Receptacle

12.	Vehicle IED and land mine protection

13.	Over-head protection from mortar attack for temporary accommodation units

1. First Responder

This product is a man-portable barrier assembly used by first responders (police, bomb squads, fire departments, etc) to a suspicious device report. The lightweight panels can be set up in minutes to protect people and the surrounding area from blast pressure, fragments and fireball effects in case of detonation. The basic unit design of this product has several variant designs each using a different wall material. The heaviest (steel), will be the lowest cost, and the lightest will use special anti-ballistic materials. An extension of this design will then be ported into a new Explosive Ordnance Disposal (EOD) barricade design as an extension of this product.

2. Bomb Squad Assistant

The In-Situ Detonation box, or Bomb Squad Assistant, is a single-design and less sophisticated product intended to provide outside covering for the First Responder unit, providing either additional protection or for in-situ detonation of improvised explosive devices (IED’s) when desirable or necessary.

3. Explosive Storage Units – ESU

The explosives storage units (ESU) designed for Lockheed Martin Missiles and Space Company allows them to safely store highly detonable materials in a container, which prevents sympathetic detonation and afterburn. The ESU’s were approved by the Department of Defense (DOD). We designed these ESU’s at our expense for Lockheed’s evaluation and testing. We do not have a development or supply contract with Lockheed. Additional customized uses of this product are foreseen in the research, such as munitions development/handling and DOD contract markets. Since the DOD has already approved this specialized design, future designs will incorporate these best practices creating a shorter product development timeline for future finished products.

4. BlastMag-2

Autoliv, Inc., with nearly 4 billion in sales, is a worldwide leader in automotive safety, a pioneer in both seat belts and airbags, and a technology leader with the widest product offering for automotive safety products. All the leading automobile manufacturers in the world are Autoliv customers. Autoliv invented the world’s first side-impact airbag, the Inflatable Curtain for head protection in side impacts and the Anti-Whiplash Seat. Airbag deployment uses a small charge of the explosive zirconium potassium perchlorate (ZPP) in its airbag initiator devices. Autoliv contacted BlastGard® to design an explosive box for its production facilities that would mitigate blast damage and prevent sympathetic detonation of ZPP charges, which have done at our expense for Autoliv’s evaluation and testing. We do not have a development or supply contract with the Autoliv. Explosive boxes such as those designed for Autoliv have numerous applications in similar plants worldwide as well as product variants for many other industries.

5. BlastMag-3

Portable magazines come in numerous sizes but the basic design remains the same, and they are all designed to be Type 3 compliant. Portable magazines are used in a variety of industries including but not limited to the military, law enforcement, mining, fireworks, research facilities, and munitions manufacturing/handling.

6. BlastMag-5

Plastic ready boxes, which are Type 5 compliant, are the most prolific of all products to be used by both military/law enforcement and commercial customers. The ready boxes are typically used to carry blasting caps, detonation cord and other less threatening explosives in smaller quantities. Obvious military/law enforcement uses as well as industries such as munitions manufacturing, handling, fireworks, mining and others use similar, less safe boxes on a regular basis.

7. Lining – Automotive / Distributed Power

Auto fuel tank linings using BlastWrap™ can be used to protect conventional fuel powered vehicles and more importantly new fuel cell automobiles. The risks of fuel cell technology are discussed in the Automobile Industry section herein.

8. Lining – LD3 Container

LD3 Cargo Containers are used primarily on twin aisle/wide body aircraft such as the B747. Luggage or cargo containers are manufactured by a hand-full of well-established companies throughout the world. The market is extremely competitive with a very low margin. We believe that BlastWrap™ will be an attractive solution to both cost and safety concerns highlighted in recent years concerning air and cargo safety.

9. Lining – Aircraft

Working in conjunction with aircraft and shipping manufacturers, we are designing products and component assemblies to be used in the cargo holds of long haul trans-oceanic aircraft and vessels. Due to the heightened security surrounding trans-oceanic, long haul service, we are diligently working to demonstrate the effectiveness of our product.

10. Weapons Container

The Weapons Container is a specialty design, which was specifically created for The US Military and UK Military use. We designed these Weapons containers at our expense for evaluation and testing by the US and UK Military. We do not have a development or supply contract with an military agency. This product is the first of a line of products to be developed for the special needs of all military personnel.

11. Trash Receptacle

We have two models of mitigated trash receptacle (MTR) containers that have been designed to mitigate blast energy and fireballs and capture bomb fragments.

12. Vehicle IED and Mine Protection

Vehicles such as military Humvees can be “up-armored” for IED and land mine protection using to BlastWrap lined panels.

13. Over-Head Protection From Mortar Attack For Temporary Accommodation Units

This design is a covering for roofs and perimeter walls of barracks and other structures that is designed to mitigate blast energy and fireballs and capture bomb fragments.

We have developed working prototypes of customized BlastWrap products for each of the 13 product lines described above. All of our prototypes have been and continue to be tested and evaluated by third-parties and potential customers. All prototypes may require further modifications based on test-results and feed-back. However, we have two products that we consider to be completed and finished products, the First Responder and the BlastGard MTR (mitigated trash receptacle), which we are manufacturing and marketing as of March 1, 2005.

Manufacturing

We have three distinct production arrangements:

•	Serial Production – items that can be produced in quantity in an assembly-line fashion.

•	Contract Manufacturing – items that will require special design or customized features requiring separate and special manufacturing processes.

•	OEM (Original Equipment Manufacturer) Production – items that are licensed out to OEM producers for their industry enabling OEM purchasers greater control over design, quality and production requirements.

Serial Production

Manufacturing will be sub-contracted to a BlastGard® licensed and qualified production facility, ideally in proximity to the customer. This will facilitate our customer interaction in design, quality and distribution to affect the greatest level of satisfaction and usefulness of the BlastWrap™ product. BlastWrap™ products to be constructed with Serial Production include:

First Responder - Once an approved and tested design is finalized, serial production can commence at sub-contracted production facilities in proximity to each of the customers.

Bomb Squad Assistant - The base unit of this product is of simple design and will be produced at sub-contracted production facilities.

BlastWrap™ Mag-5 - The basic unit design of this product will take existing ready boxes and retrofit them with BlastWrap™ protection. These products can be produced at existing fabricators trained and licensed to use BlastGard® Technology or can be sub-contracted to existing BlastGard® sub-contract production facilities.

BlastWrap Mag-3 - Even though the sizes of a magazine will vary based on each customer’s needs, the basic design remains the same and can be produced at an existing magazine fabrication facility (which receives training and licensing from BlastGard®) or at a BlastGard® sub-contracted production facility near the customer.

Contract Manufacturing

Our Production/Engineering team in BlastGard’s Technology Center will design these items. The manufacturing and assembly of the custom designed product will be subcontracted. This will be at our discretion to ensure quality and adherence to customized design requirements. BlastWrap™ products to be constructed with Contract Manufacturing include:

•	Explosive Storage Units (ESU) - ESUs will be fabricated at a sub-contracted facility with oversight by our engineers due to the nature of the highly customized and regulated design parameters required by the DOD and other regulating entities. In addition, designs may require testing, which will need to be administered by our personnel.

•	BlastWrap Mag-2 - Design and production of this product will take place at BlastGard’s preferred sub-contractor due to complex design requirements and the need for BlastGard® personnel to test product designs.

OEM production (Original Equipment Manufacturer)

OEM production requires licensing agreements with contractors for a specific industry product. There will be several licensing agreements issued on a limited non-exclusive basis in order to provide end-users with an appropriate number of OEM producers. Once qualified and licensed by BlastGard®, OEM producers will be directed to produce and maintain quality standards per end user requirements. BlastWrap™ products to be manufactured with OEM Production include:

Lining – Automotive/Distributed Power (Royalty)—Once design and testing has been completed by our engineering and design team, we will work closely with the auto manufacturers or their already well-established OEM parts manufacturers to fabricate auto fuel tanks with BlastWrap™ protection. We will receive per unit royalties from the manufactures of this product, oversee training and work with end users on design requirements.

Lining- LD3 Container (LD3 Container- Royalty)—We will design and train container manufacturers in the fabrication and installation of BlastWrap™ components. We will receive a per-unit royalty for the use of its patented technology and design.

Lining - Aircraft (B747- 400- Royalty)- Once design and testing has been completed by our engineering and design team, we will work closely with the certified and widely dispersed air frame sub-contractors to integrate the use of BlastWrap™ into their internal systems, such as fuel tanks, cargo holds, cabin, fuselage, etc. Aircraft manufactures, similar to auto manufactures, typically require several suppliers of each part. Therefore the license agreement for air frame sub-contractors will need to be limited and non-exclusive providing us royalties on a per-unit basis as well as continued design, manufacturing, and installation consulting.

Weapons Container - Once the design and testing of each product is complete, we will license and train personnel on the fabrication of the various products within the line. The Contractor chosen will manufacture this product line in-house for each of their munitions manufacturing and handling needs. The contractor will pay a per unit royalty to us for use of its design and patented product. In return, we will be retained on a consulting and design basis as part of the license agreement.

Quality Assurance

Sub-contractors and OEM producers will be trained, qualified and licensed by BlastGard®. We will ensure through continuous review of qualified producers and sub-contractors, and through end user/customer surveys, that design and quality standards are being maintained to specification. The licensing agreement will stipulate that we will have the right to withhold future contracts until mutually agreed upon standards of quality are achieved. End-users and customers will be partnered in agreeing to and setting quality standards for end products.

Purchasing

We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. Management believes that there are numerous alternative suppliers for all of the key raw material and component needs.

Marketing Analysis

Overall Market

The market for blast solutions includes commercial industries (accidental explosions of chemicals, terrorist threats, demilitarization, etc.), militaries (munitions and ballistics storage and transportation), and governments and municipalities (bomb explosions and threats). We have examined each of these markets to identify areas and industries within each that will benefit most from BlastGard® Technology.

We have divided the Commercial Market into nine viable sectors as follows:

1. Energetic Materials (blasting agents, propellants, explosives)/Explosive Manufacturers/Pyrotechnic Manufacturers

‘Energetic materials’ is a term used to encompass a wide range of materials that release intense heat during decomposition or combustion reactions.

Manufacturers of such devices are in need of protection against hazardous explosive situations.

While energetic manufacturers are a focus for BlastGard® Technology, the related industries are also target markets. For all groups, both regulatory and insurance factors require strict storage and handling measures that all involve confinement or separation, BlastWrap™ products being specifically conceived for such roles. The propellant, pyrotechnic, and explosive manufacturing groups are viewed as prime markets for BlastGard®.

2. Oil and Gas/Petrol Chemical/Chemical/Process Industries

To combat the unique explosions associated with oil, gas and chemical companies, BlastWrap™ can be updated and deployed to clients in these sectors to address the problems involving explosive materials specific to the oil and gas industry with a convenient structural and/or architectural technology that would suppress explosions and minimize post-blast fire hazards with the following features:

•	Are always active and require no maintenance

•	Comprised of flexible film formed by plurality of seams and filled with attenuating fillers that slow and cool impinging flame fronts

•	Act as ‘virtual blast vents’ without requiring actual wall penetration

•	Light structure at less than .8 pounds per square foot of a 1” thickness

3. Manufacturing of munitions

The full range of our products, from wall protection, barriers, and partitions to containers, can be used to enhance the safety and productivity of facilities that manufacture explosives, propellants, munitions and pyrotechics. A number of specialty units are being designed to meet the needs of this market segment, such as the Weapons Container. Additionally, BlastWrap™ is easily retrofitted into existing containers and storage magazines.

4. Commercial Transport

Throughout the world, commercial companies ship explosive materials via air, train, bus or sea vessel. As determined by the National Highway Transportation Safety Administration (NHTSA), roughly 10% of goods shipped (in terms of tonnage) are classified as hazardous, meaning they can cause damage to other materials being transported, the transport container and supporting personnel. Such shipped products not only require insurance but also risk loss of money and injury.

We believe that BlastGard® offers the ability to convert these standardized shipping containers into explosives storage units complying with the technical requirements of the US Bureau of Alcohol, Tobacco, & Firearms Type 2 magazines. This would be accomplished through universally available containers for which numerous trailers, lift systems, stacking provisions, and international standards exist.

While actively searching for and detecting explosives is a right step in the protection of our ports, it is clear that it cannot be the only step. BlastWrap™ provides a solution that is not dependent on identifying the threat ahead of time, and therefore we believe a significant opportunity is present.

5. Commercial Aviation

Testing conducted in the UK by The Defence Evaluation Research Agency (DERA, an agency in the Ministry of Defence) under the auspices of the UK Civil Aviation Authority (CAA) have shown that BlastGard performs better than any other system tested in blast effect mitigation. We provided prototypes at our expense for CAA’s evaluation and testing. We do not have a development or supply contract with the CAA. The major difference in technical approach between the US Government’s Federal Aviation Administration (FAA) and the CAA is that the FAA decided early in the process that ‘hardening’ (to allow zero venting from a blast) of the aircraft’s baggage containers and/or fuselage was the technical solution they wanted to pursue. That assumption is in essence, the ‘Achilles heel’ of the FAA approach. Not only is the weight and cost penalties of this approach significant, the degree of blast management is also the least proficient of those systems tested. BlastWrap™ deals with all of the blast effects - the incident and reflected shocks, the Mach Stem shocks, the blast impulse, the blast flame front and blast after-burn. With BlastWrap™ the blast energy is actively dissipated rather than passively contained.

The bottom line is that BlastWrap™ is not armor; armor gets blown away in strong blasts. BlastWrap™ reduces the ability of an explosion to damage structures, and it quenches heat. Rapid cooling is critical, as any spilled flammable fluids or escaping gas will re-ignite if heat is present. BlastWrap™ has been proven to suppress propane/air fireballs and explosions, and reduce blast pressure by more than 50 percent. The Defense Department recently acknowledged that rooms and containers lined substantially with BlastWrap™ reduce the net equivalent charge weight of explosives and propellants by 50 percent, based on extensive tests.

There are numerous applications within the commercial aviation market for our BlastGard Technology, from lining the interior of an aircraft to providing an on-board ‘detonation center’ (e.g. outfitting a bathroom with BlastWrap™ in the event a bomb, such as a shoe bomb, were to make its way onto a plane). While we will continue to pursue these various applications of the technology, we believe the best and most direct approach for sales within this market will be to create LD3 air cargo containers lined with BlastWrap™.

There are an estimated 600,000 containers in service in the fleet today. There are approximately 40,000 units sold each year and each unit has an average useful life of 5 years. The total number of units in service will continue to rise over the next 10 years.

We are working with an LD3 container manufacturer to develop a low-cost highly effective solution for ‘semi-hardened’ blast mitigation LD3 containers. Blast mitigating LD3 containers do not yet exist. Over the last 10 years, the FAA, along with Galaxy and TelAir, have attempted to build hardened (a container that would contain the blast within the walls) LD3 containers, but they have not been commercially viable due to extremely high costs and excess weight considerations.

The new containers we propose would differ from the FAA containers in the following ways:

•	They are designed to mitigate blast in strategic places where the aircraft is vulnerable

•	They suffocate/kill post-blast fires and afterburn, eliminating hot gases

•	They are light-weight, weighing approximately 225 pounds

•	They are affordable, with an expected retail price less than $7,500.

6. Research Facilities/Laboratories

Both universities and research facilities work with explosive elements on a daily basis, from conducting tests to exploring new materials and compounds. Such installations are in need of mitigation protection in storage and to prevent sympathetic detonation or damage to property or persons. These products can reduce potential damage for personnel and property during the use and storage of the explosive elements.

While a large market, due to the specific requirements and needs of each facility/laboratory, we believe sales opportunities within the first two years are limited, as sales personnel and resources would need to be dedicated to this market space.

7. Automotive & Distributed Power Generation

World manufacturing capacity for cars and trucks is now more than 70 million vehicles per year. Ford Motor Corporation announced that the automaker would have a fuel cell-powered vehicle on the market by 2004. Daimler-Chrysler had announced similar plans previously. Other carmakers are well advanced in preparation to produce fuel cell powered cars and trucks.

As to the future, we believe that the number of post-collisions fires will surely increase as alternative fuel vehicles are introduced in greater numbers, particularly the fuel cell vehicles. The fuel cell vehicle is typically powered by liquefied petroleum gas (LPG), liquefied natural gas (LNG), compressed natural gas (CNG), ethanol, methanol, electric battery, or dimethyl ether (DME). Fuel cell engines are looked upon positively as they are essentially a ‘zero-pollution engine’, and their efficiency is virtually twice as great as the other alternative fuel concepts. In 1998, there were approximately 274,000 LPG-using vehicles and nearly 140,000 of the other types (Oil & Gas Journal, July 12, 1999).

Despite their positive factors, the proponents of fuel cell vehicles have so far not seriously comprehended nor provided protection for the increased fire hazard posed by ‘alternative fuels’. Several alternative fuels introduce a new potential hazard, namely explosions. We believe that the automobile industry will soon realize that implementing effective and active blast fire safety measures to limit probable life and financial loss, is smart business. Providing higher levels of safety for life and property can only result in greater consumer confidence and higher corporate profits.

Unlike diesel and gasoline, which cannot explode, commercially viable fuels for fuel cells can. At least for the remainder of this decade, fuel cells will use either hydrogen or methanol. Hydrogen must be produced from methanol in order for methanol to be used (this conversion will take place in a subsystem aboard the vehicle), thus substantial quantities of hydrogen will be present on all fuel-cell vehicles.

Common to all of the alternative fuels is the fact that they will require much larger fuel capacities than gasoline or diesel, in order to provide the same amount of energy (gasoline and diesel have much more energy per pound). Larger fuel tanks on vehicles mean that more tank and piping will be vulnerable to rupture in accidents, and larger sized components make tanks intrinsically weaker. In an accident (or rupture of a connection, etc., in a pressurized fuel system), fuel will be atomized and will be mixed in a relatively confined location where hot ignition sources will be present. This is the ideal environment for explosions and fireballs to develop. These hazards are not only present in the vehicle, but also in the fuel distribution infrastructure. Thus service stations, storing and dispensing the fuels, along with tanker trucks hauling the fuels, will each pose hazards on roads and in built-up communities. Design and construction details are crucial to the safe operation of high-pressure and/or cryogenic fluid systems, so numerous leak/fire/explosion events with widespread use of alternative fuel power generation are inevitable.

We believe that BlastWrap™ products for fuel tank systems can prevent most major post-crash fires for vehicles. Major explosions are more likely to be infrequent, even for vehicles using hydrogen as a fuel. However, fireballs and explosions involving natural gas (whether compressed or liquefied), propane, hydrogen and fuel cells will increase in number every year, and certainly could easily exceed the annual number of fatal fire incidents that involved Ford Pintos and GM pickup trucks, which were manufactured with vulnerable side tanks.

Whether for a car, fuel tanker-trailer, gas station facility, warship, ocean going tanker, aircraft, commercial building or product in a residential home, BlastWrap™ can be employed to protect against fireballs and explosions. Because of BlastGard’s structure, it also provides inherent crush and impact resistance. These capabilities will be tailored to provide complete tank systems, which serve both in their primary role of storing flammable fluids, and in preventing accidents or hostile action from causing major disasters. The basic BlastWrap™ assembly is simply adapted for the distinctly different service requirements. If the fuel ignites, the fireball then gets snuffed almost instantaneously, keeping the area cool. If there is a fuel spill outside that ignites (such as from another vehicle), BlastWrap™ tanks will insulate and protect the internal fuel from outside fire.

While we believe significant market opportunity exists, we also recognize that significant barriers to entry also exist. Furthermore, we cannot predict with any certainty when fuel cells will be deployed on a large-scale commercial basis. We do however believe this will be an important market to watch over the next five years. Alignment with a strategic partner will be required.

8. Entertainment

We believe that BlastWrap™ offers a unique ability to protect actors, stunt people, sets, and valuable equipment against blast effects. One specialty firm that creates explosions and fireballs for movies informed BlastGard® that roughly 1 stunt person is hurt each day in incidents involving explosives and pyrotechnics. The former California State Fire Marshal informed BlastGard® management that studios wished to conduct larger explosions on sound stages near Hollywood to keep production costs down, but are not able to do so because of severe constraints on charge sizes. With competition to create ever-greater blast effects in movie and TV spectaculars, we believe that BlastGard® can capitalize on this opportunity by allowing industry players the ability to safely perform such events on Hollywood back-lots.

BlastGard® Technology can be used to create an assortment of props and structures, either as integral walls or worked into the landscape or sound stage. Most “Hollywood” explosions use black powder and gasoline in various combinations, with some additives or special-purpose materials such as detonating cord. The low explosive power of these materials would make BlastWrap’s protection role, including protection of cameras, simpler.

BlastGard® Technology may also provide blast protection of vehicles. Vehicle flipping or vehicle destruction is fairly commonplace in films, and the charges used in connection with these stunts are comparatively small. BlastWrap™ can protect stunt personnel and can be concealed or disguised, thereby enabling dramatic destruction sequences without injuring the performers.

As attractive as this market maybe, it is not part of our initial marketing strategy. Total sales, in terms of quantity, are unlikely to be large. However, we will respond to inquiries from the entertainment industry, and are aware of the promotional value for BlastWrap™ products that are used in connection with “blockbuster” movies.

9. Mining

Mining is a potentially significant market for our products. In this industry, large quantities of detonators are used, requiring suitable storage. High explosives are used in some fields, especially in metallurgical ores, which have harder formations.

The greater mining industry opportunity is in the mines themselves, where BlastWrap™ can be used as it would be in the oil industry: stopping and suppressing dust and gas explosions before significant injury and damage can develop. For example, methane gas is a very real and challenging hazard in coalmines. The cutting machinery and electrical power components can easily ignite flammable dusts and dust/gas mixtures, leading to disasters.

Mining will not be an initial target market for us. Estimated profit margins would be low when compared to the potential of other industries.

Military Market

It is understood in the defense industry that keeping up with cutting edge technology is crucial for the protection of military personnel. We are seeking the opportunity to showcase BlastGard® Technology to the military high command.

BlastWrap™ does not distinguish between accidents and hostile action; it always functions when there is blast pressure or when a fireball is generated.

We believe that using BlastWrap™ in buildings, onboard ships, or in vehicles, barracks, and command posts can efficiently achieve effective blast mitigation at a low cost. In addition, BlastWrap™ can be used in a variety of manners within each of these categories. From lining compartments in research and testing facilities to encasing engines to insulating launch installations, we believe that BlastWrap™ will provide protection across a variety of platforms.

Other BlastWrap™ uses would include munitions manufacturing, handling, (load/assembly/pack facilities) and storage (a very broad range from large depots to small magazines), explosives / munitions transport (again a wide array of small caliber ammunition to large rockets and missiles), military structures (wide range), military vehicles (land mine protection), shields/revetments and broad demilitarization efforts. Although this market is huge, it is difficult to assess since typical military mind-set has been to accept the dangers of Q-D (quantity/distance offsets) in transport and use, and even in storage when in any conflict.

We have divided the Military Market into the following sectors:

1. Military Logistics

In times of both war and peace, military institutions require a substantial sealift capability to transport potentially explosive and hazardous materials.

As an example of the amount of munitions carried on a single ship, the average US-flag ship carried an average 23,390 tons of dry cargo per ship in the Gulf War—the equivalent of 1,772 containers using the above 13.2 tons/container number. Thus, the loss of any of the sealift ships mentioned above would result in the loss of a month’s worth (or more) of munitions for the group conducting the shipping. BlastGard® Technology can be used to protect these sealifts from sympathetic detonation within, offensive attacks from the enemy or friendly fire mistakes.

2. Defense/Storage of On-Base Munitions

The US Department of Defense (DOD) components are all major prospective markets for BlastWrap™. Additionally, demilitarization (“demil”—the destruction of excess or spent munitions) is a major activity at numerous bases, munitions facilities, and test ranges. Most important to our marketing plan is to take advantage of the numerous, substantial opportunities created by base closures and “dense-packing” of munitions, people, and high-value assets.

Our products make munitions storage a large potential market because munitions stored within BlastWrap™ lined spaces would be shifted from the type 1.1 (mass-detonating) category, which triggers the requirement for maximum separation, to the type 1.2 (non-mass-detonating) or 1.4 (insensitive) categories. The 1.2 and 1.3 categories require much less stringent storage requirements.

3. Military Vehicles

Our products offer a means of protecting vehicles against ground mine blasts, regardless of vehicle type or size, from small mini-pickups to heavy tractor-trailer combinations, both armored and “soft-skinned”.

Since World War 2, the majority of vehicle losses have been due to ground mines. Since the Arab-Israeli War of 1973, more than 90% of vehicles lost have been due to mines.

The trend in all modern armies is toward smaller and lighter vehicles, with thinner armor or none at all. This trend reflects the worldwide conflict situation, where hostilities involve guerilla or other dismounted forces widely scattered in friendly terrain (the 1990-1 Persian Gulf campaign was the last major clash of heavy armored forces). These smaller vehicles, such as the HMMV “Hummer”, are almost always destroyed by modern mines. Truck cabs of all sizes are also destroyed by almost every type of anti-vehicle mine, not just damaged. Since these vehicles are predominant in “peace-keeping” forces and rapid deployment groups, the fatality and major injury percentage is very high compared with tanks.

We believe that BlastWrap™ offers the capability of mitigating all seven mechanisms for achieving a vehicle “kill”. These mechanisms include total vehicle destruction (major disintegration, internal explosion, fire), incapacitating the crew (“g”-force accelerations that cause serious injury), loss of mobility (destroying wheels, tracks, and/or drive train), loss of vehicle control (steering damage or severe vehicle deformation), and immobilizing through fuel loss (fuel tank or fuel line rupture). There are numerous locations for BlastWrap™ products that would provide the necessary protection, including exterior panel attachments, substitutions for existing vehicle “skins”, and behind-armor panels to mitigate internal blast effect and suppress internal fires.

4. Defense/Combat Systems

An additional area of focus for us is in the Defense market is major DOD system developments and upgrades. This includes the Air force’s production of combat aircraft, the Navy’s combat fleet and the Army’s ‘Future Combat System’ family of air-transportable vehicles. While the DOD presents a viable market for the use of blast mitigation products that offer substantial system survivability, reduced weight, and other advantages, the organization’s purchase cycles are too uncertain and invariably prolonged, and the cost of participation for a contractor is very high.

We are quite interested in participating in aircraft and vehicle programs when its efforts and materials are paid as a subcontractor, and/or when there is tangible marketing value that can be clearly defined if we are involved in such programs. One such area is in retrofits and replacement programs for the Army’s medium and heavy truck fleets (dominated by Oshkosh and Stewart & Stevenson).

We have limited influence within this market.

5. Naval Vessels

Newer warships primarily use gas turbine engines, which use the same fuel as jet aircraft. These engines are confined in a noise/heat reducing enclosure. Most of the remaining types use diesel engines, as do most military vehicles and trucks.

Diesel or kerosene-type fuels’ vapors can generate explosive pressure in confined spaces. This is less of a problem in ground combat vehicles (where pool fires are more of a threat), but is a serious problem aboard a ship. Both accidents and hostile action can generate a fuel mist in a confined space, which can then ignite the flammable mix. The most likely severe hazard scenario is a fireball involving a fuel mist.

BlastWrap™ in locations distributed around a shipboard or a vehicle engine compartment can suppress fireballs and minimize heating of metal surfaces by a flash fire. Without BlastWrap™, fireballs and flash fires created in fuel mists would rapidly incapacitate personnel in the compartment. If the compartment is open to outside air (through a hull rupture, missile entrance, or to another compartment), any Halon fire extinguishants, if used, will rapidly escape and the compartment fire will rapidly become uncontrollable.

While BlastGard® Technology can be effectively applied on board and throughout naval ships, this target market will not be pursued during our initial marketing push.

Government/ Municipal Market

We have divided the Government/Municipal Market into the following sectors:

1. Law Enforcement/Security

The most common types of improvised explosive devises (IED) encountered by fire/rescue and law enforcement personnel in the US are pipe bombs, Molotov cocktails and other improvised explosive/incendiary devices. The most common explosive materials used in these devices are flammable liquids and black powder.

In a 1999 the National Institute of Justice conducted a survey to determine what technologies are needed by State and local law enforcement agencies to combat terrorism. Participants in the interviews and group discussions noted more than 100 unmet technology needs. Of those, the second most common need among all law enforcement agencies was the means to detect, analyze, disarm and disable explosives. The fourteenth most requested technology was a containment vessel and vehicle for explosive devices. It was requested that these devices be capable of containing the fragments of the device for investigative purposes and be affordable. One bomb technician noted that his agency’s containment vessels cost in excess of $100,000 each and as a result, too few were available. The study showed, that technology needs expressed were remarkably similar across the country with minor regional differences and that affordability appeared to be an overriding concern of all law enforcement agencies.

Recognizing an immediate need and the ability to provide a cost effective solution, we have developed the First Responder. The First Responder is a new and effective transportable blast management and mitigation unit that can be used to handle hazardous situations by law enforcement, fire/rescue and bomb squads. The BlastWrap™ First Responder is an IED box produced with lightweight materials and can be folded into a size stored easily in the trunk of a law enforcement vehicle or locker compartment on a fire rescue vehicle. BlastWrap™ First Responder boxes have been designed in conjunction with the NYPD Bomb Squad and the LA County Sheriff’s Dept. We believe that The First Responder will be an effective means to mitigate blast and fire effects at a fraction of the cost of existing or competing technologies and devices.

2. Government Buildings/Structures (Embassies)

The explosion, that ripped through the Alfred P. Murrah Federal Building in Oklahoma City on April 19, 1995 killed 168 people, injured more than 500 others and damaged more than 300 buildings. While the probability of becoming the victim of a terrorist attack has changed recently, it still remains low, but the cost of such an attack continues to skyrocket. According to The Sentinel (Vol. 1, No. 3, Third Quarter 1993), a publication of the Industrial Risk Insurers, explosion has the highest average dollar loss of all hazardous events. Therefore, another cost factor entering today’s construction and building operation economy is blast mitigation costs. With the recent evens of September 11th, insurance costs have risen dramatically as the threat of terrorism becomes a reality. We believe that BlastWrap™ may help companies reduce these costs and related liabilities from unexpected explosions.

3. Research Facilities and Laboratories

Research facilities deal with a large amount of explosive and hazardous materials. Both universities and government facilities work with explosive elements on a daily basis, from conducting tests to exploring new materials and compounds. Such installations are in need of mitigation protection in storage and to prevent sympathetic detonation or damage to property or persons. BlastWrap™ is ideally suited for these environments. These products can reduce potential damage for personnel and property during the use and storage of the explosive elements.

Marketing Strategy

We believe that we are positioned to fill the expansive needs associated with blast and fire mitigation across numerous industries throughout the world. We have only begun to address the many uses and designs in which BlastWrap™ can be effectively applied.

Our BlastGard® Technology can provide blast mitigation solutions for numerous industries across various market segments. However, we recognize that some industries will have significant barriers to entry and/or long lead times or conversely, provide an immediate revenue source. Having limited resources, we have researched each target market, ranked each market and divided the markets into two groups; markets that will require a strategic partnership to penetrate and markets we will sell directly to. We have developed a three-pronged approach to market our BlastGard® Technology.

The three-pronged approach will maximize market penetration while minimizing cost. Our approach is to:

•	Develop Strategic Partners in existing well-defined markets.

•	Initiate a Direct Sales Approach. We intend to hire four market focused sales representatives to work with the top four markets, which e currently consider to be (1) military, (2) aviation industry, (3) oil and gas industry and (4) homeland defense. In addition, we will retain commercial representatives who will be licensed to sell BlastGard® Technology to specific markets.

•	Inform and Educate. Our marketing team, through the Director of Marketing, will seek to create awareness of BlastGard® Technology in the public, commercial and private sectors.

Competition

The market for blast containment and mitigation is not well defined. Competitors range from niche architectural and engineering firms that provide specialized design and construction techniques for buildings to fire systems manufacturers. We have identified the top nine established companies that offer blast mitigation solutions, each of which may be a potential competitor in one or more of the various markets that we are pursuing. Each of these companies has been in business longer, and has substantially greater resources, than BlastGard:

•	AISIS Ltd.

•	CINTEC

•	Corus Group PLC

•	Firexx Corporation

•	General Plastics Manufacturing

•	Line-X

•	Mistral Security, Inc.

•	Suppress X-S, LLC

•	Terre-Armee Israel Co.

Governmental Regulation

We are not aware of any existing or probable governmental regulations that would affect our business, except to the extend that we voluntarily design products to meet various governmental guidelines. For example, our products can be designed to conform to the United States Bureau of Alcohol, Tobacco and Firearm’s requirements for the containment of explosive materials.

Research and Development

In 2003, we did not spend anything on research and development related activities. In 2004, we spent approximately $151,000 on research and development related activities. To date our products or prototypes of our products have been provided by us at no charge to potential customers for their own evaluation and testing done at their expense.

Employees

As of December 31, 2004, we had 4 full time employees. Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

SEC Reports Available on Website

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and other SEC filings are available on the SEC’s website as well as our company website at www.blastgard.net.

DESCRIPTION OF PROPERTY

We do not own any real estate properties. We are located in a 6,000 square foot facility at 12900 Automobile Blvd., Suite D, Clearwater, Florida 33762. We pay a base monthly rent of approximately $1,700, which includes rent, common area maintenance, insurance and real estate taxes. Management believes that these facilities are adequate for our current and anticipated needs. We pay rent pursuant to a sublease from Michael J. Gordon, an officer and director, which expires on December 31, 2005. Management believes that the rent rate is at or below market cost for similar space and that the facilities are adequate for our current and anticipated needs.

LEGAL PROCEEDINGS

On May 25, 2004, we entered into an agreement with Prisma Capital Markets, LLC, appointing Prisma as an exclusive distributor of our products in Kuwait. Prisma also agreed to arrange for, and pay the costs and expenses related to, the testing and demonstration of our products in Kuwait, in exchange for 300,000 shares of restricted common stock of our company. We also granted Prisma warrants entitling Prisma to purchase up to 4,401,720 shares of Common Stock of our company at an exercise price of $2.062 per share, which would be exercisable only upon Prisma’s meeting various sales goals totaling $30,000,000 in sales.

In July 2004, we notified Prisma that the agreement was cancelled due to Prisma’s failure to arrange for the testing of our products in Kuwait, and demanded the return of the certificates representing the common stock and the warrants.

In February 2005, we filed a lawsuit against Prisma in the Supreme Court of the State of New York, County of New York, for breach of contract, and demanded the return of the securities issued to Prisma and $100,000 in actual damages. Prisma did not respond to the summons and we have filed a motion to have a default judgement entered against Prisma, which is pending.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

There is a limited public market for our Common Stock. Our Common Stock has been quoted on the OTC Bulletin Board under the symbol “BLGA” since March 29, 2004 (on some internet-based services such as http://finance.yahoo.com, stock quotes can be accessed using the symbol BLGA.OB). Prior to that date, the symbol was “OPUR.” The following table sets forth the range of high and low bid prices for our Common Stock for each quarterly period indicated.

Quarter Ended	High Bid	Low Bid
December 31, 2004	$5.00	$1.61
September 30, 2004	$4.25	$1.30
June 30, 2004	$7.00	$3.30
March 31, 2004	$6.00	$0.80

December 31, 2003	$1.25	$0.05
September 30, 2003	$3.75	$0.75
June 30, 2003	$1.50	$0.75
March 31, 2003	$2.25	$0.75

Appropriate adjustments have been made to the prices in the table to reflect a 1:5 reverse split of the outstanding common stock that occurred on March 31, 2004 and a 1:15 reverse split of the outstanding common stock that occurred on September 29, 2003.

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

As of December 31, 2004, there were approximately 156 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on its common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Repurchases of equity securities

We did not repurchase any of our outstanding equity securities during the fourth quarter of the year ended December 31, 2004.

Sales of Unregistered Securities

Information regarding the issuance and sales of securities of the Company without registration in 2004 has previously been included in Quarterly Reports on Forms 10-QSB and Current Reports on Form 8-K filed in 2004, except for the following transaction:

In December 2004, we raised $1,020,000 from one investor by selling 680,000 shares of restricted common stock (at $1.50 per share) to one investor, and we also issued to the investor a “Class B” common stock purchase warrant entitling the investor to acquire 100,000 shares of common stock at an exercise price of $3.00 per share. The warrant is exercisable for a period of three years and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

Basic Investors, Inc., acted as placement agent in this transaction. The placement agent was paid a cash fee of $132,600, which represents 13% of the gross proceeds.

We believe this private placement was exempt from registration under Section 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D. The transaction did not involve a public offering and a restrictive legend was placed on each certificate and each warrant.

MANAGEMENT’S PLAN OF OPERATION

Statements contained herein that are not historical facts are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Prospectus. Except for the historical information contained herein, the discussion in this Prospectus contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this Prospectus. Our actual results could differ materially from those discussed here.

Introduction

On January 31, 2004, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”), we acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc. (“BTI”), a Florida corporation, from BTI’s shareholders, in exchange for an aggregate of 18,200,000 (adjusted to reflect subsequent stock split) shares of our common stock. BTI is a development stage company that was created to develop, design, manufacture, and market proprietary blast mitigation materials. BTI’s patent-pending BlastWrap™ technology is designed to effectively mitigate blasts and suppress fires resulting from explosions. As a result of the Reorganization Agreement, a change in control and change in management of the Company occurred and BTI became a wholly-owned subsidiary of the Company. The Reorganization Agreement also provided that the Company hold a shareholders meeting to (i) change the name of the corporation to BlastGard International, Inc., and (ii) approve a reverse split of the outstanding common stock on a 5:1 basis. A Special Shareholder meeting was held on March 12, 2004, and both proposals were approved. The name change and the reverse split of the outstanding common stock became effective on March 31, 2004.

We intend to focus exclusively on the business plan of BTI. BTI was formed on September 26, 2003, and is a development stage company. BTI acquired its only significant asset, a patent application for BlastWrap™, in January 2004, from co-inventors John L. Waddell, Jr., our COO and President, and James F. Gordon, our CEO, who assigned the patent to BTI in consideration of the consummation of the Reorganization Agreement. Our current management team, which was the management team of BTI prior to the reorganization, had operated a corporation called BlastGard, Inc., which was dissolved in 2004. BlastGard, Inc. had a license from a third-party to certain technology which is different from the technology owned by BTI.

Financial Results

Pursuant to the Reorganization Agreement, BTI became a wholly-owned subsidiary of our Company. However, for accounting purposes, the acquisition was treated as a recapitalization of BTI, with our Company the legal surviving entity.

We are considered a development stage company and have recorded only nominal revenues from inception to date. At December 31, 2004, we had an accumulated deficit of approximately $2.5 million and cash on hand of approximately $1.8 million.

Sources of Funds

To date, we have relied on management’s ability to raise capital through equity private placement financings to fund our operations. During the year ended December 31, 2004, we raised capital through the following private placement transactions:

A.	In February 2004, we raised $200,000 by selling 200,000 (as adjusted to reflect the 1:5 reverse split of the outstanding common stock that occurred on March 31, 2004) shares of common stock to five investors.

B.	During the quarter ending June 30, 2004, we raised $944,050 by selling 629,367 shares of restricted common stock (at $1.50 per share) to 34 accredited investors.

C.	During the quarter ending September 30, 2004, we raised $193,250 by selling 128,834 shares of restricted common stock (at $1.50 per share) to twelve accredited investors.

D.	In December 2004, we raised $1,420,000 from five investors in a convertible debt financing, and issued to the investors secured convertible notes and common stock purchase warrants.

The notes each bear an interest rate of 8% per annum, with a default interest rate of 15% per annum. Aggregate monthly payments of 1.2% of the principal amount are due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount are due commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount are due commencing November 1, 2006 through October 31, 2007. Payments will be applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007.

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of our common stock at a conversion price of $1.50 per share, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. In addition, if, by March 16, 2006, the notes are still outstanding, the exercise price will be reduce by one-third unless we report gross revenues of at least $15 million or net profits of at least $1 million for the year ended December 31, 2005.

We can require the holders to convert the notes into shares of common stock if a registration statement for the resale of the underlying shares is effective and the common stock has traded above $2.50 per shares for ten consecutive days. The amount that the holders can be required to convert is limited to the aggregate dollar volume traded over the past seven trading days (pro-rated among all holders), but no holder is required to convert an amount that result in the holder becoming the beneficial owner of more than 4.99% of the outstanding common stock on the date of conversion.

The notes are secured by all of the assets of BlastGard International, Inc, and its wholly-owed subsidiary, BlastGard Technologies, Inc., until the notes have been fully paid or fully converted into common stock.

Also in connection with this sale, we issued the note holders two types of warrants to acquire shares of our common stock. We issued to the investors “Class A” Common Stock Purchase Warrants which entitle the investors to acquire an aggregate of 473,336 shares of our common stock at an exercise price of $2.09 per share (i.e., 110% of the closing bid price on the day before the Closing Date), are exercisable for a period of five years and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

We issued to the investors “Class B” Common Stock Purchase Warrants entitling them to acquire an aggregate of 141,999 shares of our common stock at an exercise price of $3.00 per share, are exercisable for a period of three years and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

Andrew Garrett, Inc., acted as placement agent in this transaction. The placement agent was paid a cash fee of $99,400, which represents 7% of the gross proceeds, and is also entitled to a 5% fee upon exercise of warrants by the investors, if any. We also issued the placement agent a warrant to acquire an aggregate of 82,834 shares of our common stock at an exercise price of $2.09 per share, and a warrant to acquire 4,870 shares of our common stock at an exercise price of $3.00 per share. The placement agent’s warrants are exercisable for a period of five years and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

E.	In December 2004, we raised $1,020,000 from one investor by selling 680,000 shares of restricted common stock (at $1.50 per share) to one investor, and we also issued to the investor a “Class B” common stock purchase warrant to acquire 100,000 shares of common stock at an exercise price of $3.00 per share (the other terms of the warrant are described above).

Basic Investors, Inc., acted as placement agent in this transaction. The placement agent was paid a cash fee of $132,600, which represents 13% of the gross proceeds.

For all of the transactions described above, we agreed to file a registration statement to register all of the shares of common stock issued, and the shares of common stock underlying the convertible notes and the warrants for resale by the holders.

Business Prospects

Although we are a development stage company and have recorded only nominal revenues to date, we believe that BlastWrap™ is a unique technology that will be desirable to end-users who will find it to be more effective, more flexible and lower-priced than the products currently offered by other competitors that offering blast solutions.

BlastWrap™ has been and continues to be tested and evaluated by many potential customers, including the following:

•	US Army Test Center – Aberdeen

•	Armor Systems International

•	NYPD, Atlanta and LACS Bomb Squads

•	Boeing Phantom Works – “FCS”

•	US Marines HMMWV Retrofit

•	Georgia Tech Applied Research Corp. - New Tactical Wheeled Vehicle Design

•	UK Ministry of Defence

•	Lockheed Martin Corporation

•	Rapid Mat LLC

•	Sandia National Laboratory

The process of evaluating and testing can be time consuming and costly, but each of the potential customers have done so at their own expense. We have received positive feedback from everyone who has been evaluating and testing BlastWrap™, and reasonably expect to generate sales within the next 12 months.

Plan of Operation

With approximately $1.8 million in cash on hand at January 1, 2005, we have developed a budget to utilize this cash to fund our operations for the next 15 months.

Our monthly cash needs are budgeted to average approximately $120,000 per month, with the following approximate breakdown:

salaries and benefits	$60,000
consulting and professional fees	$28,000
office overhead	$3,000
travel	$9,000
research and development	$20,000

total	$120,000

We do not anticipate making any significant purchases of assets such as plant or equipment.

We anticipate that we may need to hire up to four additional sales and marketing personnel in the next 12 months, if our sales efforts justify such additional personnel.

We plan to continue our research and development efforts over the next 12 months. Our core product, BlastWrap, is a finished product that we are currently manufacturing for R&D testing by third-parties. The primary application for BlastWrap is to further customize it for different applications and uses. We have two products that we consider to be completed and finished products, the First Responder and the BlastGard MTR (mitigated trash receptacle), which we are manufacturing and marketing as of March 1, 2005.

We intend to continue to work to improve our existing prototypes for each of the 13 product lines described in the Description of Business section, until they can be released as finished and marketable products. We also intend to research new applications and markets and to develop new prototypes for them. Most R&D costs that we will incur will relate to the development and testing of prototypes.

Additional Information Regarding Outstanding Convertible Notes Payable

As described above in greater detail, in December 2004, we raised $1,420,000 from five investors in a convertible debt financing, and issued to the investors secured convertible notes and common stock purchase warrants.

The balance sheet at December 31, 2004, includes $34,080 of the notes under current liabilities (as a current maturities on convertible notes payable), and the balance of $1,385,920 of the notes as long-term debt (as convertible notes payable, less current maturities).

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of our common stock at a conversion price of $1.50 per share, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price.

Each note provides that if, by March 16, 2006, the notes are still outstanding, the exercise price will be reduce by one-third (from $1.50 to $1.00, unless further adjusted) unless we report gross revenues of at least $15 million or net profits of at least $1 million for the year ended December 31, 2005. In the event that we do not meet these revenue or profit targets and the notes have not been converted prior to March 16, 2006, then if the note holders then elect to convert the notes at the lower exercise price, we will have to issue 50% more shares than we would have issued at a $1.50 exercise price. The issuance of additional shares would increase the number of shares outstanding and would dilute the proportionate ownership interests of existing shareholders, as well as have the potential to adversely affect the market price of the common stock if the additional shares are sold into the market.

FINANCIAL STATEMENTS

The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

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

OTHER INFORMATION

None.

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at December 31, 2004	F-3

Statements of Operations for the year ended December 31, 2004, from September 26, 2003 (inception) through December 31, 2003, and from September 26, 2003 (inception) through December 31, 2004	F-4

Statement of Changes in Shareholders’ Equity from September 26, 2003 (inception) through December 31, 2004	F-5

Statements of Cash Flows for the year ended December 31, 2004, from September 26, 2003 (inception) through December 31, 2003, and from September 26, 2003 (inception) through December 31, 2004	F-6

Notes to Financial Statements	F-7

To the Board of Directors and Shareholders:

Blastgard International, Inc. (formerly OPUS Resource Group, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Blastgard International, Inc. (formerly OPUS Resource Group, Inc.) (a development stage company) as of December 31, 2004, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2004, from September 26, 2003 (inception) through December 31, 2003 and from September 26, 2003 (inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blastgard International, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, from September 26, 2003 (inception) through December 31, 2003 and from September 26, 2003 (inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on January 31, 2004, the Company entered into an Agreement and Plan of Reorganization with Blastgard Technologies, Inc.

Cordovano and Honeck, LLP

Denver, Colorado

February 17, 2005

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Balance Sheet

December 31, 2004

Assets
Cash	$1,821,288
Property and equipment, net (Note 3)	39,959
Other assets:
Debt issue costs (Note 4)	156,477
Deferred costs	4,485

$2,022,209

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$14,365
Accrued liabilities	8,000
Accrued interest payable (Note 4)	9,467
Convertible notes payable, net of unamortized discount of $323,201 (Note 4)	1,096,799

Total liabilities	1,128,631

Shareholders’ equity (Note 5):
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized, 21,856,625 shares issued and outstanding	21,857
Additional paid-in capital	3,402,130
Deficit accumulated during development stage	(2,530,409)

Total shareholder’s equity	893,578

$2,022,209

See accompanying notes to financial statements

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2004	September 26, 2003 (Inception) Through December 31, 2003	September 26, 2003 (Inception) Through December 31, 2004
Revenues:
Sales	$595	$—	$595
Licensing fees	—	5,000	5,000

Total revenues	595	5,000	5,595

Operating expenses:
Stock-based compensation (Notes 2 and 5):
Officers and directors	—	12,500	12,500
Consulting services	1,199,750	—	1,199,750
Granted stock options	17,212	—	17,212
General and administrative	1,150,785	4,155	1,154,940
Research and development	148,426	—	148,426
Contract settlement fee (Note 5)	16,000	—	16,000
Depreciation and amortization	3,802		3,802
Gain on settlement of liabilities (Note 4)	(123,965)	—	(123,965)
Loss on disposal of assets	1,834	—	1,834

Total operating expenses	2,413,844	16,655	2,430,499

Operating loss	(2,413,249)	(11,655)	(2,424,904)

Interest income	3,072	—	3,072
Interest expense:
Amortized debt issue costs (Note 4)	(4,602)	—	(4,602)
Amortized debt discount (Note 4)	(9,506)	—	(9,506)
Other (Note 4)	(94,469)	—	(94,469)

Loss before income taxes	(2,518,754)	(11,655)	(2,530,409)

Income tax provision (Note 6)	—	—	—

Net loss	$(2,518,754)	$(11,655)	(2,530,409)

Basic and diluted loss per share	$(0.12)	$(0.00)

Basic and diluted weighted average common shares outstanding	20,231,443	12,376,000

See accompanying notes to financial statements

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Statement of Changes in Shareholders’ Equity

			Additional Paid-In Capital			Deficit Accumulated During Development Stage	Total
			Outstanding Common Stock Options	Outstanding Common Stock Warrants	Other Additional Paid-In Capital
	Common Stock
	Shares	Par Value
Balance at September 26, 2003 (inception)	—	$—	$—	$—	$—	$—	$—

September 2003, stock issued to officers in exchange for services (Note 2)	12,376,000	12,376	—	—	124	—	12,500
Net loss, period ended December 31, 2003	—	—	—	—	—	(11,655)	(11,655)

	12,376,000	12,376	—	—	124	(11,655)	845

January 2004, sale of common stock (Note 5)	5,824,000	5,824	—	—	(5,504)	—	320
January 2004, stock issued in recapitalization with OPUS Resource Group (Note 1)	879,424	879	223,308	293,250	(1,123,849)	—	(606,412)

January 31, 2004, following recapitalization	19,079,424	19,079	223,308	293,250	(1,129,229)	(11,655)	(605,247)

February 2004, sale of common stock (Note 5)	200,000	200	—	—	199,800	—	200,000
February 2004, granted stock options (Note 5)	—	—	9,400	—	—	—	9,400
March 2004, expired stock options and warrants (Note 5)	—	—	(180,808)	(49,999)	230,807	—	—
March 2004, stock issued in exchange for consulting services (Note 5)	704,000	704	—	—	703,296	—	704,000
March 2004, stock issued as payment for contract settlement fee (Note 5)	16,000	16	—	—	15,984	—	16,000
April 2004, granted stock options (Note 5)	—	—	3,446	—	—	—	3,446
April through September 2004, sale of common stock (Note 5)	758,201	759	—	—	1,136,542	—	1,137,301
May 2004, stock issued in exchange for consulting services (Note 5)	300,000	300	—	—	449,700	—	450,000
August 2004, stock issued in exchange for debt extinguishment (Note 4)	119,000	119	—	—	178,381	—	178,500
October 2004, granted stock warrants (Note 5)	—	—	—	45,750	—	—	45,750
December 2004, sale of common stock, net of offering costs of $132,600 (Note 5)	680,000	680	—	—	886,720	—	887,400
December 2004, granted stock warrants (Note 5)	—	—	—	381,416	—	—	381,416
Vesting of stock options (Note 5)	—	—	4,366	—	—	—	4,366
Net loss, year ended December 31, 2004	—	—	—	—	—	(2,518,754)	(2,518,754)

Balance at December 31, 2004	21,856,625	$21,857	$59,712	$670,417	$2,672,001	$(2,530,409)	$893,578

See accompanying notes to financial statements

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2004	September 26, 2003 (Inception) Through December 31, 2003	September 26, 2003 (Inception) Through December 31, 2004
Cash flows from operating activities:
Net loss	$(2,518,754)	$(11,655)	$(2,530,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,910	—	17,910
Stock-based compensation (Note 5)	1,216,962	12,500	1,229,462
Stock warrants granted for debt issue costs (Note 5)	(48,709)	—	(48,709)
Discount on convertible notes payable (Note 4)	(332,707)	—	(332,707)
Gain on settlement of liabilities	(123,965)	—	(123,965)
Loss on disposal of assets	1,834	—	1,834
Changes in operating assets and liabilities:
Accounts payable and accruals	119,467	4,000	123,467
Indebtedness to related party	(470)	470	—

Net cash provided by (used in) operating activities	(1,668,432)	5,315	(1,663,117)

Cash flows from investing activities:
Payments for deferred costs	—	(4,485)	(4,485)
Purchases of property and equipment	(43,761)	—	(43,761)

Net cash used in investing activities	(43,761)	(4,485)	(48,246)

Cash flows from financing activities:
Proceeds from the sale of common stock (Note 5)	2,357,621	—	2,357,621
Proceeds from issuance of convertible debt (Note 4)	1,420,000	—	1,420,000
Stock offering costs	(132,600)	—	(132,600)
Payments for debt issue costs	(112,370)	—	(112,370)

Net cash provided by financing activities	3,532,651	—	3,532,651

Net change in cash	1,820,458	830	1,821,288

Cash, beginning of period	830	—	—

Cash, end of period	$1,821,288	$830	$1,821,288

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,072	$—	$11,072

Income taxes	$—	$—	$—

Noncash investing and financing transactions:
Common stock issued in exchange for debt extinguishment (Note 4)	$178,500	$—	$178,500

See accompanying notes to financial statements

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Notes to Financial Statements

(1)	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Blastgard International, Inc. (the “Company”) was incorporated on September 26, 2003 as Blastgard Technologies, Inc. (“BTI”) in the State of Florida, to design and market proprietary blast mitigation materials. The Company has applied for a patent related to its BlastWrap® technology, which the Company plans to market as an effective method to mitigate blasts and suppress flash fires resulting from explosions. The Company intends to sub-contract the manufacturing of products to licensed and qualified production facilities.

On January 31, 2004, Opus Resource Group, Inc. (“OPUS”), a Colorado corporation, entered into an Agreement and Plan of Reorganization (the “Agreement”) with BTI. Under the terms of the Agreement, OPUS agreed to acquire all of the issued and outstanding common stock of BTI in exchange for 18,200,000 shares of its common stock. Following the acquisition, the former shareholders of BTI held approximately 94.4 percent of the Company’s outstanding common stock, resulting in a change of control. In addition, BTI became a wholly-owned subsidiary of OPUS. However, for accounting purposes, the acquisition has been treated as a recapitalization of BTI, with OPUS the legal surviving entity. Since OPUS had minimal assets and no operations, the recapitalization has been accounted for as the sale of 879,424 shares of BTI common stock for the net liabilities of OPUS. Therefore, the historical financial information prior to the date of the recapitalization, is the financial information of BTI.

On March 31, 2004, OPUS changed its name to Blastgard International, Inc.

Development Stage

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. As of December 31, 2004, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2004.

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Debt Issue Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt. The straight-line method results in amortization that is not materially different from that calculated under the effective interest method.

Deferred Costs

Patent and trademark application costs are capitalized as deferred costs. If a patent or trademark application is denied or expires, the costs incurred are charged to operations in the year the application is denied or expires. Amortization commences once a patent or trademark is granted.

Research and Development

Research and development costs are expensed as incurred.

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

Stock-based Compensation

The Company accounts for compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complies with the disclosure

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Notes to Financial Statements

provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option. Compensation expense is recognized on the date of grant or on the straight-line basis over the option-vesting period. The Company accounts for stock issued to nonemployees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method. Pro forma disclosures have been included in Note 5.

Loss per common share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2004, there were 1,943,925 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive. Also excluded from the calculation of net loss per share-diluted were 1,016,955 outstanding common stock warrants, which would also be antidilutive.

New accounting pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment.” This Statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company has not yet determined the impact of SFAS No. 123 (revised) on its financial statements.

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Notes to Financial Statements

(2)	Related Party Transactions

During the year ended December 31, 2004, officers paid expenses on behalf of the Company totaling $49,173 and advanced the Company an additional $27,000. The Company repaid the officers in full prior to December 31, 2004.

As part of the recapitalization, the Company assumed a liability to a former officer totaling $1,441 for expenses paid on behalf of the Company. The obligation was liquidated prior to December 31, 2004.

As part of the recapitalization, the Company assumed a liability for accrued interest owed to a shareholder. The accrued interest liability, totaling $1,072, was repaid prior to December 31, 2004.

On September 26, 2003, the Company issued 12,376,000 shares of its common stock to its officers and directors in exchange for administrative services and the patent-pending BlastWrap® technology. The Company’s common stock had no market value on the transaction date. Therefore, the transaction was valued in good faith by the Board of Directors at $12,500, or $.001 per share.

On September 29, 2003, the Company signed a License Agreement with Blastgard, Inc. (“BGI”), an affiliated corporation under common control. BGI planned to manufacture and distribute products using the Company’s technology. BGI paid the Company a $5,000 non-refundable license fee as part of the agreement. Under the terms of the agreement, BGI was required to raise $1.5 million in financing by December 15, 2003. Because BGI could not meet the funding requirements of the agreement, the agreement was terminated on December 30, 2003.

(3)	Property and Equipment

Property and equipment consisted of the following at December 31, 2004:

Equipment	$36,264
Furniture	7,497

43,761
Less accumulated depreciation	(3,802)

$39,959

Depreciation expense totaled $3,802 and $-0-, respectively, for the year ended December 31, 2004 and from September 26, 2003 (inception) through December 31, 2003.

(4)	Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants.

Each note carries an interest rate of 8% per annum, with a default interest rate of 15% per annum. Aggregate monthly payments of 1.2% of the principal amount are due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount are due commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Notes to Financial Statements

6% of the principal amount are due commencing November 1, 2006 through October 31, 2007. Payments will be applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007. As of December 31, 2004, accrued interest payable on the notes totaled $9,467.

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $1.50 per share, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price. In addition, if, by March 16, 2006, the notes are still outstanding, the exercise price will be reduce by one-third unless the Company reports gross revenues of at least $15 million or net profits of at least $1 million.

The Company can require the holders to convert the notes into shares of common stock if a registration statement for the resale of the underlying shares is effective and the common stock has traded above $2.50 per shares for ten consecutive days. The amount that the holders can be required to convert is limited to the aggregate dollar volume traded over the past seven trading days (pro-rated among all holders), but no holder is required to convert an amount that results in the holder becoming the beneficial owner of more than 4.99% of the outstanding common stock on the date of conversion.

The notes are secured by all of the Company’s assets until the notes have been fully paid or fully converted into common stock.

The Company’s convertible promissory notes payable consist of the following at December 31, 2004:

$1,000,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $227,606	$772,394
$200,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $45,521	154,479
$100,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $22,761	77,239
$100,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $22,761	77,239
$20,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $4,552	15,448

$1,096,799

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Common stock warrants

In connection with the convertible promissory notes, the Company issued note holders warrants to purchase shares of its common stock. The Company issued “Class A” common stock purchase warrants, which entitle the holders to acquire an aggregate of 473,336 shares of our common stock at an exercise price of $2.09 per share, are exercisable for a period of five years and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

The Company also issued “Class B” common stock purchase warrants entitling the holders to purchase an aggregate of 141,999 shares of the Company’s common stock at an exercise price of $3.00 per share, are exercisable for a period of three years and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

The fair value for the warrants granted in association with the convertible debt was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.00%
Dividend yield	0.00%
Volatility factor	56.36%
Weighted average expected life	3 to 5 years

The weighted average exercise price and weighted average fair value of these warrants were $2.30 and $.54, respectively. The fair value of all 615,335 warrants granted in association with the issuance of the convertible debt totaled $332,707.

The warrants are detachable and are valued separately from the convertible notes payable. Therefore, the fair value of the warrants, $332,707, was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount will be amortized over the life of the debt. As the discount is amortized, the outstanding principal balance of the notes will approach their face value of $1,420,000. Amortization resulting from the discount is charged to interest expense. Amortization on the debt discount totaled $9,506 at December 31, 2004.

Debt issue costs

The Company paid its debt placement agent and its attorney a total of $112,370 in connection with the issuance of the convertible promissory notes. In addition, the Company issued the placement agent Class A warrants to purchase an aggregate of 77,000 shares of the Company’s common stock at an exercise price of $2.09 per share, and Class B warrants to purchase 4,620 shares of the Company’s common stock at an exercise price of $3.00 per share. The placement agent’s warrants are exercisable for a period of five years and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Notes to Financial Statements

The fair value for the warrants issued in association with the convertible debt was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.00%
Dividend yield	0.00%
Volatility factor	56.36%
Weighted average expected life	3 to 5 years

The weighted average exercise price and weighted average fair value of these warrants were $2.14 and $.60, respectively. The fair value of the 81,620 warrants granted to the debt placement agent totaled $48,709, which, when added to the $112,370 paid to the placement agent and attorney, resulted in total debt issue costs of $161,079. Amortization resulting from the debt issue costs is charged to interest expense. Amortization on the debt issue costs totaled $4,602 at December 31, 2004.

Debt Settlement

On August 24, 2004, the Company settled, as payment in full, a past-due promissory note assumed in the recapitalization. Under the original terms of the note, the Company agreed to pay the principal amount of $250,000, plus interest at the rate of 10% per annum. Accrued interest through the settlement date was $25,000. Pursuant to the original loan agreement, the Company also had agreed to issue 3,334 shares of common stock and guaranteed that the shares would have a market value of at least $125,000 as of June 30, 2004. The Company did not issue the 3,334 shares required under the original loan agreement; however, the $125,000 associated with the shares was capitalized as debt issue costs and amortized to interest expense over the term of the note, with all $125,000 charged to interest expense as of June 30, 2004.

In full payment of the promissory note and in settlement of any and all obligations the Company had under the original loan agreement, the Company paid to the lender $100,000 in cash, issued 119,000 shares of its restricted common stock, and delivered to the lender 50,000 shares that were already outstanding in the name of Robert P. Gordon, a former officer and former director of the Company. The 50,000 shares from Robert P. Gordon were issued from the 100,000 shares held in escrow for the benefit of the Company to pay any contingent or undisclosed liabilities, pursuant to the January 31, 2004 recapitalization.

The 119,000 common shares issued by the Company were valued at $1.50 per share, or $178,500, based on contemporaneous common stock sales to unrelated third-party investors. The consideration paid by the Company to settle the debt totaled $278,500 ($100,000 in cash and $178,500 in stock). The value of the outstanding debt totaled $400,000 ($250,000 in principal, $25,000 in accrued interest, and $125,000 in debt issue costs). As a result, the Company recorded a $121,500 gain on the debt settlement, which is included in the accompanying condensed financial statements as “Gain on settlement of liabilities”.

(5)	Shareholders’ Equity

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

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Common stock

During January 2004, prior to the recapitalization, BTI sold 5,824,000 shares of its common stock to unrelated, third-party investors for $320.

During February 2004, the Company sold 200,000 shares of its common stock to unrelated, third-party investors for $200,000, or $1.00 per share.

On March 30, 2004, the Company issued 704,000 shares of its common stock in exchange for business consulting services. The common stock was valued by the Board of Directors at $1.00 per share based on contemporaneous sales of stock to unrelated third-party investors. Stock-based compensation expense of $704,000 was recognized in the accompanying financial statements for the year ended December 31, 2004.

On March 31, 2004, the Company issued 16,000 shares of its common stock to settle a disputed contract. The common stock was valued at $1.00 per share based on contemporaneous sales of stock to unrelated third-party investors. The $16,000 fee is included in the accompanying financial statements as “Contract settlement fee”.

From April through September 2004, the Company sold 758,201 shares of its common stock to unrelated, third-party investors for $1,137,301, or $1.50 per share.

On May 26, 2004, the Company issued 300,000 shares of its common stock in exchange for business consulting services. The common stock was valued at $1.50 per share based on contemporaneous sales of stock to unrelated third-party investors. Stock-based compensation expense of $450,000 was recognized in the accompanying financial statements for the year ended December 31, 2004. In January 2005, the Company cancelled this transaction and entered into litigation in an attempt to recover the outstanding shares. However, as of the date of this report, the shares are still issued and outstanding.

On August 24, 2004, the Company issued 119,000 shares of its common stock in exchange for the payment of a promissory note (see Note 4). The common stock was valued at $1.50 per share on the transaction date based on contemporaneous sales of stock to unrelated third-party investors

During December 2004, the Company sold 680,000 shares of its common stock to an unrelated, third-party investor for $1,020,000, or $1.50 per share. In addition, the Company granted the investor Class B warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The investor’s warrants are exercisable for a period of three years and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

Options granted to non-employees, accounted for under the fair value method

On February 17, 2004, the Company granted a consultant options to purchase an aggregate of 40,000 shares of the Company’s common stock at an exercise price of $2.00 per share. Half of the options vested on the date of grant and the remaining 20,000 options vest on January 1, 2005. The options

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Notes to Financial Statements

expire on December 31, 2007. On February 17, 2004 the quoted market price of the stock was $.75 per share. The Company valued the options at $.47 per share, or $18,800, in accordance with SFAS 123. Accordingly, $9,400 was recorded as stock-based compensation in the accompanying condensed financial statements for the 20,000 options that had vested as of September 30, 2004.

During April and May 2004, the Company granted three consultants options to purchase an aggregate of 27,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The Company subsequently terminated one consultant’s agreement and cancelled 11,250 options. The options vest at a rate of 1,500 per month over a period of 18 months. The options expire on December 31, 2008. The quoted market price of the stock was $1.50 per share on the date of grant. The Company valued the options at $.92 per share, or $24,813, in accordance with SFAS 123. Accordingly, $7,812 was recorded as stock-based compensation in the accompanying condensed financial statements for the options that had vested as of December 31, 2004.

On October 6, 2004, the Company granted a consultant options to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The options vested on the date of grant. The options expire on October 5, 2009. On October 6, 2004 the quoted market price of the stock was $1.50 per share. The Company valued the options at $.305 per share, or $45,750, in accordance with SFAS 123, which was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2004.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.00%
Dividend yield	0.00%
Volatility factor	56.63%
Weighted average expected life	3 years

Options granted to employees, accounted for under the intrinsic value method

On January 31, 2004, the Company granted its officers options to purchase an aggregate of 1,860,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The options vest as follows:

Number of Options	Date Vested
40,000	February 23, 2004
600,000	June 1, 2004
630,000	January 1, 2005
590,000	January 1, 2006

1,860,000

The options expire on December 31, 2007. The exercise prices of all stock options granted were greater than the quoted market prices of the underlying common stock on the respective grant dates.

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Notes to Financial Statements

On January 31, 2004 the market value of the stock was $1.07 per share. The Company valued the options at $.70 per share, or $1,310,360. Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Year Ended December 31, 2004	September 26, 2003 (Inception) Through December 31, 2003
Net loss, as reported	$(2,518,754)	$(11,655)
Decrease due to:
Employee stock options	(448,640)	—

Pro forma net loss	$(2,967,394)	$(11,655)

As reported:
Net loss per share - basic and diluted	$(0.12)	$(0.00)

Pro Forma:
Net loss per share - basic and diluted	$(0.15)	$(0.00)

Following is a schedule of changes in common stock options and warrants from September 26, 2003 (inception) through December 31, 2004:

Description	Options	Warrants
Outstanding at September 26, 2003 (inception)	—	—
Granted	—	—
Exercised	—	—
Expired/cancelled	—	—

Outstanding at December 31, 2003	—	—

Acquired through recapitalization	131,420	90,000
Granted	1,927,000	946,955
Exercised	—	—
Expired/cancelled	(114,495)	(20,000)

Outstanding at December 31, 2004	1,943,925	1,016,955

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

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Notes to Financial Statements

(6)	Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	Year Ended December 31, 2004	September 26, 2003 (Inception) Through December 31, 2003
U.S. statutory federal rate, graduated	34.00%	15.00%
State income tax rate, net of federal	3.63%	4.68%
Permanent book-to-tax differences	-0.10%	0.00%
Net operating loss (NOL) for which no tax benefit is currently available	-37.53%	-19.68%

	0.00%	0.00%

At December 31, 2004, deferred tax assets consisted of a net tax asset of $947,481, due to operating loss carryforwards of $2,523,449, which was fully allowed for, in the valuation allowance of $947,481. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the year ended December 31, 2004 and the period ended December 31, 2003 totaled $945,188 and $2,293, respectively. The current tax benefit also totaled $945,188 and $2,293 for the year ended December 31, 2004 and the period ended December 31, 2003, respectively. The net operating loss carryforward expires through the year 2024.

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

(7)	Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). The loss that would have resulted from that risk totaled $1,737,136 at December 31, 2004, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

PART III

DIRECTORS AND EXECUTIVE OFFICERS

The Company has a Board of Directors which is currently comprised of three members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of our Board of Directors and our executive officers and their respective age and position are as follows:

Name	Age	Position with Registrant	Director of Registrant Since
James F. Gordon	61	CEO, Chairman & Director	January 2004

John L. Waddell, Jr.	62	President, Chief Operating Officer and Director	January 2004

Michael J. Gordon	46	CFO, VP – Corporate Administration and Director	January 2004

Kevin J. Sharpe	44	VP – Engineering & Product Development	N/A

James F. Gordon – Chairman, CEO and Board member since January 2004. As co-inventor of BlastWrap™, Mr. Gordon is responsible for the overall policies, management development and the Company’s future expansion and promotion of BlastWrap™ products. Mr. Gordon has 25 years of sales and marketing experience as a licensed real estate broker and appraiser. He co-founded and was Vice President of Sea Gull Ltd. Builders, a successful land development and construction company. For sixteen years, Mr. Gordon designed and constructed executive single-family homes. He later focused on the design, construction and sale of Medical Condo office buildings, and is considered by the New Jersey Courts as an expert in zoning and land development issues. From December 2000 to January 2004, Mr. Gordon was CEO of BlastGard, Inc. (an entity not related to our company, that had a license to a different blast mitigation technology that was different that the technology owned by our company). From 1995 to 2003, he was the President of Purple’s Inc. an award winning, 275 seat 1920’s Art Deco restaurant that he and his wife Bonnie, designed and built in 1995. Mr. Gordon received his Bachelor of Science Degree from Monmouth University, West Long Branch, New Jersey. Mr. Gordon is also a U.S. Army veteran

John L. Waddell, Jr. – President, COO and Board member since January 2004. As co-inventor of BlastWrap™, Mr. Waddell has over 35 years experience as a corporate executive in various domestic and international management positions including two large multi-national corporations, United States Steel Corporation and Mannesmann AG of Germany. From March 2002 to January 2004, Mr. Waddell was President, COO and Board member of BlastGard, Inc. (an entity not related to our company, that had a license to a different blast mitigation technology that was different that the technology owned by our company). From December 2001 to March 2002, Mr. Waddell was Vice President – Operations of MegaWorld, Incorporated, a telecommunications service provider. From February 2000 to December 2001, Mr. Waddell was Vice President- Operations for JoyVer, Inc., based in Houston, TX, pursuing funding for development of blast effect mitigation business. From 1983 to 1998, as the President & CEO of Mannesmann Oilfield Tubulars Corporation and subsequently as one of the founders, President & CEO of Peregrine Energy, Inc., Mr. Waddell hired personnel, set policies and procedures, directed sales and orchestrated the design and installation of efficient data management systems. Mr. Waddell brings skills in manufacturing, planning and operational and executive management to BlastGard International, Inc. Mr. Waddell has a Bachelor of Arts in Economics from Duke University, Durham, North Carolina.

Michael J. Gordon – Chief Financial Officer, Vice President—Corporate Administration and Board member since January 2004. From January 2003 to January 2004, Mr. Gordon devoted a majority of his time in the development and marketing of BlastGard, Inc. (an entity not related to our company, that had a license to a different blast mitigation technology that was different that the technology owned by our company). From April 1998 through December 2002, Mr. Gordon was Vice President and a Board member of BBJ Environmental Solutions, which conducts research on the causes of, and develops solutions to, biologically related indoor air quality problems, including research in bio-defense and emerging infectious diseases, such as Anthrax. From August 1987 through December 1997, Mr. Gordon was employed by Phoenix Information Systems Corp., where he was responsible for overseeing administrative operations, the filing of all SEC reports and documents, company news releases and public relations. Before joining Phoenix, Mr. Gordon served as Director of Legacies and Planned Giving for the American Cancer Society. Mr. Gordon received his Bachelor of Science degree from the State University of New York in 1980.

Kevin J. Sharpe - Vice President – Engineering & Product Development since February 2004. Mr. Sharpe has over 20 years experience in explosive engineering, structural response to blast loading and ballistic impact, explosives and munitions design and ordnance disposal. From 1993 through January 2004, Mr. Sharpe was Technical Leader/Project Manager for Dstl/DERA (Defence Science and Technology Laboratory (an agency of the UK Ministry of Defence)/Defence Evaluation and Research Agency), where he conducted research into Special Projects. From 1981 through 1993, Mr. Sharpe was a research scientist at Atomic Weapons Establishment in Essex, England, conducting research into blast mitigation systems, training UK and US military in use and deployment of blast mitigation and particulate entrapment systems, designing and development of advanced explosive systems, planning and conducting military training courses and exercises, and conducting explosive trials and testing. With Security Clearance of Top Secret Strap 2 and Secret Atomic Principle, Mr. Sharpe developed special purpose tools and techniques to meet military user aspirations, such as training special forces troops; training EOD/IEDD end users; developing protection systems for aircraft; conducting cockpit voice recorder research; support for US air accident investigations; membership of Emergency Response teams; developed explosive welding techniques for aircraft component fabrication; designed and developed novel explosive compositions for target specific applications; membership of the Institute of Explosive Engineers (IEE); membership of the Institute of Accident Investigators and Bomb Technicians; presentation on aircraft hardening to ISASI; presentation to ISASI on aircraft health monitoring and explosion location; annual presentations on blast mitigation and protection to the Group of Experts in Mitigation Systems (GEMS—a symposium set up to monitor advances in blast mitigation technology by the UK security services); and published numerous classified reports on Special Projects, Aircraft Hardening, EOD and IEDD etc. Born in London, England, Mr. Sharpe received his Higher National Certificate in Mechanical Engineering and Applied Physics from Anglia Higher Education College, Cambridge Explosive Engineering.

Family Relationships

James F. Gordon (an officer and director), Michael J. Gordon (an officer and director) are brothers.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company does not have a separately-designated standing audit committee at this time because it is not required to do so. Accordingly, the Company does not have an audit committee financial expert.

Code of Ethics

On August 4, 2004, the Board of Directors established a written code of ethics that applies to our senior executive and financial officers. A copy of the code of ethics is posted on our website at www.blastgardintl.com and or may be obtained by any person, without charge, who sends a written request to BlastGard International. Inc., c/o Investor Relations, 12900 Automobile Blvd., Suite D, Clearwater, Florida 33762.

EXECUTIVE COMPENSATION

From September 26, 2003 (Inception) through December 31, 2003, no executive officer had salaries and bonuses of $100,000 or more.

All of our executive officers received employment contracts in 2004. The following table reflects certain compensation paid to our Executive Officers during the year ended December 31, 2004.

Annual Compensation
(a)	(b)	(c)	(d)	(e)
Name And Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)
James F Gordon, CEO	2004 2003	175,000 -0-	-0- -0-	-0- -0-
John L Waddell, Jr., President, COO	2004	150,000	-0-	-0-
Kevin J. Sharpe, VP	2004	125,000	-0-	-0-
Michael J. Gordon, CFO, VP	2004	125,000	-0-	-0-

		Long Term Compensation
		Awards		Payouts
(a)	(b)	(f)	(g)	(h)	(i)
Name And Principal Position	Year	Restricted Stock Award(s)($)	Number Of Options / Warrants	LTIP Payouts($)	All Other Compensation($)
James F Gordon, CEO	2004 2003	-0- -0-	580,000 -0-	-0- -0-	-0- -0-
John L Waddell, Jr., President, COO	2004	-0-	580,000	-0-	-0-
Kevin J. Sharpe, VP	2004	-0-	500,000	-0-	-0-
Michael J. Gordon, CFO, VP	2004	-0-	300,000	-0-	-0-

OPTION/SAR GRANTS

We have not granted any stock appreciation rights.

The information provided in the table below provides information with respect to individual grants of our stock options during the year ended December 31, 2004 to the executive officers named in the summary compensation table above.

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Options Granted (#)	% of Total Options/Granted to Employees in Fiscal Year (1)	Exercise Price ($/Sh)	Expiration Date
James F. Gordon, CEO	580,000	28.0	2.00	12/31/07
John L. Waddell, Jr., President, COO	580,000	28.0	2.00	12/31/07
Kevin J. Sharpe, VP	525,000	25.0	2.00	12/31/07
Michael J. Gordon, CFO, VP	300,000	14.0	2.00	12/31/07

(1)	The percentage of total options granted to our employees in 2004 (as of December 31, 2004) is based upon options granted to officers, directors and employees totaling 2,060,000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION/SAR VALUES

The information provided in the table below provides information with respect to each exercise of stock options (if any) during most recent fiscal year ended December 31, 2004 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options.

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(n1)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End($) Exercisable/Unexercisable(n1)
James F. Gordon, CEO	-0-	N/A	200,000/380,000	$440,000/$836,000
John L. Waddell, Jr., President, COO	-0-	N/A	200,000/380,000	$440,000/$836,000
Kevin J. Sharpe, VP	-0-	N/A	200,000/325,000	$440,000/$715,000
Michael J. Gordon, CFO, VP	-0-	N/A	100,000/200,000	$220,000/$440,000

(n1)	The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively.

LONG-TERM INCENTIVE PLANS (“LTIP”) - AWARDS IN LAST FISCAL YEAR

This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards pursuant to any LTIP during the fiscal year ended December 31, 2004.

COMPENSATION OF DIRECTORS

No compensation was paid to our Directors for any service provided as a Director during the year ended December 31, 2004. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting our business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND

CHANGE-IN-CONTROL ARRANGEMENTS

All four executive officers have written employment agreements.

The agreement with James F. Gordon provides for a term that commenced January 31, 2004 and ends December 31, 2007, an annual salary of $175,000 per year, and options to purchase 580,000 shares of common stock at $2.00 per share that expire December 31, 2007 and vest as follows: 200,000 on June 30, 2004, 200,000 on January 1, 2005 and 180,000 on January 1, 2006. James Gordon is also entitled to a two percent (2%) net profit bonus each year based on BlastGard’s fiscal year December 31 financials.

The agreement with John L. Waddell, Jr. provides for a term that commenced January 31, 2004 and ends December 31, 2007, an annual salary of $150,000 per year, and options to purchase 580,000 shares of common stock at $2.00 per share that expire December 31, 2007 and vest as follows: 200,000 on June 30, 2004, 200,000 on January 1, 2005 and 180,000 on January 1, 2006. Mr. Waddell is also entitled to a two percent (2%) net profit bonus each year based on BlastGard’s fiscal year December 31 financials.

The agreement with Michael J. Gordon provides for a term that commenced January 31, 2004 and ends December 31, 2007, an annual salary of $125,000 per year, and options to purchase 300,000 shares of common stock at $2.00 per share that expire December 31, 2007 and vest as follows: 100,000 on June 30, 2004, 100,000 on January 1, 2005 and 100,000 on January 1, 2006. Michael Gordon is also entitled to a one percent (1%) net profit bonus each year based on BlastGard’s fiscal year December 31 financials.

The agreement with Kevin J. Sharpe provides for a term that commenced February 1, 2004 and ends December 31, 2007, an annual salary of $100,000 per year, and options to purchase 525,000 shares of common stock at $2.00 per share that expire December 31, 2007 and vest as follows: 200,000 on June 30, 2004, 200,000 on January 1, 2005 and 125,000 on January 1, 2006.

Each agreement provides for severance pay in the event of termination without cause equal to the greater of twelve months of salary or the balance due from the date of termination until the expiration date of the contract.

Our Board of Directors has complete discretion as to the appropriateness of (a) key-man life insurance, (b) obtaining officer and director liability insurance, (c) employment contracts with and compensation of executive officers and directors, (d) indemnification contracts, and (e) incentive plan to award executive officers and key employees.

Our Board of Directors is responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of the Company. Our goals are to align compensation with business objectives and performance and to enable us to attract, retain and reward executive officers and other key employees who contribute to our long-term success. We intend to provide base salaries to our executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied into performance, incentive bonuses may be available to certain executive officers and key employees. In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants.

OWNERSHIP OF SECURITIES BY BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2004 by all persons known by us to be beneficial owners of more than 5% of its common stock and all of our officers and directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership (n1)	Percentage Outstanding (n2)
James F. Gordon (n3)	5,023,400	22.6%
John L. Waddell, Jr. (n4)	5,350,400	24.0%
Michael J. Gordon (n5)	2,411,700	10.9%
Kevin J. Sharpe (n6)	400,000	1.8%
Includes all of our officers and Directors as a group (4 persons)	13,185,500	56.7%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BlastGard International, Inc. at 12900 Automobile Blvd., Suite D, Clearwater, FL 33762.
(n2)	Based upon 21,856,625 shares of Common Stock outstanding as of December 31, 2004, plus the amount of shares each person or group has the right to acquire within 60 days under options, warrants, rights, conversion privileges, or similar obligations.
(n3)	James F. Gordon is an officer and director of our Company. Includes options to purchase 400,000 shares of our common stock.
(n4)	John L. Waddell, Jr. is an officer and director of our Company. Includes options to purchase 400,000 shares of our common stock.
(n5)	Michael J. Gordon is an officer and director of our Company. Includes options to purchase 200,000 shares of our common stock.
(n6)	Kevin J. Sharpe is an officer of our Company. Includes options to purchase 400,000 shares of our common stock.

Equity Compensation Plan Information

As of December 31, 2004, we did not have a formal Employee Benefit and Consulting Services Compensation Plan in effect. However, during the fiscal year ended December 31, 2004, we granted options to acquire shares of restricted common stock that were not pursuant to a formal equity compensation plan (and not approved by shareholders): we granted an aggregate of 1,960,000 options to four officers and an aggregate of 167,000 options to five consultants; the exercise price of all options granted was $2.00 per share.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of the paragraphs to follow describe transactions between BlastGard International, Inc. and its officers, directors and affiliated persons. Those transactions that occurred prior to January 31, 2004, which resulted in the issuance of shares in BlastGard Technologies, Inc.’s common stock, were later exchanged into shares of BlastGard International, Inc.’s common stock.

The numbers of shares and the prices per share listed for the transactions described below have been adjusted to reflect a 1:5 reverse split of the outstanding common stock that occurred on March 31, 2004 and a 1:15 reverse split of the outstanding common stock that occurred on September 29, 2003.

During the last two fiscal years, we entered into the following transactions in which our current or former officers and directors had a material interest:

On March 25, 2003, Joseph R. King was issued 40,000 shares of the Company’s restricted common stock as compensation for services rendered. The shares were valued at $36,000 (market value at that time).

On March 25, 2003, we entered into an agreement with BlastGard, Inc. (BlastGard Technologies, Inc. is not the same entity as BlastGard, Inc.) pursuant to which the Company issued 66,667 shares of restricted stock to BlastGard, Inc. in exchange for the right to distribute and sell BlastGard, Inc.’s products in China. The shares were valued at $60,000 (market value at the time). James Gordon was an officer and director of BlastGard, Inc. and Michael Gordon was an officer of BlastGard, Inc. at the time of the transaction. James and Michael Gordon are brothers of Robert Gordon, who was an officer and director of the Company at that time. Because BlastGard, Inc. did not retain its licensing agreement to utilize patents owned by a third-party, BlastGard, Inc. could not perform under the agreement with the Company, so the Company and BlastGard, Inc. mutually agreed to rescind the agreement and the 66,667 shares of common stock issued to BlastGard, Inc. were returned to the Company and cancelled in January 2004.

On January 9, 2004, we issued an aggregate of 40,400 shares to Robert P. Gordon, an officer and director of the Company at that time, as follows: 26,000 shares were issued in settlement of $13,000 in accrued salary and 14,400 shares were issued in settlement of $7,200 in accrued rent expense.

On January 9, 2004, we issued an aggregate of 66,000 shares to Paul W. Henry, a director of the Company at that time, in settlement of $33,000 in accrued consulting fees.

On January 31, 2004, we acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc., a Florida corporation (“BTI”), from the nine shareholders of BTI in exchange for an aggregate of 18,200,000 shares of our Company’s common stock pursuant to an Agreement and Plan of Reorganization. This transaction was a recapitalization that was accounted for as the sale of the shares of BTI for the net liabilities of the public company of $606,412. The following person, all of whom were BTI shareholders prior to the reorganization, acquired an interest in our Company:

•	James F. Gordon acquired 4,950,400 shares of common stock of the Company and became an officer and director of the Company.

•	Michael J. Gordon acquired 2,475,200 shares of common stock of the Company and became an officer and director of the Company.

•	John Waddell, Jr. acquired 4,950,400 shares of common stock of the Company and became an officer and director of the Company

•	Robert P. Gordon acquired 1,037,400 shares of common stock of the Company and resigned as an officer and director of the Company.

•	Paul W. Henry acquired 127,400 shares of common stock of the Company and resigned as a director of the Company.

EXHIBITS

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.5	The Company’s Articles of Incorporation, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003.)

3.6	The Company’s Bylaws, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.6 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003.)

4.01	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.02	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

4.03	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.03 of the current report on Form 8-K filed December 3, 2004.)

4.04	Form of Class B Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.04 of the current report on Form 8-K filed December 3, 2004.)

4.05	Form of Common Stock Purchase Warrant issued to Andrew Garrett, Inc. (Placement Agent). (Incorporated by reference to exhibit 4.05 of the current report on Form 8-K filed December 3, 2004.)

4.06	Security and Pledge Agreement between the Company and Barbara Mittman as collateral agent for the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.06 of the current report on Form 8-K filed December 3, 2004.)

4.07	Security and Pledge Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.07 of the current report on Form 8-K filed December 3, 2004.)

4.08	Collateral Agent Agreement among the Company, Barbara Mittman (the collateral agent) and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.08 of the current report on Form 8-K filed December 3, 2004.)

4.09	Guaranty Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.09 of the current report on Form 8-K filed December 3, 2004.)

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002.)

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994, filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.16	Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement of Form SB-2, pre-effective amendment no. 3 (File No. 333-121455).)

21.1	List of Subsidiaries. ((Incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by Cordovano & Honeck, LLP as well as the fees charged by Cordovano & Honeck, LLP for such services. In its review of non-audit service fees and its appointment of Cordovano & Honeck, LLP as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining Cordovano & Honeck, LLP’s independence. All of the services provided and fees charged by Cordovano & Honeck, LLP in 2004 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by Cordovano & Honeck, LLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2004 and 2003 were $12,875 and $9,250, respectively.

Audit-Related Fees

There were no other fees billed by Cordovano & Honeck, LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no tax related fees billed by Cordovano & Honeck, LLP during 2003 or 2004.

All Other Fees

There were no other fees billed by Cordovano & Honeck, LLC during the last two fiscal years for products and services provided by Cordovano & Honeck, LLC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: March 31, 2005	By:	/s/ James F. Gordon
James F. Gordon, Chief Executive Officer

Dated: March 31, 2005	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ John L. Waddell, Jr.
John L. Waddell, Jr., Director

Date: March 31, 2005

	By:	/s/ James F. Gordon
James F. Gordon, Director

Date: March 31, 2005

	By:	/s/ Michael J. Gordon
Michael J. Gordon, Director

Date: March 31, 2005

EXHIBIT INDEX

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.5	The Company’s Articles of Incorporation, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003.)

3.6	The Company’s Bylaws, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.6 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003.)

4.01	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.02	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

4.03	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.03 of the current report on Form 8-K filed December 3, 2004.)

4.04	Form of Class B Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.04 of the current report on Form 8-K filed December 3, 2004.)

4.05	Form of Common Stock Purchase Warrant issued to Andrew Garrett, Inc. (Placement Agent). (Incorporated by reference to exhibit 4.05 of the current report on Form 8-K filed December 3, 2004.)

4.06	Security and Pledge Agreement between the Company and Barbara Mittman as collateral agent for the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.06 of the current report on Form 8-K filed December 3, 2004.)

4.07	Security and Pledge Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.07 of the current report on Form 8-K filed December 3, 2004.)

4.08	Collateral Agent Agreement among the Company, Barbara Mittman (the collateral agent) and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.08 of the current report on Form 8-K filed December 3, 2004.)

4.09	Guaranty Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.09 of the current report on Form 8-K filed December 3, 2004.)

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002.)

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994, filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.16	Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement of Form SB-2, pre-effective amendment no. 3 (File No. 333-121455).)

21.1	List of Subsidiaries. ((Incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-KSB for the year ended December 3 1, 2004.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)