Form 10QSB
period 2005-03-31
BLASTGARD INTERNATIONAL INC
filed 2005-05-11
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 6, 2005, the issuer had 21,856,625 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

INDEX

Page
PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed balance sheet, March 31, 2005 (unaudited)	F-1

Condensed statements of operations, three months ended March 31, 2005 (unaudited), March 31, 2004 (unaudited), and September 26, 2003 (inception) through March 31, 2005 (unaudited)	F-2

Condensed statements of cash flows, three months ended March 31, 2005 (unaudited), March 31, 2004 (unaudited), and September 26, 2003 (inception) through March 31, 2005 (unaudited)	F-3

Notes to condensed financial statements (unaudited)	F-4

Item 2. Management’s Plan of Operation.	1

Item 3. Controls and Procedures	3

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	4

Item 2. Changes in Securities and Use of Proceeds	4

Item 3. Defaults upon Senior Securities	4

Item 4. Submission of Matters to a Vote of Security Holders	4

Item 5. Other Information	4

Item 6. Exhibits and Reports on Form 8-K	4

Signatures	5

i

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Balance Sheet

(Unaudited)

March 31, 2005

Assets
Cash	$1,428,126
Accounts receivable, net	259
Property and equipment, net	73,604
Other assets:
Debt issue costs (Note 4)	142,670
Deferred costs	4,485
Deposits	1,850

$1,650,994

Liabilities and Shareholders’ Equity
Liabilities:
Indebtedness to related parties (Note 2)	$764
Accounts payable	14,000
Accrued liabilities	1,500
Accrued interest payable (Note 4)	37,867
Convertible notes payable, net of unamortized discount of $294,683 (Note 4)	1,125,317

Total liabilities	1,179,448

Shareholders’ equity (Note 5):
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized, 21,856,625 shares issued and outstanding	21,857
Additional paid-in capital	3,458,442
Deficit accumulated during development stage	(3,008,753)

Total shareholder’s equity	471,546

$1,650,994

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		September 26, 2003 (Inception) Through March 31, 2005
	2005	2004
Revenues:
Sales	$259	$—	$854
Licensing fees	—	—	5,000

Total revenues	259	—	5,854

Operating expenses:
Stock-based compensation (Note 5):
Officers and directors	—	—	12,500
Consulting services	—	704,000	1,199,750
Granted stock options	56,312	9,400	73,524
General and administrative	323,327	203,624	1,478,267
Research and development	32,859	—	181,285
Contract settlement fee	—	16,000	16,000
Depreciation and amortization	5,244	641	9,046
Gain on settlement of liabilities	—	—	(123,965)
Loss on disposal of assets	—	1,834	1,834

Total operating expenses	417,742	935,499	2,848,241

Operating loss	(417,483)	(935,499)	(2,842,387)

Interest income	9,864	—	12,936
Interest expense (Note 4):
Amortized debt issue costs	(13,807)	—	(18,409)
Amortized debt discount	(28,518)	—	(38,024)
Other	(28,400)	(42,002)	(122,869)

Loss before income taxes	(478,344)	(977,501)	(3,008,753)

Income tax provision (Note 3)	—	—	—

Net loss	$(478,344)	$(977,501)	(3,008,753)

Basic and diluted loss per share	$(0.02)	$(0.05)

Basic and diluted weighted average common shares outstanding	21,856,625	19,452,714

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		September 26, 2003 (Inception) Through March 31, 2005
	2005	2004
Net cash provided by (used in) operating activities	$(354,273)	$(186,852)	$(2,017,390)

Cash flows from investing activities:
Payments for deferred costs	—	—	(4,485)
Purchases of property and equipment	(38,889)	(10,329)	(82,650)

Net cash used in investing activities	(38,889)	(10,329)	(87,135)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	200,320	2,357,621
Proceeds from issuance of convertible debt	—	—	1,420,000
Stock offering costs	—	—	(132,600)
Payments for debt issue costs	—	—	(112,370)

Net cash provided by financing activities	—	200,320	3,532,651

Net change in cash	(393,162)	3,139	1,428,126

Cash, beginning of period	1,821,288	—	—

Cash, end of period	$1,428,126	$3,139	$1,428,126

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$11,072

Income taxes	$—	$—	$—

Noncash investing and financing transactions:
Common stock issued in exchange for debt extinguishment	$—	$—	$178,500

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 1: Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2004, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. As of March 31, 2005, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

Note 2: Related party transactions

During the three months ended March 31, 2005, officers paid expenses on behalf of the Company totaling $764, which were not repaid as of March 31, 2005. The balance owed the officers is included in the accompanying condensed financial statements as “Indebtedness to related parties”.

Note 3: Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 4: Notes payable

The Company’s convertible promissory notes payable consist of the following at March 31, 2005:

$1,000,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $207,523	$792,477
$200,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $41,505	158,495
$100,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $20,752	79,248
$100,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $20,752	79,248
$20,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $4,151	15,849

$1,125,317

Accrued interest payable on the note totaled $37,867 at March 31, 2005.

The fair value of detachable warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount is amortized over the life of the debt. As the discount is amortized, the outstanding principal balance of the notes will approach their face value of $1,420,000. Amortization resulting from the discount is charged to interest expense, resulting in effective interest rate of approximately 16% on the convertible notes. Accumulated amortization and amortization expense on the debt discount totaled $38,024 and $28,518 as of and for the three months ended March 31, 2005, respectively.

The Company paid its debt placement agent and its attorney a total of $112,370 and issued detachable warrants in connection with the issuance of the convertible promissory notes. The fair value of the warrants totaled $48,709, which, when added to the $112,370 paid to the placement agent and attorney, resulted in total debt issue costs of $161,079. Amortization resulting from the debt issue costs is charged to interest expense. Accumulated amortization and amortization expense of the debt issue costs totaled $18,409 and $13,807 as of and for the three months ended March 31, 2005, respectively.

Note 5: Shareholders’ equity

Options granted to non-employees, accounted for under the fair value method

On March 22, 2005, the Company granted consultants options to purchase an aggregate of 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share. All of the options vested on the date of grant. The options expire on March 31, 2009. The quoted market price of the stock was $1.53 per share on the grant date. The Company valued the options at $.322 per share, or $40,250, which is recorded as stock-based compensation in the accompanying condensed financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.77%
Dividend yield	0.00%
Volatility factor	33.97%
Weighted average expected life	4 years

An additional 22,250 stock options granted to non-employees in prior years, vested during the three months ended March 31, 2005. Compensation related to the vested options totaled $16,062 and has been recorded as stock-based compensation in the accompanying condensed financial statements

Options granted to employees, accounted for under the intrinsic value method

An additional 630,000 stock options granted to employees in prior years, vested during the three months ended March 31, 2005. Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(464,344)	$(977,501)
Decrease due to:
Employee stock options	(445,380)	—

Pro forma net loss	$(909,724)	$(977,501)

As reported:
Net loss per share - basic and diluted	$(0.02)	$(0.05)

Pro Forma:
Net loss per share - basic and diluted	$(0.04)	$(0.05)

The following schedule discloses the calculation of the pro forma compensation expense on employee stock options:

Date of Grant	Number of Options Granted	Total Fair Value	Options Vested Through March 31, 2005	Fair Value Incurred Through March 31, 2005
2/23/2004	100,000	$32,600	70,000	$22,820
1/31/2004	300,000	217,800	200,000	145,200
1/31/2004	300,000	217,800	200,000	145,200
1/31/2004	580,000	421,080	400,000	290,400
1/31/2004	580,000	421,080	400,000	290,400

	1,860,000	$1,310,360	1,270,000	$894,020

$448,640 of the stock options’ total fair value ($894,020) would have been recognized during the year ended December 31, 2004.

Following is a schedule of changes in common stock options and warrants for the three months ended March 31, 2005:

	Awards Outstanding		Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
	Options	Warrants
Outstanding at January 1, 2005	1,943,925	1,016,955	$.25 - $5.00	$2.22	3.39 years
Granted	125,000	—	$2.00	$2.00	4 years
Exercised	—	—	—	$—	N/A
Expired	(28,175)	(30,000)	$.25 - $1.50	$1.05	N/A

Outstanding at March 31, 2005	2,040,750	986,955	$.50 - $5.00	$2.23	3.21 years

Note 6: Concentration of credit risk for cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). The loss that would have resulted from that risk totaled $1,364,198 at March 31, 2005, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Note 7: Litigation

The Company is involved in various legal actions and claims arising from the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial statements.

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. Our actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2005, have been included.

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

Financial Results

We are considered a development stage company and have recorded only nominal revenues from inception to date. At March 31, 2005, we had an accumulated deficit of approximately $3.0 million and cash on hand of approximately $1.4 million.

For the quarter ended March 31, 2005, we expended $393,162 in cash. Our primary expenses were general and administrative of $323,327, research and development of $32,859, and stock based compensation for the granting of stock options to consultants of $56,312. We also spent $38,889 for the purchase of equipment.

As of March 31, 2005, the accrued interest payable on the outstanding convertible notes payable was $37,867.

Plan of Operation

To date, we have relied on management’s ability to raise capital through debt and equity private placement financings to fund our operations.

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

Business Prospects

Although we are a development stage company and have recorded only nominal revenues to date, we believe that BlastWrap™ is a unique blast-mitigating technology that will be desirable to end-users who will find it to be more effective, more flexible and lower-priced than the products currently offered by other companies that offer blast solutions.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the pending legal proceeding previously described in the Company’s periodic reports.

Item 2. Changes in Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003.)

3.8	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.6 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003.)

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.16	Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455).)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: May 11, 2005	By:	/s/ James F. Gordon
James F. Gordon, Chief Executive Officer

Dated: May 11, 2005	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003.)

3.8	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.6 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003.)

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.16	Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455).)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).