Form 10KSB/A
period 2004-12-31
BLASTGARD INTERNATIONAL INC
filed 2005-07-13
CIK 1102358

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

Purpose of this Amendment

BlastGard International, Inc. is filing this report on Form 10-KSB/A-1 to amend its annual report for the period ended December 31, 2004. We are re-filing our annual report in its entirety.

We are filing this amendment in response to comments received during an SEC regulatory review of our filings.

We have restated our financial statements. The restatement resulted in a $432,174 increase to the Company’s net loss for the year ended December 31, 2004, from $2,518,754 to $2,950,928. There was no effect to our total assets or total liabilities and shareholders’ equity. As described in Note 4 (Notes Payable) to the financial statements, we issued convertible promissory notes totaling $1,420,000 in December 2004. The notes are convertible to common stock at a rate of $1.50 per share, which equaled the fair market value of the stock on the date of issuance. However, we also issued detachable warrants with the convertible notes and the warrants had a fair value of $332,707. The fair value allocated to the detachable warrants reduced the effective conversion price of the debt from $1.50 to $1.15. The reduction on the effective conversion price resulted in a beneficial conversion totaling $432,174. Because the convertible notes are immediately convertible at the option of the debt holder, the entire beneficial conversion was charged to interest expense with a corresponding credit to additional paid-in capital.

We have also added additional information to our Description of Business (primarily the company history) and our Plan of Operation.

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

Company History

BlastGard International, Inc. was incorporated as IDMedical.com, Inc. in June 1999 under the laws of the State of Colorado for the purpose of developing and storing personal medical histories on the Internet. The online medical records business was unsuccessful, and in February 2002, IDMedical.com, Inc. acquired a technology provider, as described below.

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

In September 2002, IDMedical.com, Inc. changed its name to Opus Media Group, Inc. During 2002, the ToolTrust Corporation subsidiary was unsuccessful in its efforts to pursue a joint venture music label with recording artist Michael J. Jackson. Due in large part to the perceived negative public scrutiny surrounding Mr. Jackson, the company was unable to raise the necessary funds to launch the music label. The ToolTrust Corporation subsidiary is no longer in business. In September 2003, the name was changed again to Opus Resource Group, Inc.

In February 2003, Opus Resource Group, Inc. (“Opus”) entered into an agreement with a separate company called BlastGard, Inc., which was formed in 2000 by The Verde Partners Limited Partnership (“Verde”), C&L Trust, and James F. Gordon (who held a 33% minority interest). The principals of Verde were Steven Stucker and Sam Gettle, and the principal of C&L Trust was Charles D. McPhail. In 2002, John H. Waddell, Jr. and Michael J. Gordon became officers and directors of BlastGard, Inc. As described in more detail below, Messrs. James F. Gordon, Michael J. Gordon and John H. Waddell, Jr. subsequently in 2003 formed BlastGard Technologies, Inc., which is now a subsidiary of BlastGard International, Inc., and these individuals are now officers and directors of of BlastGard International, Inc.

Pursuant to the agreement with BlastGard, Inc., Opus issued 66,667 shares (adjusted to reflect stock splits) of restricted stock to BlastGard, Inc. in exchange for the right to distribute and sell BlastGard, Inc. products in China. BlastGard, Inc. held licenses from Verde to use two patents for a technology intended to mitigate blasts and suppress flash fires resulting from explosions. After the date of the agreement with Opus, BlastGard, Inc.’s license agreement to utilize patents owned by Verde was not renewed because management of BlastGard, Inc. and Verde could not agree on the value of the Verde technology. Opus never distributed or sold any BlastGard, Inc. products. As a result, Opus and BlastGard, Inc. mutually agreed to rescind their agreement and the 66,667 shares of common stock issued to BlastGard, Inc. were returned to Opus and cancelled in January 2004. There has been no continuing dispute with Verde regarding the non-renewal of the license, and there has been no continuing relationship with Verde or its principals.

In September 2003, James F. Gordon, John L. Waddell, Jr. and Michael J. Gordon formed a new company called BlastGard Technologies, Inc. (“BTI”) for the purpose of pursuing a new technology that was created by James F. Gordon and John H. Waddell, Jr. for use in the blast mitigation solutions industry. These individuals chose to use the “BlastGard” name solely because of their personal affinity for the name. BTI is a development stage company that was created to develop, design, manufacture, and market proprietary blast mitigation materials. In September 2003, BTI had granted a license to BlastGard, Inc. to permit BlastGard Inc. to manufacture and sell products utilizing BTI’s new technology, but BlastGard, Inc. failed to secure adequate funds to perform under the agreement and the agreement was cancelled in December 2003.

BTI is in the blast mitigation solutions industry, as was BlastGard, Inc., but BlastGard, Inc. is not a predecessor to BTI. BlastGard, Inc. attempted to commercialize a 12 year old technology that was different from BTI’s new technology, but BlastGard, Inc. was never successful. BlastGard, Inc. had no material business and no material assets. BlastGard, Inc. ceased all activities in 2003, was formally dissolved in 2004 and is no longer in business. As described below, in January 2004 BTI was acquired by Opus and the management of BTI became the management of Opus, and in February 2004 Opus acquired all of the intellectual property relating to the name “BlastGard” from BlastGard, Inc.

On January 31, 2004, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”), Opus Resource Group, Inc. acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc. (“BTI”), a Florida corporation, from BTI’s shareholders, in exchange for an aggregate of 18,200,000 (adjusted to reflect a subsequent stock split) shares of Opus common stock. The reorganization was a reverse acquisition which resulted in the former shareholders of BTI (including John L. Waddell, Jr.; James F. Gordon; and Michael J. Gordon) having a controlling interest in Opus, and BTI became a wholly-owned subsidiary of Opus. On March 31, 2004, Opus changed its name to BlastGard International, Inc.

In July 2003 Opus had loaned $245,000 to BlastGard, Inc. to be used to make license payments to Verde. By February 2004, BlastGard, Inc. had no resources to repay the $245,000 loan. Because Opus had just acquired BlastGard Technologies, Inc. and because our new management team had a personal affinity for the name “BlastGard,” Opus acquired from BlastGard, Inc. all of the intellectual property relating to the BlastGard name (i.e., the trademark, copyright material, artwork, logo design, and web site domain name), and in exchange Opus forgave $45,000 in debt owned to Opus by BlastGard, Inc. The $45,000 value was arbitrarily determined by management and agreed upon by BlastGard, Inc. BlastGard, Inc. ceased all activities in 2003, was formally dissolved in 2004 and is no longer in business. We wrote-off the remaining $200,000 as bad debt when BlastGard, Inc. was dissolved.

Since January 31 ,2004, we have focused exclusively on the business plan of BTI. BTI’s patent-pending BlastWrap™ technology is designed to mitigate blasts and suppress fires resulting from explosions. BTI acquired a patent application for BlastWrap™, in January 2004, from co-inventors John L. Waddell, Jr., our COO and President, and James F. Gordon, our CEO, who assigned the patent application to BTI in consideration of the consummation of the Reorganization Agreement. For accounting purposes, we assigned no monetary value to the patent application that was assigned to BTI. Our current management team was the management team of BTI prior to the reorganization.

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

Mitigation (or attenuation) of blast effects is the dissipation of blast energy so that acoustic and shock waves, peak overpressure, reflected peak overpressure, impulse and afterburn (the rapid burning of combustible materials in the “hot zone”, including soot, occurring so fast that it adds to blast effect from the original explosive) are reduced. This reduction is accomplished through both physical and chemical processes that are triggered when a blast occurs. The remaining energy is transmitted at a slower, more sustainable level. The amount of reflected energy is significantly reduced with mitigation. Unlike hardening systems, the performance of our products is not related directly to material thickness and therefore we believe our products have a greater range of uses producing the same or better effectiveness against blast effects.

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

The performance of BlastWrap™ proprietary technology is independent of scenario and environment, which means that it does not matter where the physical location is, how the basic product form is used or the environment in which the event takes place. The basic product form can be used as a stand-alone material (as linings, curtain barriers, or as structural panels), or can be laminated or otherwise affixed to a wide range of product forms such as insulation (thermal and acoustic), ballistic armor such as KEVLAR™ (a Dupont trademark), decorative stone, or packaging materials. BlastWrap™ products can thus provide blast and fire protection in flooring, wall, and roof constructions, in packaging, in storage cabinets and other containment structures, and aboard all types of vehicles, ships, and aircraft.

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

13 Product Lines Identified For BlastWrap™ - Two Completed and Finished Products

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

Lining – Automotive/Distributed Power (Royalty) - Once design and testing has been completed by our engineering and design team, we will work closely with the auto manufacturers or their already well-established OEM parts manufacturers to fabricate auto fuel tanks with BlastWrap™ protection. We will receive per unit royalties from the manufactures of this product, oversee training and work with end users on design requirements.

Lining - LD3 Container (LD3 Container- Royalty) - We will design and train container manufacturers in the fabrication and installation of BlastWrap™ components. We will receive a per-unit royalty for the use of its patented technology and design.

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

Current manufacturing arrangements for First Responder and the BlastGard MTR (mitigated trash receptacle)

We have two products that we consider to be completed and finished products, the First Responder and the BlastGard MTR (mitigated trash receptacle), which we are manufacturing and marketing as of March 1, 2005.

Centerpoint Manufacturing, Inc., located in Mobile, Alabama manufactures the BlastGard MTR receptacles and Pro-Form Packaging, Inc., located in Dunellen, New Jersey manufactures the BlastWrap and receptacle lid and then ships to Centerpoint Manufacturing for installation. We entered into a five year exclusive alliance agreement with Centerpoint Manufacturing in October 2004 for the joint development of reinforced, blast mitigate trash receptacles. We are not contractually bound to use Pro-Form Packaging, Inc. to the manufacture of the receptacle lids, and we believe that there are alternative manufacturers in the United States.

Futura Composites, B.V., located in Heerhugowaard, Holland, manufactures the First Responder. We are not contractually bound to use Futura Composites, B.V., and we believe that there are alternative manufacturers in the United States.

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

We believe that our BlastGard® Technology can provide blast mitigation solutions for numerous industries across various market segments. However, we recognize that some industries will have significant barriers to entry and/or long lead times or conversely, provide an immediate revenue source. Having limited resources, we have researched each target market, ranked each market and divided the markets into two groups; markets that will require a strategic partnership to penetrate and markets we will sell directly to. We have developed a three-pronged approach to market our BlastGard® Technology.

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

In February 2005, we filed a lawsuit against Prisma in the Supreme Court of the State of New York, County of New York, for breach of contract, and demanded the return of the securities issued to Prisma and $100,000 in actual damages. Prisma did not respond to the summons and we filed a motion to have a default judgement entered against Prisma. Prisma filed a cross-motion objecting to our motion for a default judgment. A hearing was held on May 18, 2005, and the court denied our motion and permitted Prisma to file an answer. We are preparing to commence discovery.

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

In December 2004, we raised $1,020,000 from one investor by selling 680,000 shares of restricted common stock (at $1.50 per share) to one investor, and we also issued to the investor a “Class B” common stock purchase warrant entitling the investor to acquire 100,000 shares of common stock at an exercise price of $3.00 per share. The warrant is exercisable for a period of three years and contains a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

Basic Investors, Inc., acted as placement agent in this transaction. The placement agent was paid a cash fee of $132,600, which represents 13% of the gross proceeds. We also issued to Basic Investors, Inc. a warrant to acquire 150,000 shares of common stock, exercisable for five years, at an exercise price of $5.00 per share, payable in cash or on a “cashless exercise” basis. We also agreed to register for resale the shares of common stock issuable upon exercise of the investor’s warrant and the placement agent’s warrant.

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

We intend to focus exclusively on the business plan of BTI. BTI was formed on September 26, 2003, and is a development stage company. Our current management team, James F. Gordon, John H. Waddell, Jr., and Michael Gordon, were the founders of BTI. BTI acquired a patent application for BlastWrap™, in January 2004, from co-inventors John L. Waddell, Jr., our COO and President, and James F. Gordon, our CEO, who assigned the patent application to BTI in consideration of the consummation of the Reorganization Agreement. For accounting purposes, we assigned no monetary value to the patent application that was assigned to BTI.

Financial Results

Pursuant to the Reorganization Agreement, BTI became a wholly-owned subsidiary of our Company. However, for accounting purposes, the acquisition was treated as a recapitalization of BTI, with our Company the legal surviving entity.

We are considered a development stage company and have recorded only nominal revenues from inception to date. At December 31, 2004, we had an accumulated deficit of approximately $3.0 million and cash on hand of approximately $1.8 million.

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

Andrew Garrett, Inc., acted as placement agent in this transaction. The placement agent was paid a cash fee of $99,400, which represents 7% of the gross proceeds, and is also entitled to a 5% fee upon exercise of warrants by the investors, if any. We also issued the placement agent a warrant to acquire an aggregate of 82,834 shares of our common stock at an exercise price of $2.09 per share, and a warrant to acquire 4,970 shares of our common stock at an exercise price of $3.00 per share. The placement agent’s warrants are exercisable for a period of five years and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

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

The initial interest rate of the notes is 8% per annum, but the default rate is 15% per annum. The note holders have the right to demand and receive interest at the default rate upon an event of default. As soon as a default is cured, the interest rate reverts to the initial interest rate of 8%.

In addition, the note holders may demand payment, as liquidated damages, an amount equal to 2% of the outstanding principal (currently $28,400) for every 30 days that the notes are in default. The liquidated damages are payable in cash or an amount equal to 200% of such cash liquidated damages if paid in additional registered shares of common stock at the conversion rate in effect at that time (currently $1.50 per share).

An event of default occurred on March 20, 2005, because a registration statement for the resale of the shares issuable to the note holders upon conversion of principal and interest was not declared effective by the SEC by that date, as required by our agreement with the note holders. The reason for the default is because the SEC review process has taken much longer than we had anticipated. Once the registration statement is declared effective, we will no longer be in default.

We have accrued, beginning as of March 20, 2005, interest at 15% and liquidated damages of 2% of the principal every 30 days. Under the terms of the notes, upon the occurrence of an event of default, each note holder may, at the holder’s option, make all sums immediately due and payable upon demand. However, as of June 30, 2005, the note holders have not realized on the default. Based on our discussions with the note holders, we believe that they currently don’t intend to accelerate on the default, but they retain the right to so. Also as of June 30, 2005, the note holders have made no demands for payment of liquidated damages, but they retain the right to do so.

Recent Developments

In June 2005, we received an order for 190 BlastGard MTR blast mitigated trash receptacles from the Washington Metropolitan Area Transit Authority (Metro). The blast mitigated trash receptacles will be installed throughout the Washington, D.C., area in MetroRail stations. Metro plans to take delivery and installation of the trash receptacles during the months of July, August and September 2005. We expect to recognize approximately $735,000 in gross revenue from this order.

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

As described in Note 8 to the financial statements, the Company has restated its balance sheet as of December 31, 2004 and its statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2004.

Cordovano and Honeck LLP

Denver, Colorado

February 17, 2005

(except for Note 8, as to which

the date is July 1, 2005)

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Balance Sheet

December 31, 2004

As Restated (see Note 8)
Assets
Cash	$1,821,288
Property and equipment, net (Note 3)	39,959
Other assets:
Debt issue costs (Note 4)	156,477
Deferred costs	4,485

$2,022,209

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$14,365
Accrued liabilities	8,000
Accrued interest payable (Note 4)	9,467
Convertible notes payable, net of unamortized discount of $323,201 (Note 4)	1,096,799

Total liabilities	1,128,631

Shareholders’ equity (Note 5):
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized, 21,856,625 shares issued and outstanding	21,857
Additional paid-in capital	3,834,304
Deficit accumulated during development stage	(2,962,583)

Total shareholder’s equity	893,578

$2,022,209

See accompanying notes to financial statements

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2004	September 26, 2003 (Inception) Through December 31, 2003	September 26, 2003 (Inception) Through December 31, 2004
	As Restated (see Note 8)		As Restated (see Note 8)
Revenues:
Sales	$595	$—	$595
Licensing fees	—	5,000	5,000

Total revenues	595	5,000	5,595

Operating expenses:
Stock-based compensation (Notes 2 and 5):
Officers and directors	—	12,500	12,500
Consulting services	1,199,750	—	1,199,750
Granted stock options	17,212	—	17,212
General and administrative	1,150,785	4,155	1,154,940
Research and development	148,426	—	148,426
Contract settlement fee (Note 5)	16,000	—	16,000
Depreciation and amortization	3,802		3,802
Gain on settlement of liabilities (Note 4)	(123,965)	—	(123,965)
Loss on disposal of assets	1,834	—	1,834

Total operating expenses	2,413,844	16,655	2,430,499

Operating loss	(2,413,249)	(11,655)	(2,424,904)

Interest income	3,072	—	3,072
Interest expense:
Amortized debt issue costs (Note 4)	(4,602)	—	(4,602)
Amortized debt discount (Note 4)	(9,506)	—	(9,506)
Beneficial conversion (Note 4)	(432,174)	—	(432,174)
Other (Note 4)	(94,469)	—	(94,469)

Loss before income taxes	(2,950,928)	(11,655)	(2,962,583)

Income tax provision (Note 6)	—	—	—

Net loss	$(2,950,928)	$(11,655)	(2,962,583)

Basic and diluted loss per share	$(0.15)	$(0.00)

Basic and diluted weighted average common shares outstanding	20,231,443	12,376,000

See accompanying notes to financial statements

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Statement of Changes in Shareholders’ Equity

			Additional Paid-In Capital			Deficit Accumulated During Development Stage
	Common Stock		Outstanding Common Stock Options	Outstanding Common Stock Warrants	Other Additional Paid-In Capital		Total
	Shares	Par Value					As Restated (see Note 8)
Balance at September 26, 2003 (inception)	—	$—	$—	$—	$—	$—	$—

September 2003, stock issued to officers in exchange for services (Note 2)	12,376,000	12,376	—	—	124	—	12,500
Net loss, period ended December 31, 2003	—	—	—	—	—	(11,655)	(11,655)

	12,376,000	12,376	—	—	124	(11,655)	845

January 2004, sale of common stock (Note 5)	5,824,000	5,824	—	—	(5,504)	—	320
January 2004, stock issued in recapitalization with OPUS Resource Group (Note 1)	879,424	879	223,308	293,250	(1,123,849)	—	(606,412)

January 31, 2004, following recapitalization	19,079,424	19,079	223,308	293,250	(1,129,229)	(11,655)	(605,247)
February 2004, sale of common stock (Note 5)	200,000	200	—	—	199,800	—	200,000
February 2004, granted stock options (Note 5)	—	—	9,400	—	—	—	9,400
March 2004, expired stock options and warrants (Note 5)	—	—	(180,808)	(49,999)	230,807	—	—
March 2004, stock issued in exchange for consulting services (Note 5)	704,000	704	—	—	703,296	—	704,000
March 2004, stock issued as payment for contract settlement fee (Note 5)	16,000	16	—	—	15,984	—	16,000
April 2004, granted stock options (Note 5)	—	—	3,446	—	—	—	3,446
April through September 2004, sale of common stock (Note 5)	758,201	759	—	—	1,136,542	—	1,137,301
May 2004, stock issued in exchange for consulting services (Note 5)	300,000	300	—	—	449,700	—	450,000
August 2004, stock issued in exchange for debt extinguishment (Note 4)	119,000	119	—	—	178,381	—	178,500
October 2004, granted stock warrants (Note 5)	—	—	—	45,750	—	—	45,750
December 2004, sale of common stock, net of offering costs of $132,600 (Note 5)	680,000	680	—	—	886,720	—	887,400
December 2004, granted stock warrants (Note 5)	—	—	—	381,416	—	—	381,416
December 2004, beneficial conversion on convertible debt (Note 4)	—	—	—	—	432,174	—	432,174
Vesting of stock options (Note 5)	—	—	4,366	—	—	—	4,366
Net loss, year ended December 31, 2004	—	—	—	—	—	(2,950,928)	(2,950,928)

Balance at December 31, 2004	21,856,625	$21,857	$59,712	$670,417	$3,104,175	$(2,962,583)	$893,578

See accompanying notes to financial statements

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2004	September 26, 2003 (Inception) Through December 31, 2003	September 26, 2003 (Inception) Through December 31, 2004
	As Restated (see Note 8)		As Restated (see Note 8)
Cash flows from operating activities:
Net loss	$(2,950,928)	$(11,655)	$(2,962,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,910	—	17,910
Stock-based compensation (Note 5)	1,216,962	12,500	1,229,462
Beneficial conversion on convertible debt (Note 4)	432,174	—	432,174
Stock warrants granted for debt issue costs (Note 5)	(48,709)	—	(48,709)
Discount on convertible notes payable (Note 4)	(332,707)	—	(332,707)
Gain on settlement of liabilities	(123,965)	—	(123,965)
Loss on disposal of assets	1,834	—	1,834
Changes in operating assets and liabilities:
Accounts payable and accruals	119,467	4,000	123,467
Indebtedness to related party	(470)	470	—

Net cash provided by (used in) operating activities	(1,668,432)	5,315	(1,663,117)

Cash flows from investing activities:
Payments for deferred costs	—	(4,485)	(4,485)
Purchases of property and equipment	(43,761)	—	(43,761)

Net cash used in investing activities	(43,761)	(4,485)	(48,246)

Cash flows from financing activities:
Proceeds from the sale of common stock (Note 5)	2,357,621	—	2,357,621
Proceeds from issuance of convertible debt (Note 4)	1,420,000	—	1,420,000
Stock offering costs	(132,600)	—	(132,600)
Payments for debt issue costs	(112,370)	—	(112,370)

Net cash provided by financing activities	3,532,651	—	3,532,651

Net change in cash	1,820,458	830	1,821,288
Cash, beginning of period	830	—	—

Cash, end of period	$1,821,288	$830	$1,821,288

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,072	$—	$11,072

Income taxes	$—	$—	$—

Noncash investing and financing transactions:
Common stock issued in exchange for debt extinguishment (Note 4)	$178,500	$—	$178,500

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

On September 26, 2003, the Company issued 12,376,000 shares of its common stock to its officers and directors in exchange for administrative services. The Company’s common stock had no market value on the transaction date. Therefore, the transaction was valued in good faith by the Board of Directors at $12,500, or $.001 per share.

On September 29, 2003, the Company signed a License Agreement with Blastgard, Inc. (“BGI”), an affiliated corporation, permitting BGI to manufacture and distribute products using the Company’s technology. BGI paid the Company a $5,000 non-refundable license fee as part of the agreement. Under the terms of the agreement, BGI was required to demonstrate, by December 15, 2003, that it had secured adequate funds to perform under the agreement; but because BGI failed to do so, the agreement was terminated on December 30, 2003.

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

The warrants are detachable and are valued separately from the convertible notes payable. Therefore, the fair value of the warrants, $332,707, was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount will be amortized over the life of the debt. As the discount is amortized, the outstanding principal balance of the notes will approach their face value of $1,420,000. Amortization on the debt discount totaled $9,506 at December 31, 2004.

Beneficial conversion

At December 2, 2004, the fair market value of the Company’s common stock was $1.50 per share based on contemporaneous common stock sales to unrelated parties. Under the terms of the convertible promissory notes, the notes are convertible at a rate of $1.50 per share, which equals the fair market value. However, the fair value allocated to the detachable warrants reduces the effective conversion price of the debt from $1.50 to $1.15. The reduction on the effective conversion price results in a beneficial conversion totaling $432,174. Because the convertible notes are immediately convertible at the option of the debt holder, the entire beneficial conversion was charged to interest expense with a corresponding credit to additional paid-in capital.

Interest expense resulting from the beneficial conversion and amortization of the discount, resulted in an effective interest rate of approximately 46% on the convertible notes.

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Debt issue costs

The Company paid its debt placement agent and its attorney a total of $112,370 in connection with the issuance of the convertible promissory notes. In addition, the Company issued the placement agent Class A warrants to purchase an aggregate of 82,834 shares of the Company’s common stock at an exercise price of $2.09 per share, and Class B warrants to purchase 4,970 shares of the Company’s common stock at an exercise price of $3.00 per share. The placement agent’s warrants are exercisable for a period of five years and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

The fair value for the warrants issued in association with the convertible debt was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.00%
Dividend yield	0.00%
Volatility factor	56.36%
Weighted average expected life	3 to 5 years

The weighted average exercise price and weighted average fair value of these warrants were $2.14 and $.60, respectively. The fair value of the 87,804 warrants granted to the debt placement agent totaled $48,709, which, when added to the $112,370 paid to the placement agent and attorney, resulted in total debt issue costs of $161,079. Amortization resulting from the debt issue costs is charged to interest expense. Amortization on the debt issue costs totaled $4,602 at December 31, 2004.

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

Options granted to non-employees, accounted for under the fair value method

On February 17, 2004, the Company granted a consultant options to purchase an aggregate of 40,000 shares of the Company’s common stock at an exercise price of $2.00 per share. Half of the options vested on the date of grant and the remaining 20,000 options vest on January 1, 2005. The options expire on December 31, 2007. On February 17, 2004 the quoted market price of the stock was $.75 per share. The Company valued the options at $.47 per share, or $18,800, in accordance with SFAS 123. Accordingly, $9,400 was recorded as stock-based compensation in the accompanying condensed financial statements for the 20,000 options that vested on the grant date.

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

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Options granted to employees, accounted for under the intrinsic value method

On January 31, 2004 and February 23, 2004, the Company granted its officers options to purchase an aggregate of 1,860,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The options vest as follows:

Number of Options	Date Vested
40,000	February 23, 2004
600,000	June 1, 2004
630,000	January 1, 2005
590,000	January 1, 2006

1,860,000

The options expire on December 31, 2007. The exercise prices of all stock options granted were greater than the quoted market prices of the underlying common stock on the respective grant dates.

On January 31, 2004 and February 23, 2004, the market value of the stock was $1.07 and $.56 per share, respectively. The options granted on January 31, 2004 were valued at $.726 per share, or $1,277,760 and the February 23, 2004 options were valued at $.326 per share, or $32,600. Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Year Ended December 31, 2004	September 26, 2003 (Inception) Through December 31, 2003
Net loss, as reported	$(2,518,754)	$(11,655)
Decrease due to:
Employee stock options	(448,640)	—

Pro forma net loss	$(2,967,394)	$(11,655)

As reported:
Net loss per share - basic and diluted	$(0.12)	$(0.00)

Pro Forma:
Net loss per share - basic and diluted	$(0.15)	$(0.00)

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Notes to Financial Statements

The following schedule discloses the calculation of the pro forma compensation expense on employee stock options:

Date of Grant	Number of Options Granted	Total Fair Value	Options Vested Through December 31, 2004	Fair Value Incurred Through December 31, 2004
2/23/04	100,000	$32,600	40,000	$13,040
1/31/04	300,000	217,800	100,000	72,600
1/31/04	300,000	217,800	100,000	72,600
1/31/04	580,000	421,080	200,000	145,200
1/31/04	580,000	421,080	200,000	145,200

	1,860,000	$1,310,360	640,000	$448,640

Following is a schedule of changes in common stock options and warrants from September 26, 2003 (inception) through December 31, 2004:

Description	Options	Warrants
Outstanding at September 26, 2003 (inception)	—	—
Granted	—	—
Exercised	—	—
Expired/cancelled	—	—

Outstanding at December 31, 2003	—	—

Acquired through recapitalization	131,420	90,000
Granted	1,927,000	953,139
Exercised	—	—
Expired/cancelled	(114,495)	(20,000)

Outstanding at December 31, 2004	1,943,925	1,023,139

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

At December 31, 2004, deferred tax assets consisted of a net tax asset of $1,110,108, due to operating loss carryforwards of $2,955,623, which was fully allowed for, in the valuation allowance of $1,110,108. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the year ended December 31, 2004 and the period ended December 31, 2003 totaled $1,107,815 and $2,293, respectively. The current tax benefit also totaled $1,107,815 and $2,293 for the year ended December 31, 2004 and the period ended December 31, 2003, respectively. The net operating loss carryforward expires through the year 2024.

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

BLASTGARD INTERNATIONAL, INC.

(formerly OPUS Resource Group, Inc.)

(A Development Stage Company)

Notes to Financial Statements

(8) Restatement of Financial Statements

The Company has restated its financial statements for the year ended December 31, 2004 to correct an error identified during a regulatory review of the Company’s financial statements. The restatement resulted in a $432,174 increase to the Company’s net loss for the year ended December 31, 2004, from $2,518,754 to $2,950,928. There was no effect to the Company’s total assets or total liabilities and shareholders’ equity.

As described in Note 4, Notes Payable, the Company issued convertible promissory notes totaling $1,420,000 in December 2004. The notes are convertible to common stock at a rate of $1.50 per share, which equaled the fair market value of the stock on the date of issuance. However, the Company also issued detachable warrants with the convertible notes and the warrants had a fair value of $332,707. The fair value allocated to the detachable warrants reduced the effective conversion price of the debt from $1.50 to $1.15. The reduction on the effective conversion price resulted in a beneficial conversion totaling $432,174. Because the convertible notes are immediately convertible at the option of the debt holder, the entire beneficial conversion was charged to interest expense with a corresponding credit to additional paid-in capital

PART III

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

Michael J. Gordon – Chief Financial Officer, Vice President - Corporate Administration and Board member since January 2004. From January 2003 to January 2004, Mr. Gordon devoted a majority of his time in the development and marketing of BlastGard, Inc. (an entity not related to our company, that had a license to a different blast mitigation technology that was different that the technology owned by our company). From April 1998 through December 2002, Mr. Gordon was Vice President and a Board member of BBJ Environmental Solutions, which conducts research on the causes of, and develops solutions to, biologically related indoor air quality problems, including research in bio-defense and emerging infectious diseases, such as Anthrax. From August 1987 through December 1997, Mr. Gordon was employed by Phoenix Information Systems Corp., where he was responsible for overseeing administrative operations, the filing of all SEC reports and documents, company news releases and public relations. Before joining Phoenix, Mr. Gordon served as Director of Legacies and Planned Giving for the American Cancer Society. Mr. Gordon received his Bachelor of Science degree from the State University of New York in 1980.

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

		Annual Compensation
(a)	(b)	(c)	(d)	(e)
Name And Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)
James F Gordon, CEO	2004 2003	175,000 -0-	-0- -0-	-0- -0-
John L Waddell, Jr., President, COO	2004	150,000	-0-	-0-
Kevin J. Sharpe, VP	2004	100,000	-0-	-0-
Michael J. Gordon, CFO, VP	2004	125,000	-0-	-0-

		Long Term Compensation
		Awards		Payouts
(a)	(b)	(f)	(g)	(h)	(i)
Name And Principal Position	Year	Restricted Stock Award(s) ($)	Number Of Options / Warrants	LTIP Payouts ($)	All Other Compensation ($)
James F Gordon, CEO	2004 2003	-0- -0-	580,000 -0-	-0- -0-	-0- -0-
John L Waddell, Jr., President, COO	2004	-0-	580,000	-0-	-0-
Kevin J. Sharpe, VP	2004	-0-	525,000	-0-	-0-
Michael J. Gordon, CFO, VP	2004	-0-	300,000	-0-	-0-

OPTION/SAR GRANTS

We have not granted any stock appreciation rights.

The information provided in the table below provides information with respect to individual grants of our stock options during the year ended December 31, 2004 to the executive officers named in the summary compensation table above.

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Options Granted (#)	% of Total Options/ Granted to Employees in Fiscal Year (1)	Exercise Price ($/Sh)	Expiration Date
James F. Gordon, CEO	580,000	28.0	2.00	12/31/07

John L. Waddell, Jr., President, COO	580,000	28.0	2.00	12/31/07

Kevin J. Sharpe, VP	525,000	25.0	2.00	12/31/07

Michael J. Gordon, CFO, VP	300,000	14.0	2.00	12/31/07

(1)	The percentage of total options granted to our employees in 2004 (as of December 31, 2004) is based upon options granted to officers, directors and employees totaling 2,060,000.

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

The agreement with Kevin J. Sharpe provides for a term that commenced February 1, 2004 and ends December 31, 2007, an annual salary of $125,000 per year, and options to purchase 525,000 shares of common stock at $2.00 per share that expire December 31, 2007 and vest as follows: 200,000 on June 30, 2004, 200,000 on January 1, 2005 and 125,000 on January 1, 2006. Mr. Sharpe is also entitled to a one percent (1%) net profit bonus each year based on BlastGard’s fiscal year December 31 financials.

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

On January 31, 2004, we acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc., a Florida corporation (“BTI”), from the nine shareholders of BTI in exchange for an aggregate of 18,200,000 shares of our Company’s common stock pursuant to an Agreement and Plan of Reorganization. This transaction was a recapitalization that was accounted for as the sale of the shares of BTI for the net liabilities of the public company of $606,412. The following person, all of whom were BTI shareholders prior to the reorganization, acquired an interest in our Company:

•	James F. Gordon acquired 4,950,400 shares of common stock of the Company and became an officer and director of the Company.

•	Michael J. Gordon acquired 2,475,200 shares of common stock of the Company and became an officer and director of the Company.

•	John Waddell, Jr. acquired 4,950,400 shares of common stock of the Company and became an officer and director of the Company

•	Robert P. Gordon acquired 1,037,400 shares of common stock of the Company and resigned as an officer and director of the Company.

•	Paul W. Henry acquired 127,400 shares of common stock of the Company and resigned as a director of the Company.

EXHIBITS

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.5	The Company’s Articles of Incorporation, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003.)

3.6	The Company’s Bylaws, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.6 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003.)

4.01	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.02	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

4.03	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.03 of the current report on Form 8-K filed December 3, 2004.)

4.04	Form of Class B Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.04 of the current report on Form 8-K filed December 3, 2004.)

4.05	Form of Common Stock Purchase Warrant issued to Andrew Garrett, Inc. (Placement Agent). (Incorporated by reference to exhibit 4.05 of the current report on Form 8-K filed December 3, 2004.)

4.06	Security and Pledge Agreement between the Company and Barbara Mittman as collateral agent for the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.06 of the current report on Form 8-K filed December 3, 2004.)

4.07	Security and Pledge Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.07 of the current report on Form 8-K filed December 3, 2004.)

4.08	Collateral Agent Agreement among the Company, Barbara Mittman (the collateral agent) and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.08 of the current report on Form 8-K filed December 3, 2004.)

4.09	Guaranty Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.09 of the current report on Form 8-K filed December 3, 2004.)

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002.)

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994, filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.16	Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement of Form SB-2, pre-effective amendment no. 3 (File No. 333-121455).)

21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

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

BLASTGARD INTERNATIONAL, INC.

Dated: July 13, 2005	By:	/s/ James F. Gordon
James F. Gordon, Chief Executive Officer

Dated: July 13, 2005	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John L. Waddell, Jr.
John L. Waddell, Jr., Director

Date: July 13, 2005

By:	/s/ James F. Gordon
James F. Gordon, Director

Date: July 13, 2005

By:	/s/ Michael J. Gordon
Michael J. Gordon, Director

Date: July 13, 2005

EXHIBIT INDEX

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.5	The Company’s Articles of Incorporation, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003.)

3.6	The Company’s Bylaws, as currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.6 of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003.)

4.01	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.02	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

4.03	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.03 of the current report on Form 8-K filed December 3, 2004.)

4.04	Form of Class B Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.04 of the current report on Form 8-K filed December 3, 2004.)

4.05	Form of Common Stock Purchase Warrant issued to Andrew Garrett, Inc. (Placement Agent). (Incorporated by reference to exhibit 4.05 of the current report on Form 8-K filed December 3, 2004.)

4.06	Security and Pledge Agreement between the Company and Barbara Mittman as collateral agent for the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.06 of the current report on Form 8-K filed December 3, 2004.)

4.07	Security and Pledge Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.07 of the current report on Form 8-K filed December 3, 2004.)

4.08	Collateral Agent Agreement among the Company, Barbara Mittman (the collateral agent) and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.08 of the current report on Form 8-K filed December 3, 2004.)

4.09	Guaranty Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.09 of the current report on Form 8-K filed December 3, 2004.)

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002.)

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994, filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004.)

10.16	Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement of Form SB-2, pre-effective amendment no. 3 (File No. 333-121455).)

21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)