Form 10QSB/A
period 2005-03-31
BLASTGARD INTERNATIONAL INC
filed 2005-07-13
CIK 1102358

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

Purpose of this Amendment

BlastGard International, Inc. is filing this report on Form 10-QSB/A-1 to amend its quarterly report for the period ended March 31, 2005. We are re-filing our quarterly report in its entirety.

We are filing this amendment in response to comments received during an SEC regulatory review of our filings.

The restatement resulted in a $432,174 increase to our deficit accumulated during the development stage as of March 31, 2005, offset by a $432,174 increase to additional paid-in capital. There was no effect to our net loss for the three months ended March 31, 2005.

We have also added additional information to our Plan of Operation.

i

INDEX

Page
PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed balance sheet, March 31, 2005 (unaudited)	F-1

Condensed statements of operations, three months ended March 31, 2005 (unaudited), and September 26, 2003 (inception) through March 31, 2005 (unaudited)	F-2

Condensed statements of cash flows, three months ended March 31, 2005 (unaudited), and September 26, 2003 (inception) through March 31, 2005 (unaudited)	F-3

Notes to condensed financial statements (unaudited)	F-4

Item 2. Management’s Plan of Operation.	1

Item 3. Controls and Procedures	3

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	4

Item 2. Changes in Securities and Use of Proceeds	4

Item 3. Defaults Upon Senior Securities	4

Item 4. Submission of Matters to a Vote of Security Holders	4

Item 5. Other Information	4

Item 6. Exhibits and Reports on Form 8-K	4

Signatures	5

ii

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Balance Sheet

(Unaudited)

March 31, 2005

As Restated (see Note 8)
Assets
Cash	$1,428,126
Accounts receivable, net	259
Property and equipment, net	73,604
Other assets:
Debt issue costs (Note 4)	142,670
Deferred costs	4,485
Deposits	1,850

$1,650,994

Liabilities and Shareholders’ Equity
Liabilities:
Indebtedness to related parties (Note 2)	$764
Accounts payable	14,000
Accrued liabilities	1,500
Accrued interest payable (Note 4)	37,867
Convertible notes payable, net of unamortized discount of $294,683 (Note 4)	1,125,317

Total liabilities	1,179,448

Shareholders’ equity (Note 5):
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized, 21,856,625 shares issued and outstanding	21,857
Additional paid-in capital	3,890,616
Deficit accumulated during development stage	(3,440,927)

Total shareholder’s equity	471,546

$1,650,994

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		September 26, 2003 (Inception) Through March 31, 2005
	2005	2004
			As Restated (see Note 8)
Revenues:
Sales	$259	$—	$854
Licensing fees	—	—	5,000

Total revenues	259	—	5,854

Operating expenses:
Stock-based compensation (Note 5):
Officers and directors	—	—	12,500
Consulting services	—	704,000	1,199,750
Granted stock options	56,312	9,400	73,524
General and administrative	323,327	203,624	1,478,267
Research and development	32,859	—	181,285
Contract settlement fee	—	16,000	16,000
Depreciation and amortization	5,244	641	9,046
Gain on settlement of liabilities	—	—	(123,965)
Loss on disposal of assets	—	1,834	1,834

Total operating expenses	417,742	935,499	2,848,241

Operating loss	(417,483)	(935,499)	(2,842,387)

Interest income	9,864	—	12,936
Interest expense (Note 4):
Amortized debt issue costs	(13,807)	—	(18,409)
Amortized debt discount	(28,518)	—	(38,024)
Beneficial conversion	—	—	(432,174)
Other	(28,400)	(42,002)	(122,869)

Loss before income taxes	(478,344)	(977,501)	(3,440,927)

Income tax provision (Note 3)	—	—	—

Net loss	$(478,344)	$(977,501)	(3,440,927)

Basic and diluted loss per share	$(0.02)	$(0.05)

Basic and diluted weighted average common shares outstanding	21,856,625	19,452,714

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

$1,125,317

Accrued interest payable on the notes totaled $37,867 at March 31, 2005.

Event of default

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

An event of default occurred on March 20, 2005, because a registration statement for the resale of the shares issuable to the note holders upon conversion of principal and interest was not declared effective by the SEC by that date, as required by the Company’s agreement with the note holders. Once the registration statement is declared effective, the Company will no longer be in default.

The Company has accrued, beginning as of March 20, 2005, interest at 15% and liquidated damages of 2% of the principal every 30 days. However, as of March 31, 2005, the note holders have not realized on the default. Based on discussions with the note holders, the Company believes that they currently do not intend to accelerate on the default, but they retain the right to do so. Also as of March 31, 2005, the note holders have made no demands for payment of liquidated damages, but they retain the right to do so.

Warrants

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

An additional 630,000 stock options granted to employees in prior years, vested during the three months ended March 31, 2005. Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(464,344)	$(977,501)
Decrease due to:
Employee stock options	(445,380)	—

Pro forma net loss	$(909,724)	$(977,501)

As reported:
Net loss per share - basic and diluted	$(0.02)	$(0.05)

Pro Forma:
Net loss per share - basic and diluted	$(0.04)	$(0.05)

The following schedule discloses the calculation of the pro forma compensation expense on employee stock options:

Date of Grant	Number of Options Granted	Total Fair Value	Options Vested Through March 31, 2005	Fair Value Incurred Through March 31, 2005
2/23/2004	100,000	$32,600	70,000	$22,820
1/31/2004	300,000	217,800	200,000	145,200
1/31/2004	300,000	217,800	200,000	145,200
1/31/2004	580,000	421,080	400,000	290,400
1/31/2004	580,000	421,080	400,000	290,400

	1,860,000	$1,310,360	1,270,000	$894,020

$448,640 of the stock options’ total fair value ($894,020) would have been recognized during the year ended December 31, 2004.

Following is a schedule of changes in common stock options and warrants for the three months ended March 31, 2005:

	Awards Outstanding		Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
	Options	Warrants
Outstanding at January 1, 2005	1,943,925	1,023,139	$.25 - $5.00	$2.22	3.39 years
Granted	125,000	—	$2.00	$2.00	4 years
Exercised	—	—	—	$—	N/A
Expired	(28,175)	(30,000)	$.25 - $1.50	$1.05	N/A

Outstanding at March 31, 2005	2,040,750	993,139	$.50 - $5.00	$2.23	3.21 years

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

Note 8: Restatement of Financial Statements

The Company has restated its unaudited March 31, 2005 financial statements to correct an error identified during a regulatory review of the Company’s December 31, 2004 financial statements. The restatement resulted in a $432,174 increase to the Company’s deficit accumulated during the development stage as of March 31, 2005, offset by a $432,174 increase to additional paid-in capital. There was no effect to the Company’s net loss for the three months ended March 31, 2005.

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

We are considered a development stage company and have recorded only nominal revenues from inception to date. At March 31, 2005, we had an accumulated deficit of approximately $3.4 million and cash on hand of approximately $1.4 million.

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

Business Prospects

Although we are a development stage company and have recorded only nominal revenues to date, we believe that BlastWrap™ is a unique, blast-mitigating technology that will be desirable to end-users who will find it to be more effective, more flexible and lower-priced than the products currently offered by other companies that offer blast solutions.

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

Event of Default Under Terms of Outstanding Convertible Notes Payable

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

We have accrued, beginning as of March 20, 2005, interest at 15% and liquidated damages of 2% of the principal every 30 days. However, the attached financial statements do not reflect the accrual of additional interest and liquidated damages from March 20, 2005 through March 31, 2005 (11 days) since the amount is not material for the period. Under the terms of the notes, upon the occurrence of an event of default, each note holder may, at the holder’s option, make all sums immediately due and payable upon demand. However, as of June 30, 2005, the note holders have not realized on the default. Based on our discussions with the note holders, we believe that they currently don’t intend to accelerate on the default, but they retain the right to so. Also as of June 30, 2005, the note holders have made no demands for payment of liquidated damages, but they retain the right to do so.

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

Item 2. Changes in Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities.

As further described above in Part I, Item 2 (Plan of Operation), an event of default occurred on March 20, 2005, because a registration statement for the resale of the shares issuable to the note holders upon conversion of principal and interest was not declared effective by the SEC by that date, as required by our agreement with the note holders. The reason for the default is because the SEC review process has taken much longer than we had anticipated. Once the registration statement is declared effective, we will no longer be in default.

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