Form 10QSB
period 2005-06-30
BLASTGARD INTERNATIONAL INC
filed 2005-08-12
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2005, the issuer had 21,956,625 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

INDEX

Page
PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed balance sheet, June 30, 2005 (unaudited)	F-1

Condensed statements of operations, three and months ended June 30, 2005 and 2004 (unaudited), and September 26, 2003 (inception) through June 30, 2005 (unaudited)	F-2

Condensed statements of cash flows, three and six months ended June 30, 2005 and 2004 (unaudited), and September 26, 2003 (inception) through June 30, 2005 (unaudited)	F-3

Notes to condensed financial statements (unaudited)	F-4

Item 2. Management’s Plan of Operation.	1

Item 3. Controls and Procedures	3

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	4

Item 2. Changes in Securities and Use of Proceeds	4

Item 3. Defaults upon Senior Securities	4

Item 4. Submission of Matters to a Vote of Security Holders	4

Item 5. Other Information	4

Item 6. Exhibits	4

Signatures	5

i

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Balance Sheet

(Unaudited)

June 30, 2005

Assets
Cash	$972,618
Inventory	372,610
Prepaid expenses	27,942
Property and equipment, net	67,055
Other assets:
Debt issue costs (Note 4)	128,863
Deferred costs	15,459
Deposits	2,050

$1,586,597

Liabilities and Shareholders’ Equity
Liabilities:
Indebtedness to related parties (Note 2)	$1,435
Accounts payable	322,559
Accrued liabilities	1,500
Accrued interest payable (Note 4)	101,981
Convertible notes payable, net of unamortized discount of $266,166 (Note 4)	1,153,834

Total liabilities	1,581,309

Shareholders’ equity (Note 5):
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized, 21,956,625 shares issued and outstanding	21,957
Additional paid-in capital	4,012,989
Deficit accumulated during development stage	(4,029,658)

Total shareholder’s equity	5,288

$1,586,597

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		September 26, 2003 (Inception) Through June 30, 2005
	2005	2004	2005	2004
Revenues:
Sales	$1,384	$—	1,643	$—	$2,238
Licensing fees	—	—	—	—	5,000

Total revenues	1,384	—	1,643	—	7,238

Operating expenses:
Cost of goods sold	209	—	209	—	209
Stock-based compensation (Note 5):
Officers and directors	—	—	—	—	12,500
Consulting services	125,000	450,000	125,000	1,154,000	1,324,750
Granted stock options	—	3,676	53,785	13,076	70,997
General and administrative	285,181	317,856	611,035	521,480	1,765,975
Research and development	76,847	54,341	109,706	54,341	258,132
Contract settlement fee	—	—	—	16,000	16,000
Depreciation and amortization	6,549	1,064	11,793	1,705	15,595
Gain on settlement of liabilities	—	(2,465)	—	(2,465)	(123,965)
Loss on disposal of assets	—	—	—	1,834	1,834

Total operating expenses	493,786	824,472	911,528	1,759,971	3,342,027

Operating loss	(492,402)	(824,472)	(909,885)	(1,759,971)	(3,334,789)

Non-operating income:
Interest income	7,709	7	17,573	7	20,645
Other income	2,400	—	2,400	—	2,400
Interest expense (Note 4):
Amortized debt issue costs	(13,807)	—	(27,614)	—	(32,216)
Amortized debt discount	(28,517)	—	(57,035)	—	(66,541)
Beneficial conversion	—	—	—	—	(432,174)
Default penalty and interest	(35,714)	—	(35,714)	—	(35,714)
Other	(28,400)	(42,000)	(56,800)	(84,002)	(151,269)

Loss before income taxes	(588,731)	(866,465)	(1,067,075)	(1,843,966)	(4,029,658)

Income tax provision (Note 3)	—	—	—	—	—

Net loss	$(588,731)	$(866,465)	(1,067,075)	$(1,843,966)	(4,029,658)

Basic and diluted loss per share	$(0.03)	$(0.04)	(0.05)	$(0.09)

Basic and diluted weighted average common shares outstanding	21,873,292	20,560,880	21,861,387	20,226,819

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		September 26, 2003 (Inception) Through June 30, 2005
	2005	2004
Net cash provided by (used in) operating activities	$(798,807)	$(605,203)	$(2,461,924)

Cash flows from investing activities:
Payments for deferred costs	(10,974)	—	(15,459)
Purchases of property and equipment	(38,889)	(14,597)	(82,650)

Net cash used in investing activities	(49,863)	(14,597)	(98,109)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	1,119,370	2,357,621
Proceeds from issuance of convertible debt	—	—	1,420,000
Stock offering costs	—	—	(132,600)
Payments for debt issue costs	—	—	(112,370)

Net cash provided by financing activities	—	1,119,370	3,532,651

Net change in cash	(848,670)	499,570	972,618

Cash, beginning of period	1,821,288	—	—

Cash, end of period	$972,618	$499,570	$972,618

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$2,500	$11,072

Income taxes	$—	$—	$—

Noncash investing and financing transactions:
Common stock issued in exchange for debt extinguishment	$—	$—	$178,500

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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. As of June 30, 2005, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

Note 2: Related party transactions

During the six months ended June 30, 2005, officers paid expenses on behalf of the Company totaling $1,435, which were not repaid as of June 30, 2005. The balance owed the officers is included in the accompanying condensed financial statements as “Indebtedness to related parties”.

On June 29, 2005, the Company entered into an Advisory Agreement with The November Group Ltd. (“TNG”), an affiliated company (the CEO of The November Group is a director of the Company). Under the terms of the agreement, TNG will provide the Company with marketing and advisory services in exchange for:

a.	100,000 shares of the Company’s restricted common stock;

b.	a fee equal to 6% of net revenue paid to the Company by new clients or persons directly introduced by TNG; and

c.	a fee equal to 2.5% of net revenue paid to the Company by any third party not introduced by TNG, if the Company requests in writing TNG’s participation with the relationship.

The 100,000 common shares were issued effective June 29, 2005. On that date, the traded market value of the common stock was $1.48 per share. The Company’s Board of Directors valued the issuance at $1.25 (a 15.5% discount from the traded market value) due to the restricted nature of the common stock issued in the transaction.

Note 3: Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 4: Notes payable

The Company’s convertible promissory notes payable consist of the following at June 30, 2005:

$1,000,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $187,441	$812,559
$200,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $37,488	162,512
$100,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $18,744	81,256
$100,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $18,744	81,256
$20,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $3,749	16,251

$1,153,834

Accrued interest on the notes totaled $66,267 at June 30, 2005. Default interest and penalties on the notes totaled $35,714 at June 30, 2005. The total accrued interest and penalties of $101,981 are included in the accompanying condensed financial statements as “Accrued interest payable”.

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

The Company has accrued, beginning as of June 30, 2005, interest at 15% and liquidated damages of 2% of the principal every 30 days. However, as of June 30, 2005, the note holders have not realized on the default. Based on discussions with the note holders, the Company believes that they currently do not intend to accelerate on the default, but they retain the right to do so. Also as of June 30, 2005, the note holders have made no demands for payment of liquidated damages, but they retain the right to do so.

Warrants

The fair value of detachable warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount is amortized over the life of the debt. As the discount is amortized, the outstanding principal balance of the notes will approach their face value of $1,420,000. Amortization resulting from the discount is charged to interest expense. Accumulated amortization and amortization expense on the debt discount totaled $66,541 and $57,035 as of and for the six months ended June 30, 2005, respectively.

The Company paid its debt placement agent and its attorney a total of $112,370 and issued detachable warrants in connection with the issuance of the convertible promissory notes. The fair value of the warrants totaled $48,709, which, when added to the $112,370 paid to the placement agent and attorney, resulted in total debt issue costs of $161,079. Amortization resulting from the debt issue costs is charged to interest expense. Accumulated amortization and amortization expense of the debt issue costs totaled $32,216 and $27,614 as of and for the six months ended June 30, 2005, respectively.

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

An additional 9,000 stock options granted to non-employees in prior years, vested during the six months ended June 30, 2005. Compensation related to the vested options totaled $13,535 and has been recorded as stock-based compensation in the accompanying condensed financial statements

Options granted to employees, accounted for under the intrinsic value method

An additional 280,000 stock options granted to employees in prior years, vested during the six months ended June 30, 2005. Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Six Months Ended June 30,
	2005	2004
Net loss, as reported	$(1,067,075)	$(1,843,966)
Decrease due to:
Employee stock options	(213,060)	(1,310,360)

Pro forma net loss	$(1,280,135)	$(3,154,326)

As reported:
Net loss per share - basic and diluted	$(0.05)	$(0.09)

Pro Forma:
Net loss per share - basic and diluted	$(0.06)	$(0.16)

The following schedule discloses the calculation of the pro forma compensation expense on employee stock options:

Date of Grant	Number of Options Granted	Total Fair Value	Options Vested Through March 31, 2005	Fair Value Incurred Through March 31, 2005
2/23/2004	100,000	$32,600	100,000	$32,600
1/31/2004	300,000	217,800	250,000	181,500
1/31/2004	300,000	217,800	250,000	181,500
1/31/2004	580,000	421,080	490,000	355,740
1/31/2004	580,000	421,080	490,000	355,740

	1,860,000	$1,310,360	1,580,000	$1,107,080

$894,020 of the stock options’ total fair value incurred through June 30, 2005 ($1,107,080) was recognized during the year ended December 31, 2004.

Following is a schedule of changes in common stock options and warrants for the six months ended June 30, 2005:

	Awards Outstanding		Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
	Options	Warrants
Outstanding at January 1, 2005	1,943,925	1,023,139	$.25 - $5.00	$2.22	2.87 years
Granted	125,000	—	$2.00	$2.00	3.75 years
Exercised	—	—	—	$—	N/A
Expired	(28,175)	(30,000)	$.25 - $1.50	$1.05	N/A

Outstanding at June 30, 2005	2,040,750	993,139	$.50 - $5.00	$2.23	2.96 years

Note 6: Concentration of credit risk for cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance

Corporation (“FDIC”). The loss that would have resulted from that risk totaled $987,670 at June 30, 2005, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Note 7: Litigation

The Company is involved in various legal actions and claims arising from the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial statements.

Note 8: Subsequent Event

The SEC declared the Company’s registration statement on Form SB-2 effective on August 10, 2005. As a result, the Company’s convertible promissory notes are no longer in default.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended June 30, 2005, have been included.

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

Financial Results

We are considered a development stage company and have recorded only nominal revenues from inception to date. At June 30, 2005, the Company had an accumulated deficit of approximately $4 million and cash on hand of $972,618.

During the quarter ending June 30, 2005, the Company issued an aggregate of 100,000 shares to one company as compensation for services rendered. The Statement of Operations for the quarter reflects a charge of $125,000 as stock based compensation for consulting services.

For the quarter ended June 30, 2005, we expended $455,508 in cash. Our primary expenses were general and administrative of $285,181, research and development of $76,847, and stock based compensation for consulting services of $125,000.

As of June 30, 2005, the accrued interest payable on the outstanding convertible notes payable was $101,981.

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

We plan to continue our research and development efforts over the next 12 months. Our core product, BlastWrap, is a finished product that we are currently manufacturing for R&D testing by third-parties. The primary application for BlastWrap is to further customize it for different applications and uses. We have two products that we consider to be completed and finished products, the First Responder and the BlastGard MTR (mitigated trash receptacle), which we are manufacturing and marketing as of March 1, 2005 and we have begun generating sales that will be reflected in the third quarter of 2005.

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

BlastWrap™ has been and continues to be tested and evaluated by many potential customers, including the following:

•	US Army Test Center – Aberdeen

•	Armor Systems International

•	NYPD, Atlanta and LACS Bomb Squads

•	Boeing Phantom Works – “FCS”

•	US Marines HMMWV Retrofit

•	Georgia Tech Applied Research Corp. - New Tactical Wheeled Vehicle Design

•	UK Ministry of Defence

•	Lockheed Martin Corporation

•	Colt Rapid Mat LLC - USMC

•	Sandia National Laboratory

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

An event of default occurred on March 20, 2005, because a registration statement for the resale of the shares issuable to the note holders upon conversion of principal and interest was not declared effective by the SEC by that date, as required by our agreement with the note holders. The reason for the default is because the SEC review process took much longer than we had anticipated. The registration statement was declared effective August 10, 2005, which cured the default.

We have accrued, beginning as of March 20, 2005, interest at 15% and liquidated damages of 2% of the principal every 30 days, ending August 10, 2005. Under the terms of the notes, upon the occurrence of an event of default, each note holder may, at the holder’s option, make all sums immediately due and payable upon demand. However, the note holders did not realized on the default and have made no demands for payment of liquidated damages.

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

Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer have determined that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the pending legal proceeding previously described in the Company’s periodic reports.

Item 2. Changes in Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities.

As further described above in Part I, Item 2 (Plan of Operation), an event of default occurred on March 20, 2005, because a registration statement for the resale of the shares issuable to the note holders upon conversion of principal and interest was not declared effective by the SEC by that date, as required by our agreement with the note holders. The reason for the default is because the SEC review process had taken much longer than we had anticipated. The registration statement was declared effective August 10, 2005, which cured the default.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.8	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.16	Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455).)

10.17	Alliance Agreement with Centerpoint Manufacturing, Inc. dated October 25, 2004. (Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 5 (File No. 333-121455).)

10.18	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: August 12, 2005	By:	/s/ James F. Gordon
James F. Gordon, Chief Executive Officer

Dated: August 12, 2005	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.8	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.16	Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455).)

10.17	Alliance Agreement with Centerpoint Manufacturing, Inc. dated October 25, 2004. (Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 5 (File No. 333-121455).)

10.18	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)