Form 10QSB
period 2005-09-30
BLASTGARD INTERNATIONAL INC
filed 2005-11-09
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2005, the issuer had 21,996,625 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

INDEX

Page
PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed balance sheet, September 30, 2005 (unaudited)	F-1

Condensed statements of operations, three and nine months ended September 30, 2005 and 2004 (unaudited), and September 26, 2003 (inception) through September 30, 2005 (unaudited)	F-2

Condensed statements of cash flows, nine months ended September 30, 2005 and 2004 (unaudited), and September 26, 2003 (inception) through September 30, 2005 (unaudited)	F-3

Notes to condensed financial statements (unaudited)	F-4

Item 2. Management’s Plan of Operation.	1

Item 3. Controls and Procedures	5

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	6

Item 2. Changes in Securities and Use of Proceeds	6

Item 3. Defaults upon Senior Securities	6

Item 4. Submission of Matters to a Vote of Security Holders	6

Item 5. Other Information	6

Item 6. Exhibits and Reports on Form 8-K	6

Signatures	8

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Balance Sheet

(Unaudited)

September 30, 2005

Assets

Cash	$386,035
Accounts receivable	483,242
Inventory	260,037
Prepaid expenses	13,942
Property and equipment, net	67,942
Other assets:
Debt issue costs (Note 4)	115,057
Deferred costs	18,808
Deposits	12,050

$1,357,113

Liabilities and Shareholders’ Deficit
Liabilities:
Indebtedness to related parties (Note 2)	$5,213
Accounts payable	355,464
Accrued liabilities	1,500
Accrued interest payable (Note 4)	144,737
Convertible notes payable, net of unamortized discount of $237,648 (Note 4)	1,182,352

Total liabilities	1,689,266

Shareholders’ deficit (Note 5):
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized, 21,996,625 shares issued and outstanding	21,997
Additional paid-in capital	4,053,817
Deficit accumulated during development stage	(4,407,967)

Total shareholder’s deficit	(332,153)

$1,357,113

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		September 26, 2003 (Inception) Through September 30, 2005
	2005	2004	2005	2004
Revenues:
Sales	$481,129	$595	482,772	$595	$483,367
Licensing fees	—	—	—	—	5,000

Total revenues	481,129	595	482,772	595	488,367

Operating expenses:
Cost of goods sold	320,952	—	321,161	—	321,161
Stock-based compensation (Note 5):
Officers and directors	—	—	—	—	12,500
Consulting services	38,800	—	163,800	1,154,000	1,363,550
Granted stock options	2,068	4,186	55,853	17,262	73,065
General and administrative	325,401	371,437	936,436	839,717	2,091,376
Research and development	87,167	47,106	196,873	101,447	345,299
Contract settlement fee	—	—	—	16,000	16,000
Depreciation and amortization	6,673	866	18,466	2,571	22,268
Gain on settlement of liabilities	—	(121,500)	—	(123,965)	(123,965)
Loss on disposal of assets	—	—	—	1,834	1,834

Total operating expenses	781,061	302,095	1,692,589	2,008,866	4,123,088

Operating loss	(299,932)	(301,500)	(1,209,817)	(2,008,271)	(3,634,721)

Non-operating income:
Interest income	5,103	748	22,676	755	25,748
Other income	1,600	—	4,000	—	4,000
Interest expense (Note 4):
Amortized debt issue costs	(13,806)	—	(41,420)	—	(46,022)
Amortized debt discount	(28,518)	—	(85,553)	—	(95,059)
Beneficial conversion	—	—	—	—	(432,174)
Default penalty and interest	(14,356)	—	(50,070)	—	(50,070)
Other	(28,400)	(2,500)	(85,200)	(86,502)	(179,669)

Loss before income taxes	(378,309)	(303,252)	(1,445,384)	(2,094,018)	(4,407,967)
Income tax provision (Note 3)	—	—	—	—	—

Net loss	$(378,309)	$(303,252)	(1,445,384)	$(2,094,018)	(4,407,967)

Basic and diluted loss per share	$(0.02)	$(0.01)	(0.07)	$(0.10)

Basic and diluted weighted average common shares outstanding	21,963,292	21,121,180	21,879,736	20,378,272

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,		September 26, 2003 (Inception) Through September 30,
	2005	2004	2005
Net cash provided by (used in) operating activities	$(1,374,481)	$(1,026,664)	$(3,037,598)

Cash flows from investing activities:
Payments for deferred costs	(14,323)	—	(18,808)
Purchases of property and equipment	(46,449)	(17,705)	(90,210)

Net cash used in investing activities	(60,772)	(17,705)	(109,018)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	1,337,301	2,357,621
Principal payments on notes payable	—	(125,000)	—
Proceeds from issuance of convertible debt	—	—	1,420,000
Stock offering costs	—	—	(132,600)
Payments for debt issue costs	—	—	(112,370)

Net cash provided by financing activities	—	1,212,301	3,532,651

Net change in cash	(1,435,253)	167,932	386,035
Cash, beginning of period	1,821,288	—	—

Cash, end of period	$386,035	$167,932	$386,035

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$5,000	$11,072

Income taxes	$—	$—	$—

Noncash investing and financing transactions:
Common stock issued in exchange for debt extinguishment	$—	$178,500	$178,500

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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. As of September 30, 2005, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

Note 2: Related party transactions

During the nine months ended September 30, 2005, officers paid expenses on behalf of the Company totaling $5,213, which were not repaid as of September 30, 2005. The balance owed the officers is included in the accompanying condensed financial statements as “Indebtedness to related parties”.

On June 29, 2005, the Company entered into an Advisory Agreement with The November Group Ltd. (“TNG”), an affiliated company (the CEO of The November Group is a director of the Company). Under the terms of the agreement, TNG will provide the Company with marketing and advisory services in exchange for:

a.	100,000 shares of the Company’s restricted common stock; 1

b.	a fee equal to 6% of net revenue paid to the Company by new clients or persons directly introduced by TNG; and

c.	a fee equal to 2.5% of net revenue paid to the Company by any third party not introduced by TNG, if the Company requests in writing TNG’s participation with the relationship.

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

Note 4: Notes payable

The Company’s convertible promissory notes payable consist of the following at September 30, 2005:

$1,000,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $167,357........................................................................	$832,643
$200,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $33,472	166,528
$100,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $16,736	83,264
$100,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $16,736	83,264
$20,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $3,347	16,653

$1,182,352

Accrued interest on the notes totaled $94,667 at September 30, 2005. Default interest and penalties on the notes totaled $50,070 at September 30, 2005. The total accrued interest and penalties of $144,737 are included in the accompanying condensed financial statements as “Accrued interest payable”.

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

Each note provides that if, by March 16, 2006, the notes are still outstanding, the exercise price will be reduced by one-third (from $1.50 to $1.00, unless further adjusted) unless we report gross revenues of at least $15 million or net profits of at least $1 million for the year ended December 31, 2005. In the event that we do not meet these revenue or profit targets and the notes have not been converted prior to March 16, 2006, then if the note holders then elect to convert the notes at the lower exercise price, we will have to issue 50% more shares than we would have issued at a $1.50 exercise price. The issuance of additional shares would increase the number of shares outstanding and would dilute the proportionate ownership interests of existing shareholders, as well as have the potential to adversely affect the market price of the common stock if the additional shares are sold into the market.

The initial interest rate of the notes is 8% per annum, but the default rate is 15% per annum. The note holders have the right to demand and receive interest at the default rate upon an event of default. As soon as a default is cured, the interest rate reverts to the initial interest rate of 8%.

In addition, the note holders are entitled to receive payment as liquidated damages, an amount equal to 2% of the outstanding principal (currently $28,400) for every 30 days that the notes are in default. The liquidated damages are payable in cash or an amount equal to 200% of such cash liquidated damages if paid in additional registered shares of common stock at the conversion rate in effect at that time (currently $1.50 per share).

An event of default occurred on March 20, 2005, because a registration statement for the resale of the shares issuable to the note holders upon conversion of principal and interest was not declared effective by the SEC by that date, as required by our agreement with the note holders. The reason for the default is because the SEC review process had taken much longer than we had anticipated.

The SEC declared the Company’s registration statement on Form SB-2 effective on August 10, 2005. As a result, the Company’s convertible promissory notes are no longer accruing additional liquidated damages. However, for the period March 20, 2005 through August 10, 2005, we accrued interest at the rate of 15% and liquidate damages of 2% of principal every 30 days.

As of September 30, 2005, the note holders have not realized on the default event. Based on discussions with the note holders, the Company believes that they currently do not intend to accelerate on the default, but they retain the right to do so. Also as of September 30, 2005, the note holders have made no demands for payment of liquidated damages, but they retain the right to do so.

Warrants

The fair value of detachable warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount is amortized over the life of the debt. As the discount is amortized, the outstanding principal balance of the notes will approach their face value of $1,420,000. Amortization resulting from the discount is charged to interest expense. Accumulated amortization and amortization expense on the debt discount totaled $95,059 and $85,553 as of and for the nine months ended September 30, 2005, respectively.

The Company paid its debt placement agent and its attorney a total of $112,370 and issued detachable warrants in connection with the issuance of the convertible promissory notes. The fair value of the warrants totaled $48,709, which, when added to the $112,370 paid to the placement agent and attorney, resulted in total debt issue costs of $161,079. Amortization resulting from the debt issue costs is charged to interest expense. Accumulated amortization and amortization expense of the debt issue costs totaled $46,022 and $41,420 as of and for the nine months ended September 30, 2005, respectively.

Note 5: Shareholders’ equity

Common stock issuances

On August 22, 2005, the Company issued 40,000 shares of its common stock in exchange for investor relations services. On that date, the traded market value of the common stock was $1.15 per share. The Company’s Board of Directors valued the issuance at $0.97 (a 15.5% discount from the traded market value) due to the restricted nature of the common stock issued in the transaction. Stock-based compensation expense of $38,800 was recognized in the accompanying financial statements for the nine months ended September 30, 2005.

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

An additional 9,000 stock options granted to non-employees in prior years, vested during the nine months ended September 30, 2005. Compensation related to the vested options totaled $15,603 and has been recorded as stock-based compensation in the accompanying condensed financial statements

Options granted to employees, accounted for under the intrinsic value method

An additional 420,000 stock options granted to employees in prior years, vested during the nine months ended September 30, 2005. Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Nine Months Ended September 30,
	2005	2004
Net loss, as reported	$(1,445,384)	$(2,094,018)
Decrease due to:
Employee stock options	(314,700)	(450,877)

Pro forma net loss	$(1,760,084)	$(2,544,895)

As reported:
Net loss per share - basic and diluted	$(0.07)	$(0.10)

Pro Forma:
Net loss per share - basic and diluted	$(0.08)	$(0.12)

The following schedule discloses the calculation of the pro forma compensation expense on employee stock options:

Date of Grant	Number of Options Granted	Total Fair Value	Options Vested Through September 30, 2005	Fair Value Incurred Through September 30, 2005
2/23/2004	100,000	$32,600	100,000	$32,600
1/31/2004	300,000	217,800	275,000	199,650
1/31/2004	300,000	217,800	275,000	199,650
1/31/2004	580,000	421,080	535,000	388,410
1/31/2004	580,000	421,080	535,000	388,410

	1,860,000	$1,310,360	1,720,000	$1,208,720

$894,020 of the stock options’ total fair value incurred through September 30, 2005 ($1,208,720) was recognized during the year ended December 31, 2004.

Following is a schedule of changes in common stock options and warrants for the nine months ended September 30, 2005:

	Awards Outstanding		Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
	Options	Warrants
Outstanding at January 1, 2005	1,943,925	1,023,139	$.25 - $5.00	$2.22	2.62 years
Granted	125,000	—	$2.00	$2.00	3.50 years
Exercised	—	—	—	$—	N/A
Expired	(28,175)	(30,000)	$.25 - $1.50	$1.05	N/A

Outstanding at September 30, 2005	2,040,750	993,139	$.50 - $5.00	$2.23	2.71 years

Note 6: Concentration of credit risk for cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). The loss that would have resulted from that risk totaled $321,286 at September 30, 2005, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2005, have been included.

Reorganization with BlastGard Technologies, Inc.

On January 31, 2004, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”), the Company acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc. (“BTI”), a Florida corporation, from BTI’s shareholders, in exchange for an aggregate of 18,200,000 post shares of the Company’s common stock. BTI is a development stage company that was created to develop, design, manufacture, and market proprietary blast mitigation materials. BTI’s patent-pending BlastWrap® technology is designed to effectively mitigate blasts and suppress fires resulting from explosions. As a result of the Reorganization Agreement, a change in control and change in management of the Company occurred and BTI became a wholly-owned subsidiary of the Company. The Reorganization Agreement also provided that the Company hold a shareholders meeting to (i) change the name of the corporation to BlastGard International, Inc., and (ii) approve a one-for-five reverse split of the outstanding common stock. A Special Shareholder meeting was held on March 12, 2004, and both proposals were approved. The name change and the reverse split of the outstanding common stock became effective on March 31, 2004.

The Company intends to focus exclusively on the business plan of BTI. BTI was formed on September 26, 2003, and is a development stage company. BTI’s audited financial statements do not reflect any material operations, revenues or liabilities. BTI acquired its only significant asset, a patent application for BlastWrap®, in January 2004.

Financial Results

Pursuant to the Reorganization Agreement, BTI became a wholly-owned subsidiary of the Company. However, for accounting purposes, the acquisition has been treated as a recapitalization of BTI, with the Company the legal surviving entity.

The Company is considered a development stage company and has recorded limited revenues from inception to date. At September 30, 2005, the Company had an accumulated deficit of $4,407,967 and current assets of $1,143,256.

Sources of Funds

To date, we have relied on management’s ability to raise capital through equity private placement financings to fund our operations. During the year ended December 31, 2004, we raised capital through the following private placement transactions:

A. In February 2004, we raised $200,000 by selling 200,000 post split shares of common stock to five investors.

B. During the quarter ending June 30, 2004, we raised $944,050 by selling 629,367 shares of restricted common stock (at $1.50 per share) to 34 accredited investors.

C. During the quarter ending September 30, 2004, we raised $193,250 by selling 128,834 shares of restricted common stock (at $1.50 per share) to twelve accredited investors.

D. In December 2004, we raised $1,420,000 from five investors in a convertible debt financing, and issued to the investors secured convertible notes and common stock purchase warrants. See Note 4 above regarding the occurrence of an event of default with respect to these notes.

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

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of our common stock at a conversion price of $1.50 per share, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. In addition, if, by March 16, 2006, the notes are still outstanding, the exercise price will be reduced by one-third unless we report gross revenues of at least $15 million or net profits of at least $1 million for the year ended December 31, 2005.

We can require the holders to convert the notes into shares of common stock if a registration statement for the resale of the underlying shares is effective and the common stock has traded above $2.50 per share for ten consecutive days. The amount that the holders can be required to convert is limited to the aggregate dollar volume traded over the past seven trading days (pro-rated among all holders), but no holder is required to convert an amount that results in the holder becoming the beneficial owner of more than 4.99% of the outstanding common stock on the date of conversion.

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

E. In December 2004, we raised $1,020,000 from one investor by selling 680,000 shares of restricted common stock (at $1.50 per share) to one investor, and we also issued to the investor a “Class B” common stock purchase warrant to acquire 100,000 shares of common stock at an exercise price of $3.00 per share (the other terms of the warrant are described above). Basic acted as placement agent in this transaction. The placement agent was paid a cash fee of $132,600, which represents 13% of the gross proceeds.

For all of the transactions described above, we agreed to file a registration statement to register all of the shares of common stock issued, and the shares of common stock underlying the convertible notes and the warrants for resale by the holders. The registration statement became effective on August 10, 2005.

Business Prospects

Although we are a development stage company and have recorded only limited revenues to date, we believe that BlastWrap® is a unique technology that will be desirable to end-users who will find it to be more effective, more flexible and lower-priced than the products currently offered by other competitors that offer blast solutions.

BlastWrap® has been and continues to be tested and evaluated by many potential customers, including the following:

•	US Army Test Center – Aberdeen

•	Armor Systems International, Inc.

•	NYPD, Atlanta and LACS Bomb Squads

•	Boeing Phantom Works – “FCS”

•	US Marine Corps Camp LeJeune, NC HMMWV Retrofit

•	Georgia Tech Research Institute - New Tactical Wheeled Vehicle Design

•	UK Ministry of Defence

•	Insys, Ltd.

•	Colt Rapid Mat LLC

•	Idaho National Laboratory

The process of evaluating and testing is time consuming and costly, but each of the potential customers has done so at their own expense. We have received positive feedback from everyone who has been evaluating and testing BlastWrap®, and reasonably expect to begin generating sales in 2006 as a result of some of these tests.

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

We plan to continue our research and development efforts over the next 12 months. Our core product, BlastWrap®, is a finished product that we are currently manufacturing for R&D testing by third-parties. The primary application for BlastWrap® is to integrate it into different applications and uses. We have two products that we consider to be completed, finished products, the First Responder and the BlastGard MTR (mitigated trash receptacle), which we are manufacturing and marketing as of March 1, 2005.

We intend to continue to work to improve our existing prototypes for each of the 13 product lines described in the Description of Business section, until they can be released as finished and marketable products. We also intend to continue to research new applications and markets and to develop new prototypes for them. Most R&D costs that we will incur will relate to the development and testing of prototypes.

Recent Developments

In June 2005, we received an order for 190 BlastGard MTR blast mitigated trash receptacles from the Washington Metropolitan Area Transit Authority (Metro). The blast mitigated trash receptacles will be installed throughout the Washington, D.C., area in MetroRail stations. Metro plans to take delivery and installation of the trash receptacles during the months of August through November 2005. We expect to recognize approximately $735,000 in gross revenue from this order.

On August 22, 2005, the Company engaged The Investor Relations Group, Inc. (IRG), based in New York City, to serve as its financial relations and corporate communications company. IRG will strive to increase investor awareness of BlastGard within the U.S. market by individually and personally introducing BlastGard and its management to pre-qualified investment professionals. IRG will also focus on increasing public awareness of BlastGard by providing an extensive array of public relations services, including obtaining media placements in television, radio, magazine, newspapers and trade media outlets.

On September 8, 2005, the Company entered into a Term of Collaboration agreement with Media Metrica Ltd. To develop a blast-mitigated receptacle interior for the RE:NEW project for Media Metrica Ltd. of London. Media Metrica has created an innovative on-street product that combines recycling, blast mitigation and outdoor advertising. This product will spearhead recycling in urban centers and, simultaneously, act as a premium outdoor advertising platform. With security becoming an ever-growing concern in urban centers across the globe, BlastGard and Media Metrica are working jointly on these new proprietary modular units that will mitigate the effects of an explosion within the units, and suppress the principal hazards of blast, fragmentation, heat, flash and fireball. In addition to developing and manufacturing the RE:NEW units, BlastGard will be involved with marketing these products in the USA.

On October 12, 2005, the Company submitted an SBIR (Small Business Innovation Research) project proposal teamed with a large Defense Contractor to the US Missile Defense Agency. The goal of this project is to develop new core technologies using BlastWrap® to protect Solid Rocket Motors (SRMs) from adverse external stimuli. Important ancillary objectives include being able to port the systems solutions to any SRM platform, regardless of size and whether it is already fielded or in development, and to be able to apply these solutions to missile platforms. This effort would benefit the U.S Department of Defense, other U.S. Government agencies (i.e. NASA), and private sector users of solid rocket motors.

On October 24, 2005, the Company entered into a five-year alliance agreement with Nordisk Aviation Products, Inc. (“Nordisk”), headquartered in Cape Canaveral, Florida. Nordisk is a manufacturer, repair and leasing company of Unit Loading Devices (“ULD”) engaged in developing, supplying and supporting ULD equipment for the commercial passenger and air freight/cargo airline industry as well as the military, including its engineering support, and Worldwide Service Network. The purpose of the Alliance is to combine Nordisk’s products with BlastWrap® to offer enhanced blast mitigated products to the ULD marketplace with respect to both existing ULD’s and newly manufactured ULD’s. There are an estimated 600,000 containers in service in the fleet today with approximately 40,000 new units sold each year. Each unit has an average useful life of about 5 years, and we estimate that the total number of units in service will continue to rise over the next 10 years. Nordisk is the largest ULD container manufacturer in the, and together we expect to develop a low-cost solution for ‘semi-hardened’ blast mitigation ULD containers that may vastly improve the chances of aircraft survival in the event of a an airplane bomb explosion in flight as occurred in Lockerbie, Scotland.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company’s disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 2. Changes in Securities and Use of Proceeds.

During the quarter ending September 30, 2005, and as described in Part II, Item 5, below, the Company issued 40,000 shares of restricted common stock to two principals of The Investor Relations Group as partial consideration for the Letter of Agreement entered into for investor and public relation services. The Company believes that the issuance of the 40,000 shares was exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on the certificate evidencing the shares.

Item 3. Defaults Upon Senior Securities. See Note 4 of Footnotes regarding an event of default in connection with our convertible promissory notes described herein.

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.8	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.16	Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455)).

10.17	Alliance Agreement with Centerpoint Manufacturing, Inc. dated October 25, 2004. (Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 5 (File No. 333-121455)).

10.18	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

99.1	Press Release – November 8, 2005 Popular Science announcement (Filed herewith).

99.2	Press Release – November 9, 2005 3rd Quarter Results (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: November 9, 2005	By:	/s/ James F. Gordon
James F. Gordon, Chief Executive Officer

Dated: November 9, 2005	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.8	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.16	Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455)).

10.17	Alliance Agreement with Centerpoint Manufacturing, Inc. dated October 25, 2004. (Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 5 (File No. 333-121455)).

10.18	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith.)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith.)

99.1	Press Release – November 8, 2005 Popular Science announcement (Filed herewith).

99.2	Press Release – November 9, 2005 3rd Quarter Results (Filed herewith).