Form 10KSB
period 2005-12-31
BLASTGARD INTERNATIONAL INC
filed 2006-03-29
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:              to

Commission file number: 333-47924

BLASTGARD® INTERNATIONAL, INC.

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

None

Check whether the Registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $1,129,271.

As of March 20, 2006, the aggregate market value of the Common Stock held by non-affiliates of approximately 10,000,000 shares of Common Stock, was approximately $4,000,000 based on a closing sales price of $.40 per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 20, 2006 was 22,310,913 shares before giving effect to the anticipated cancellation on our books and records of 300,000 shares as more fully described under Item 3 contained herein.

DOCUMENTS INCORPORATED BY REFERENCE: Some documents incorporated by reference herein are contained in our Exchange Act reports filed in 2005 and Form SB-2 Registration Statement, as amended (file no. 333-121455), and declared effective on August 10, 2005.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

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

Item 1. Description of Business

BlastGard® International, Inc., a Colorado corporation, operates through its wholly-owned subsidiary, BlastGard Technologies, Inc., a Florida corporation established in September 2003. BlastGard® International, Inc. acquired BlastGard Technologies, Inc. effective January 31, 2004, in a transaction that was accounted for as a reverse acquisition, which is a capital transaction and not a business combination.

We have developed and designed proprietary blast mitigation materials. Patent-pending BlastWrap® has been designed to mitigate blasts and suppress flash fires resulting from explosions, regardless of the material or compound causing the explosion. We believe that this technology can be used to create new finished products or designed to retrofit existing products. While the need for this technology has always been present, the security and safety concerns resulting from the September 11, 2001 terrorist acts make the timing of BlastGard®’s emergence even more important.

Recent Developments

In June 2005, we received an order for 190 BlastGard® MTR blast mitigated trash receptacles from the Washington Metropolitan Area Transit Authority (Metro). The blast mitigated trash receptacles were installed throughout the Washington, D.C., area in MetroRail stations. Metro took delivery and installation of the trash receptacles during the second half of 2005. We recognized approximately $735,000 in gross revenue from this initial order. In addition, we announced other orders of MTRs from the Naval Supply Systems Command, The Department of Homeland Security, the National Railroad Passenger Corporation (“Amtrak”) and the Naval EOD Technology Division. In February, 2006, Amtrak placed a second order for additional MTR’s. We will recognize approximately $828,000 in gross revenue in 2006 from this order.

On August 22, 2005, the Company engaged The Investor Relations Group, Inc. (IRG), based in New York City, to serve as its financial relations and corporate communications company. IRG will strive to increase investor awareness of BlastGard® within the U.S. market by individually and personally introducing BlastGard® and its management to pre-qualified investment professionals. IRG will also focus on increasing public awareness of BlastGard® by providing an extensive array of public relations services, including obtaining media placements in television, radio, magazine, newspapers and trade media outlets.

On September 8, 2005, the Company entered into a Term of Collaboration agreement with Media Metrica Ltd. to develop required blast-mitigated internal systems for the RE:NEW project for Media Metrica Ltd. of London. Media Metrica has created an innovative on-street product that combines recycling, blast mitigation and outdoor advertising. This product will spearhead recycling in urban centers and, simultaneously, act as a premium outdoor advertising platform. With security becoming an ever-growing concern in urban centers across the globe, BlastGard® and Media Metrica are working jointly on these new proprietary modular units that will mitigate the effects of an explosion within the units, and suppress the principal hazards of blast, fragmentation, heat, flash and fireball. In addition to developing and manufacturing the RE:NEW units, BlastGard will be involved with marketing these products in combination with BlastGard’s MTR units in the USA upon completion of all three development phases. Tests on Phase II Module were completed in March 2006. Additional design modifications and the completion of Phase III testing should be completed within 90 days.

On October 24, 2005, the Company entered into a five-year alliance agreement with Nordisk Aviation Products, Inc. (“Nordisk”), headquartered in Cape Canaveral, Florida. Nordisk is a manufacturer, repair and leasing company of Unit Loading Devices (“ULD”) engaged in developing, supplying and supporting ULD equipment for the commercial passenger and air freight/cargo airline industry as well as the military, including its engineering support, and Worldwide Service Network. The purpose of the Alliance is to combine Nordisk Services products with the BlastGard® Technology to offer enhanced blast mitigated products to the ULD marketplace with respect to both existing ULD’s and newly manufactured ULD’s. There are an estimated 600,000 containers in service in the fleet today with approximately 40,000 new units sold each year. Each unit has an average useful life of about 5 years, and we estimate that the total number of units in service will continue to rise over the next 10 years. We are working with the largest ULD container manufacturer in the world to develop a low-cost solution for ‘semi-hardened’ blast mitigation ULD containers that may vastly improve the chances of aircraft survival in the event of a reoccurrence of an airplane explosion in midair as occurred in Lockerbie, Scotland.

In March, 2006, the UK Defence Ordnance Safety Group (DOSG) agreed to proceed with testing of BlastWrap® as the key ingredient in a new class of Insensitive Munitions (IM) packaging solutions. This novel packaging system will be designed to prevent mass detonations in ammunition storage and transport by the elimination of sympathetic detonation, which results when one detonating unit or energetic material initiates the next, and so on, in a chain reaction. It is also anticipated these IM solutions will dramatically improve fast cook off (the initiation of a unit of ammunition or other energetic store in the event of a fuel fire) and slow cook off (the initiation of a unit of ammunition or other energetic material in the event of a slower but more sustained thermal event) performance as well as meet all of the other IM packaging specifications of NATO and the US military. With DOSG funding in place to support the testing and the manufacturing of the boxes, management believes that successful test results in the coming months would be a prestigious achievement for our Company, allowing us to get our technology into the UK military and establish important precedent for other militaries.

Armor Systems International, Inc. (ASI) has developed an armor that is lighter than traditional hardened steel solutions, and, importantly, that uses widely available “COTS” materials. These weight savings quickly translate into higher vehicle performance often without the need to upgrade suspension, drive-train and cooling systems. Their newest high performance armor stops high caliber armor piercing rounds as well as large FSPs (fragment simulating projectiles), a key to stopping fragments from roadside IEDs (improvised explosive devices). In October 2005, the client completed tests on a vehicle mine “skid plate” blast package using BlastWrap® integrated with ASI’s armor and the mitigating capability of BlastWrap® on tests of 4, 8 and 12 pound charges was very significant. Additional work is underway on light weight pipeline protection systems.

We have also been working on further development of a series of products for vehicle protection and for improved blast mitigation protection of barriers, walls, revetments and bunkers (including overhead protection from inbound mortars) for the US military. The two other companies involved with BlastGard are Geocell Systems, Inc. of San Francisco and Colt Rapid Mat LLC of Hartford, CT.

In early 2006, BlastGard submitted proposals to the Nigerian Army, which has requested from BlastGard new IM packaging solutions as well as training support to protect against such future disastrous events in their weapons depots, due to problems they have had with the handling, storage and transport of munitions and ammunition, particularly at Ikeja and Kaduna, In early August last year, BlastGard conducted a series of demonstrations (at a firing range in Nigeria near the Benin border) for the Nigerian Army Ordnance Corps (NAOC). These simple demonstrations proved the basic effectiveness of BlastWrap®, for the reduction of blast pressure and impulse and for the prevention of sympathetic detonation. BlastGard has submitted proposals for BlastWrap®, for IM packaging, for training programs, for rapid deployment wall and bunker systems, for fire resistance products, and we anticipate oil pipeline protection systems quotations soon for initial funding by the Nigerian government by the third quarter of 2006.

In late 2005, to assess the vulnerability of oil and gas pipelines to explosive attack, the Company conducted a series of explosive tests at Bakersfield, CA. The tests graphically illustrate the phenomenon of high explosive breaching of oil pipelines. We tested 24” OD X .375” wall API-5L X42 grade steel line pipe with welded .375” thick end plates (to seal the pipe). The assembly was then filled with water to represent the appropriate hydraulic shock transmission characteristics of a filled oil transmission line. A 2 pound charge of C4 was placed directly on the surface of the pipe and detonated. The charge punched a 6” diameter hole in the side of the pipe and produced a high pressure wave in the fluid in the tube which split the end plate welds and distorted the plates. This is a classic example of “shock holing”. We then placed a 10-1/8” square section of 3” thick BlastWrap® onto an identical section of (filled) line pipe, and placed a second 2 pound charge of C4 directly onto the BlastWrap®, and fired the charge. The pipe was only slightly dented. We are developing this protection system with an impenetrable tough surface material, which will make it very difficult for terrorists to destroy these exposed oil pipelines using current methods. The oil pipe line test shows the remarkable ability of BlastWrap® to prevent shock holing and this capability can be applied to many applications: aircraft fuselages, bridge pillars, suspension cables for bridges, electricity substations and “hardened” buildings.

We are also finalizing the specifications for our new product, the BlastGard PBM™ (Pipe Bomb Mitigator). This already-tested pipe bomb mitigation device is one-man portable, able to fit into the trunk of a police squad car, stops all lethal horizontal fragments from a pipe bomb and reduces blast pressures and fireball from such a threat. We expect to commence marketing this as a new product in the second quarter of 2006. Final tests are scheduled for April 2006.

Company History

BlastGard® International, Inc. was incorporated as IDMedical.com, Inc. in June 1999 under the laws of the State of Colorado for the purpose of developing and storing personal medical histories on the Internet. The online medical records business was unsuccessful, and in February 2002, IDMedical.com, Inc. acquired a technology provider, as described below.

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

In February 2003, Opus Resource Group, Inc. (“Opus”) entered into an agreement with a separate company called BlastGard, Inc., which was formed in 2000 by The Verde Partners Limited Partnership (“Verde”), C&L Trust, and James F. Gordon (who held a 33% minority interest). The principals of Verde were Steven Stucker and Sam Gettle, and the principal of C&L Trust was Charles D. McPhail. In 2002, John H. Waddell, Jr. and Michael J. Gordon became officers and directors of BlastGard, Inc. As described in more detail below, Messrs. James F. Gordon, Michael J. Gordon and John H. Waddell, Jr. subsequently in 2003 formed BlastGard Technologies, Inc., which is now a subsidiary of BlastGard® International, Inc., and these individuals are now officers and directors of BlastGard® International, Inc.

Pursuant to the agreement with BlastGard, Inc., Opus issued 66,667 shares (adjusted to reflect stock splits) of restricted stock to BlastGard, Inc. in exchange for the right to distribute and sell BlastGard, Inc. products in China. BlastGard, Inc. held licenses from Verde to use two patents for a technology intended to mitigate blasts and suppress flash fires resulting from explosions. After the date of the agreement with Opus, BlastGard, Inc.’s license agreement to utilize patents owned by Verde was not renewed because management of BlastGard, Inc. and Verde could not agree on the value of the Verde technology. Opus never distributed or sold any BlastGard, Inc. products. As a result, Opus and BlastGard, Inc. mutually agreed to rescind their agreement and the 66,667 shares of common stock issued to BlastGard, Inc. were returned to Opus and cancelled in January 2004. There has been no continuing relationship with Verde or its principals. See “Item 3” regarding a lawsuit involving Verde Partners as Plaimtiff and us and certain of our officers as defendants.

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

On January 31, 2004, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”), Opus Resource Group, Inc. acquired 100% of the issued and outstanding common stock of

BlastGard Technologies, Inc. (“BTI”), a Florida corporation, from BTI’s shareholders, in exchange for an aggregate of 18,200,000 (adjusted to reflect a subsequent stock split) shares of Opus common stock. The reorganization was a reverse acquisition which resulted in the former shareholders of BTI (including John L. Waddell, Jr.; James F. Gordon; and Michael J. Gordon) having a controlling interest in Opus, and BTI became a wholly-owned subsidiary of Opus. On March 31, 2004, Opus changed its name to BlastGard® International, Inc.

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

Since January 31, 2004, we have focused exclusively on the business plan of BTI. BTI’s patent-pending BlastWrap® technology is designed to mitigate blasts and suppress fires resulting from explosions. BTI acquired a patent application for BlastWrap®, in January 2004, from co-inventors John L. Waddell, Jr., our COO and President, and James F. Gordon, our CEO, who assigned the patent application to BTI in consideration of the consummation of the Reorganization Agreement. For accounting purposes, we assigned no monetary value to the patent application that was assigned to BTI. Our current management team was the management team of BTI prior to the reorganization.

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

BlastWrap® Background

BlastWrap® is a concept for assemblies (not a chemical compound) from which blast protection products are built to save lives and reduce damage to valuable assets from explosions. BlastWrap® is designed to not only substantially reduce blast impulse and pressure (including reflected pressure and impulse), but quenches fireballs and suppresses post-blast fires. Lethal fragments may be captured by adding anti-ballistic armor layers on the product surface away from a blast.

Our BlastGard® technology is designed to mitigate blast and rapid combustion phenomena through numerous mechanisms. The relative contribution of each mechanism depends upon the intensity and nature of the impinging hazard. Shock wave attenuation, for example, is dominant in mitigating mechanical explosions. Our products attempt to emulate unconfined conditions and accelerate attenuating processes that occur in free air. Thus BlastWrap® does not try to resist blasts (which physically intensify blast phenomena); it mitigates them. BlastWrap® can be used as part of confining assemblies (containers and blast walls). In effect, BlastWrap® is a ‘virtual vent’.

BlastWrap® Technology Components

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

We believe that this system is unique because it:

1.	Works 24 hours a day

2.	Quenches fireballs and post blast fires

3.	Reduces blast impulse and pressure

4.	Does not dispense chemical extinguishants

5.	Uses neither alarms, sensors, nor an activation system

6.	Is nontoxic and ecologically friendly

Our BlastGard® Technology extracts heat, decelerates both blast wind and shock waves, and quenches the hot gases in all blasts and fireballs. BlastWrap® does not interact with the explosive elements, and is therefore not altered by them. However, after a single intense detonation, BlastWrap® must be replaced.

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

Key BlastWrap® Features

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

Key BlastWrap® Benefits

BlastWrap® is light in weight. It can be used to protect against outdoor explosions. Because of the Montreal protocols banning production of Halon extinguishing agents, BlastWrap® technology offers a light weight and environmentally acceptable blast suppression means available for most applications; and, it can even be adapted to function underwater.

BlastWrap® products are inherent sound absorbers and thermal insulators, and are typically fire-tolerant. Any or all of these qualities are readily enhanced by bonding to common materials, thereby further extending the wide range of applications which BlastWrap® can fulfill through a single product.

The performance of BlastWrap® proprietary technology is independent of scenario and environment, which means that it does not matter where the physical location is, how the basic product form is used or the environment in which the event takes place. The basic product form can be used as a stand-alone material (as linings, curtain barriers, or as structural material), or can be laminated or otherwise affixed to a wide range of product forms such as insulation (thermal and acoustic), ballistic armor such as KEVLAR™ (a Dupont trademark), decorative stone, or packaging materials. BlastWrap® products can thus provide blast and fire protection in flooring, wall, and roof constructions, in packaging, in storage cabinets and other containment structures, and aboard all types of vehicles, ships, and aircraft.

Intellectual Property Rights

Explosive devices are increasingly being used in asymmetric warfare to cause destruction to property and loss of life. These explosive devices sometimes can be disrupted, but often there is insufficient warning of an attack. Our BlastWrap® products were created around this core concept. The BlastWrap® patent application was filed with the U.S. Patent and Trademark Office on July 31, 2003. The BlastWrap® patent application was filed with Argentina on March 12, 2004; with Kuwait on July 28, 2004 and we also filed an application for this technology under the Patent Cooperation Treaty (PCT) on February 27, 2004. Under the PCT, we will have patent protection in most industrialized countries when the patent is issued in each individual country. A substantial number of countries have been added to the list of PCT members, including almost all of the former Soviet republics and China; thus the new claims will be protected in more than 40 countries. A second patent application for “Blast mitigating container assemblies” was filed with the U.S. Patent and Trademark Office on April 29, 2004 and a new U.S. Continuation-In-Part patent application for “Blast mitigating container assemblies” on January 26, 2005. We also filed an application for this “Blast mitigating container assemblies” technology under the Patent Cooperation Treaty (PCT) on January 26, 2006.

BlastWrap® Testing

BlastWrap® prototypes have been evaluated in different test series, which have ranged from semi-quantitative screenings to third-party instrumented trials. We have consistently observed blast effect reductions of at least 50% in virtually every activity in which BlastWrap® has been involved. These tests have indicated that impulse (momentum transfer) and peak pressure are reduced by nearly 50%. Impulse is the most destructive explosive-related hazard for structures and vehicles.

Significance of Test Results

No BlastWrap® tests have been in small-scale. Every test series has involved standard products or test facilities simulating service conditions—munitions containers, air cargo containers, steel vessels comparable in size to commercial aircraft fuel tanks and large secondary storage units, and vehicles, all with charge weights reflecting actual hazards. Management believes that the test results provide evidence that BlastWrap® can protect vehicles, structures, and ships against very intense blasts. Tests have also shown that certain design features (such as deflectors), combined with additional BlastWrap® material, can accomplish protection against larger blasts.

Applications

Our BlastGard® Technology works indoors or out, vented or un-vented, wet or dry, clean or dirty, damaged or intact, and against strong or weak blasts from solid explosives or flammable fluids. It is a lightweight, space-efficient custom-engineered technology that can be produced with additional layers for insulation, fragment/ballistic protection, environmental protection or impact and cushioning barriers. Significantly, no new or high-cost fabrication technologies or materials are required to produce BlastWrap®. In addition, because of the Montreal protocol’s ban of Halon extinguishing agents, we believe that our BlastGard® Technology is the only blast and fire suppression means available for most applications, including adaptation for underwater use. It is an inherently effective sound absorber and thermal insulator.

Because BlastWrap® is customizable and offers protection against explosions of all types, its potential for application cuts across a wide range of industries and government agencies. Some potential applications for BlastGard® Technology include:

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

13 Product Lines Identified For BlastWrap® - Four Completed and Finished Products

Our core product, BlastWrap®, is a finished product that we are currently manufacturing for R&D testing by non-affiliated third-parties. The primary application for BlastWrap® is to further customize it for different applications and uses.

Our technology can be customized to fit the need of an industry or a specific customer. We have examined the various markets susceptible to explosions, and have developed finished products to market to businesses and agencies at risk. While designing finished products engineered with BlastWrap®, we have taken into account that some products must be portable, while others will remain at a fixed location. Some products have been designed to contain identified explosive agents, while others are designed to mitigate unidentified explosive threats.

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

13.	Over-head protection from mortar attack for temporary accommodation units

1. First Responder

        This product is a man-portable ring and blanket assembly used by first responders (police, bomb squads, fire departments, etc) to a suspicious device report. The lightweight product can be set up in seconds to protect people and the surrounding area from blast pressure, fragments and fireball effects in case of detonation. The basic unit design of this product has several variants each using different materials. We are continuing R&D to develop lower cost light weight versions using novel new anti-ballistic materials. An extension of this design will then be ported into a new Explosive Ordnance Disposal (EOD) barricade designs and to some extent into insensitive munitions packaging designs as an extension of this product development.

2. Bomb Squad Assistant

The In-Situ Detonation box, or Bomb Squad Assistant, is a single-design and less sophisticated product intended to provide outside covering for the First Responder unit, providing either additional protection or for in-situ detonation of improvised explosive devices (IED’s) when desirable or necessary.

3. Explosive Storage Units – ESU

The explosives storage units (ESU) safely store highly detonable materials in a container, which prevents sympathetic detonation and afterburn. Additional customized uses of this product are foreseen in the research, such as for explosives storage and transport/handling and DOD contract markets. Future designs will incorporate the best practices of contracts concluded, thus creating a shorter product development timeline for future finished products.

4. BlastMag-2

With these magazines already in service at several locations, there are numerous applications in similar plants worldwide as well as product variants for many other industries.

5. BlastMag-3

Portable magazines come in numerous sizes but the basic design remains the same, and they are all designed to be Type 3 compliant. Portable magazines are used in a variety of industries including but not limited to the military, law enforcement, mining, fireworks, research facilities, and munitions manufacturing/handling.

6. BlastMag-5

Plastic ready boxes, which are Type 5 compliant, are the most prolific of all products to be used by both military/law enforcement and commercial customers. The ready boxes are typically used to carry blasting caps, detonation cord and other less threatening explosives in smaller quantities. Obvious military/law enforcement uses as well as industries such as munitions manufacturing, handling, fireworks, mining and others use similar, less safe boxes on a regular basis. Further product development is currently underway on new iterations of these products

7. Lining – Automotive / Distributed Power

Auto fuel tank linings using BlastWrap® can be used to protect conventional fuel powered vehicles and more importantly new fuel cell automobiles and distributed fuel cell power generation. The risks of fuel cell technology are discussed in the Automobile Industry section herein.

8. Lining – Twin-Aisle (containerized) Aircraft

LD3 Cargo Containers are used primarily on twin aisle/wide body aircraft such as the B747. These luggage or cargo containers are manufactured by a few well-established companies throughout the world. The market is extremely competitive with low margins; however, BlastGard® International has now concluded a strategic relationship with the largest of those manufacturers, Nordisk Aviation

Products. A revolutionary new container design incorporating BlastWrap®, which we intend to bring to market in the very near future, will be an attractive solution to the substantial cost, weight and safety concerns highlighted in recent years in twin-aisle commercial aircraft and cargo safety.

9. Lining – Single-Aisle (non-containerized) Aircraft

Working in conjunction with aircraft and shipping manufacturers, we are designing products and component assemblies to be used in the cargo holds of single-aisle aircraft. Due to the heightened security surrounding aircraft safety, we are diligently working to demonstrate the effectiveness of our product on this large sector (~70%) of the commercial fleet.

10. Weapons (insensitive munitions) Containers

Weapons containers require specialty design. We are developing a family of these containers at our expense for evaluation and testing by US, UK and other military clients. Although we do not have a development or supply contract with any military agencies at this time, we anticipate important prototype testing of these designs will ensue in 2006. This product line will have numerous products for military weapons including bombs, rockets, medium and large caliber ammunition and missiles.

11. Trash Receptacle

We have two models of mitigated trash receptacle, the BlastGard® MTR 91 and MTR 101. These containers have been designed and proof tested to drastically mitigate blast pressures and thermal output and to capture bomb fragments. Another iteration of this product under current development is the BlastGard Mitigated Bomb Receptacle (MBR).

12. Vehicle IED and Mine Protection

Military vehicles (HMMWVs, HEMMT, M915, FMTV, etc.) are or can be “up-armored” for IED and land mine protection. BlastGard® and Colt Rapid Mat LLC have just developed and are now offering a new product called Blast and Thermal Protection System (BTPS). These specialty fiberglass cased BlastWrap® products are easy to retro-fit to armored vehicles to provide protection for occupants from blast thermal output and head, neck and spine injuries from blast pressures.

13. Rapid Deployment Fortification Wall (RDFW), Bunker and Over-Head Protection from Mortars and Rockets for Temporary Accommodation Units

This design is a facing for fortification walls, revetments and bunkers and a covering for the roof of bunkers and temporary accommodations/barracks and other structures. Successful testing is concluded for 81mm mortar threats, and additional tests will likely proceed in 2006 on larger threats like the 120mm mortar, the 122mm rocket and possibly even the 152mm and/or 155mm artillery shells. In these applications, this product is designed to mitigate blast pressures, rapidly quench blast thermal output and capture bomb fragments.

We have developed either finished products or working prototypes of BlastWrap® products for each of the 13 product lines described above. All of these products have been and will continue to be tested and evaluated in-house, by third-parties and by interested clients and strategic partners. Prototypes may require further modifications based on the test results and client and partner feed-back. However, we have four products that are completed, finished products, available for sale – (1) the First Responder, (2) the BlastGard® MTR (mitigated trash receptacle), (3) the BTPS, and (4) the wall, bunker and overhead protection products. We are manufacturing and marketing all of these products now.

Manufacturing

We have three distinct production types:

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

Serial Production

Manufacturing is sub-contracted to a BlastGard-licensed and qualified production facility, ideally in close proximity to the customer. This method facilitates customer interaction in design, quality and distribution to affect the greatest level of satisfaction and usefulness of the BlastWrap® product. BlastWrap® products likely to be built using Serial Production include:

First Responder – Once an approved and tested design is finalized, serial production can commence at sub-contracted production facilities in proximity to each of the customers.

Bomb Squad Assistant – The base unit of this product is of simple design and will be produced at several sub-contract production facilities.

BlastWrap® Mag-5 – The basic unit design of this product will take existing ready boxes and retrofit them with BlastWrap® protection. These products can be produced at existing fabricators trained and licensed to use BlastGard® Technology or can be sub-contracted to existing BlastGard® sub-contract production facilities.

BlastWrap® Mag-3 – Even though the sizes of a magazine will vary based on each customer’s needs, the basic design remains the same and can be produced at an existing magazine fabrication facility (which receives training and licensing from BlastGard®) or at a BlastGard® sub-contract production facility near the customer.

Contract Manufacturing

Although the Production/Engineering team in BlastGard®’s Technology Center will design these items, we will sub contract manufacturing and assembly. This will be at our discretion to ensure quality and adherence to custom design requirements. BlastWrap® products likely to be built with Contract Manufacturing include:

Explosive Storage Units (ESU) - ESUs will be fabricated at a sub-contract facility with oversight by our engineers due to the nature of the highly customized and regulated design parameters required by the DOD and other regulating entities. In addition, designs may require testing, which will need to be administered by our personnel.

BlastWrap® Mag-2 - Design and production of this product will take place at BlastGard®’s preferred sub-contractor due to complex design requirements and the need for BlastGard® personnel to test product designs.

OEM production (Original Equipment Manufacturer)

OEM production requires licensing agreements with contractors for a specific industry product. There will be several licensing agreements issued on a limited and non-exclusive basis to provide end-users with an appropriate number of well-located OEM producers. Once qualified and licensed by BlastGard®, OEM producers will be directed to produce and maintain quality standards per end user requirements. BlastWrap® products to be manufactured with OEM Production will likely include:

Lining – Automotive/Distributed Power (Royalty) - Once design and testing has been completed by our engineering and design team, we will work closely with the auto manufacturers or their already well-established OEM parts manufacturers to fabricate auto fuel tanks with BlastWrap® protection. We will receive per unit royalties from the manufactures of this product, oversee training and work with end users on design requirements.

Lining - LD3 Container (LD3 Container- Royalty) - We will design and train container manufacturers in the fabrication and installation of BlastWrap® components. We will receive a per-unit royalty for the use of its patented technology and design.

Lining - Aircraft (B747- 400- Royalty)- Once design and testing has been completed by our engineering and design team, we will work closely with the certified and widely dispersed air frame sub-contractors to integrate the use of BlastWrap® into their internal systems, such as fuel tanks, cargo holds, cabin, fuselage, etc. Aircraft manufactures, similar to auto manufactures, typically require several suppliers of each part. Therefore the license agreement for air frame sub-contractors will need to be limited and non-exclusive providing us royalties on a per-unit basis as well as continued design, manufacturing, and installation consulting.

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

Current manufacturing arrangements for First Responder, the BlastGard® MTR (mitigated trash receptacle), BTPS and the Wall, Bunker and Temporary Accommodation Units

As noted above we have four products that we consider to be completed and finished products. Manufacturing arrangements for those products follow:

Pro-Form Packaging, Inc., located in Dunellen, New Jersey manufactures BlastWrap® and the MTR and MBR lids and ships to Centerpoint Manufacturing for installation.

Centerpoint Manufacturing, Inc., located in Theodore, Alabama manufactures the BlastGard® MTR receptacles and will manufacture the BlastGard Mitigated Bomb Receptacles (MBR) as well. We entered into a five year exclusive alliance agreement with Centerpoint Manufacturing in October 2004 for the joint development of reinforced, blast mitigated trash receptacles. We are not contractually bound to use Pro-Form Packaging to manufacture the receptacle lids, and we believe that there are alternative manufacturers in the United States.

Futura Composites, B.V., located in Heerhugowaard, Holland, manufactures the First Responder rings. We are not contractually bound to use Futura Composites, B.V., and are exploring alternatives for manufacture in North America.

T.G. Faust, Inc. located in Reading, Pennsylvania manufactures the fragment blankets used with the First Responder. We are not contractually bound to use T. G. Faust to manufacture the fragment blankets, and we believe that there are alternative manufacturers in the United States.

Geocell Systems, Inc. of San Francisco, California manufactures the RDFW for walls, revetments and bunkers in their plant in Park Hills, Missouri. Geocell is the exclusive manufacturer of this patented product and we believe that it is committed to working closely with BlastGard® International on the mutual efforts noted above. It may become desirable for BlastGard® to establish a contract for this manufacturing and commercial arrangement with Geocell Systems, Inc. in 2006.

Colt Rapid Mat LLC is the manufacturer of the BTPS in their plant in Delhi, Louisiana. We are not contractually bound to use Colt Rapid Mat LLC to manufacture the BTPS, and we believe that there are alternative manufacturers in the United States. It may become desirable for BlastGard® to establish a contract for this manufacturing and commercial arrangement with Colt Rapid Mat LLC in 2006.

Quality Assurance

Sub-contractors and OEM producers have been and will continue to be trained, qualified and monitored to obtain and sustain a license from BlastGard®. We will ensure through continuous review of qualified producers and sub-contractors, and through end user/customer surveys, that design and quality standards are being maintained to specification. Licensing agreements will stipulate that we will have the right to withhold future contracts until mutually agreed upon standards of quality are achieved. End-users and customers will be partnered in agreeing to and setting quality standards for end products.

Purchasing

We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. Management believes that there are numerous alternative suppliers for all of the key raw material and virtually all component needs.

Marketing Analysis

Overall Market

The market for blast solutions includes commercial industries (accidental explosions of chemicals, terrorist threats, demilitarization, etc.), militaries (weapons storage and transport, barriers, revetments and bunkers and vehicle protection), and governments and municipalities (bomb explosions and threats). We have examined each of these markets to identify areas and industries within each that will benefit most from BlastGard® Technology.

We have divided the Commercial Market into nine viable sectors as follows:

1. Energetic Materials (blasting agents, propellants, explosives)/Explosive Manufacturers/Pyrotechnic Manufacturers

‘Energetic materials’ is a term used to encompass a wide range of materials that release intense heat during decomposition or combustion reactions.

Manufacturers of such devices are in need of protection against hazardous explosive situations in the manufacture, transport and storage of these materials.

While energetic manufacturers are a focus for BlastGard® technology, the related industries are also target markets. For all groups, both regulatory and insurance factors require strict storage and handling measures that involve confinement or separation, BlastWrap® products being specifically conceived for such roles. The propellant, pyrotechnic, and explosive manufacturing groups are viewed as prime markets for BlastWrap®.

2. Oil and Gas/Petrol Chemical/Chemical/Process Industries

To combat the unique explosions associated with oil, gas and chemical companies, BlastWrap® can be updated and deployed to clients in these sectors to address the problems involving explosive materials specific to the oil and gas industry with a convenient structural and/or architectural technology that would suppress explosions and minimize post-blast fire hazards with the following features:

•	Are always active and require no maintenance;

•	Comprised of flexible film formed by plurality of seams and filled with attenuating fillers that slow and cool impinging flame fronts;

•	Act as ‘virtual blast vents’ without requiring actual wall penetration; and

•	Light structure at less than .4 pounds per square foot of a 1” thickness.

3. Manufacturing of munitions

The full range of our products, from wall protection, barriers, and partitions to containers, can be used to enhance the safety and productivity of facilities that manufacture explosives, propellants, munitions and pyrotechnics. A number of specialty units are being designed to meet the needs of this market segment, such as the Weapons Container. Additionally, BlastWrap® is easily retrofitted into existing containers and storage magazines.

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

We believe that BlastWrap® offers the ability to convert these standardized shipping containers into explosives storage units complying with the technical requirements of the US Bureau of Alcohol, Tobacco, & Firearms Type 2 magazines. This would be accomplished through universally available containers for which numerous trailers, lift systems, stacking provisions, and international standards exist.

While actively searching for and detecting explosives is a right step in the protection of our ports, it is clear that it cannot be the only step. BlastWrap® provides a solution that is not dependent on identifying the threat ahead of time, and therefore we believe a significant opportunity is present.

5. Commercial Aviation

Testing in the UK by an agency of the Ministry of Defence under the auspices of the UK Civil Aviation Authority (CAA) proved that our technology performs better than any other system tested in blast effect mitigation. BlastWrap® deals with all of the blast effects - the incident and reflected shocks, the Mach Stem shocks, the blast impulse, the blast flame front and blast after-burn. In spite of the many dollars expended in this area, political, governmental and scientific differences of opinion between UK and US authorities on the best way to address these threats have simply stymied any meaningful solution being implemented for twin-aisle aircraft luggage containers.

BlastWrap® is not armor; however, properly configured, it does prevent fuselage shock holing, the critical factor in an aircraft’s structural survival. In addition, BlastWrap® quenches thermal output very rapidly thereby addressing the other critical aircraft survival factor. Rapid cooling is critical, as any spilled flammable fluids or materials as well as escaping gas will re-ignite if heat is present. Our new container design addresses both of these critical factors. In addition, it is a much lower capital cost than the “hardened containers” on the market. Finally, our design has a very small weight penalty, drastically lower overall weight gain (compared to the “hardened containers”) from standard LD3 containers thereby reducing the fuel and/or cargo penalty. The operating cost impact will be extremely low with our LD3.

There are numerous other applications within the commercial aviation market for our BlastGard® Technology, from lining the interior of an aircraft to providing an on-board ‘detonation center’ (e.g. outfitting a bathroom with BlastWrap® in the event a bomb, such as a shoe bomb, were to make its way onto a plane). While we will continue to pursue these various applications of the technology, we believe the best and most direct approach for sales within this market will be to market our new LD3 cargo containers lined with BlastWrap®.

There are an estimated 600,000 containers in service in the fleet today. There are approximately 40,000 units sold each year and each unit has an average useful life of 5 years. The total number of units in service will likely continue to rise over the next 10 years.

Working with the world’s largest LD3 container manufacturer, Nordisk Aviation Products, Inc. we have developed a low-cost highly effective solution for a new class of ‘semi-hardened’ blast mitigation LD3 containers. Blast mitigating LD3 containers do not yet exist. Over the last 10 years, the FAA, Galaxy and TelAir, have built and tested “hardened LD3 containers” (containers that fully contain the blast inside the container walls). However, these products are simply not commercially viable due to the extremely high capital and operating costs associated with the materials utilized and the significant excess weight.

Our new design differs from the hardened containers in the following ways:

•	Like hardened LD3’s, they prevent shock holing of the aircraft fuselage

•	They quench/kill afterburn and subsequent post-blast fires

•	They are light-weight, weighing ~225 pounds

•	They are affordable, with an expected retail price under $5,000

6. Research Facilities/Laboratories

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

While an interesting and possibly large market, due to the specific requirements and needs of each facility/laboratory, we believe sales opportunities the next two years are limited, as sales personnel and resources must be dedicated to this market space.

7. Automotive & Distributed Power Generation

World manufacturing capacity for cars and trucks is now more than 70 million vehicles per year. All of the major manufacturers are exploring the feasibility of fuel cell powered cars and trucks. It is likely that these initiatives will meet success somewhere in the next 5 to 7 years. It is also likely that BlastWrap® can be a critical OEM component in such systems, but most likely by way of working with the tank contractors/manufacturers who will have the hydrogen storage components of such systems. Our initial efforts with Ford Motor have resulted in this direction.

As to the future, we believe that post-collisions fires will surely increase as alternative fuel vehicles are introduced in greater numbers, particularly the fuel cell vehicles. The fuel cell vehicle is typically powered by liquefied petroleum gas (LPG), liquefied natural gas (LNG), compressed natural gas (CNG), ethanol, methanol, electric battery, or dimethyl ether (DME). Fuel cell engines are compelling and are looked upon positively since they are essentially ‘zero-pollution engines’, and their efficiency is substantially greater (~double) than the other alternative fuel concepts. In 1998, there were approximately 274,000 LPG-using vehicles and nearly 140,000 of the other types (Oil & Gas Journal, July 12, 1999).

Despite their positive factors, the proponents of fuel cell vehicles have so far not seriously comprehended nor provided protection for the increased fire hazard posed by ‘alternative fuels’. Several alternative fuels introduce a new potential hazard, namely explosions. We believe that the automobile industry will soon realize that implementing effective and active blast fire safety measures to limit probable life and financial loss is smart business. Providing higher levels of safety for life and property can only result in greater consumer confidence and higher corporate profits.

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

We believe that BlastWrap® products for fuel tank systems can prevent most major post-crash fires for vehicles. Major explosions are more likely to be infrequent, even for vehicles using hydrogen as a fuel. However, fireballs and explosions involving natural gas (whether compressed or liquefied), propane, hydrogen and fuel cells will increase in number every year, and certainly could easily exceed the annual number of fatal fire incidents that involved Ford Pintos and GM pickup trucks, which were manufactured with vulnerable side tanks.

Whether for a car, fuel tanker-trailer, gas station facility, warship, ocean going tanker, aircraft, commercial building or product in a residential home, BlastWrap® can be employed to protect against fireballs and explosions. These capabilities can be tailored to provide complete tank systems, which serve both in their primary role of storing flammable fluids, and in preventing accidents or hostile action from causing major disasters. The basic BlastWrap® assembly is simply adapted for the distinctly different service requirements. If the fuel ignites, the fireball then gets rapidly quenched, keeping the area cool. If there is a fuel spill outside that ignites (such as from another vehicle), BlastWrap® tanks will insulate and protect the internal fuel from outside fire.

While we believe significant market opportunity exists, we also recognize that significant barriers to entry also exist. Furthermore, we cannot predict with any certainty when fuel cells will be deployed on a large-scale commercial basis. We do however believe this will be an important market to watch over the next five to 7 years. Alignment with one or several strategic partners will be necessary and desirable.

8. Entertainment

We believe that BlastWrap® offers a unique ability to protect actors, stunt people, sets, and valuable equipment against blast effects. One specialty firm that creates explosions and fireballs for movies informed BlastGard® that roughly 1 stunt person is hurt each day in incidents involving explosives and pyrotechnics. The former California State Fire Marshal informed BlastGard® management that studios wished to conduct larger explosions on sound stages near Hollywood to keep production costs down, but are not able to do so because of severe constraints on charge sizes. With competition to create ever-greater blast effects in movie and TV spectaculars, we believe that BlastGard® can capitalize on this opportunity by allowing industry players the ability to safely perform such events on Hollywood back-lots.

BlastGard® Technology can be used to create an assortment of props and structures, either as integral walls or worked into the landscape or sound stage. Most “Hollywood” explosions use black powder and gasoline in various combinations, with some additives or special-purpose materials such as detonating cord. The low explosive power of these materials would make BlastWrap®’s protection role, including protection of cameras, relatively simple.

BlastGard® can also provide blast protection of vehicles. Vehicle flipping or vehicle destruction is fairly commonplace in films, and the charges used in connection with these stunts are comparatively small. BlastWrap® can protect stunt personnel and can be concealed or disguised, thereby enabling dramatic destruction sequences without injuring the performers.

As attractive as this market may be, it is not part of our initial marketing strategy. Total sales, in terms of quantity, are not likely large; however, we will respond to inquiries from the entertainment industry, and are aware of the promotional value for BlastWrap® products that are used in connection with “blockbuster” movies.

9. Mining

Mining is a potentially significant market for our products. In this industry, large quantities of detonators and explosives are used every day. All of these require suitable storage and transport. High explosives are used in some fields, especially in metallurgical ores, which have harder formations.

The greater mining industry opportunity is in the mines themselves, where BlastWrap® can be used as it would be in the oil industry: stopping and suppressing dust and gas explosions before significant injury and damage can develop. For example, methane gas is a very real and challenging hazard in coalmines. The cutting machinery and electrical power components can easily ignite flammable dusts and dust/gas mixtures, leading to disasters.

Mining will not be an initial target market for us. Profit margins are estimated to be low when compared to the potential of numerous other industries.

Military Market

It is understood in the defense industry that keeping up with cutting edge technology is crucial for the protection of military personnel. We are actively seeking the opportunity to showcase BlastWrap® to the military high command.

BlastWrap® does not distinguish between accidents and hostile action; it always functions when there is blast pressure and when a fireball is generated.

We believe that using BlastWrap® in buildings, onboard ships, or in vehicles, barracks, and command posts can efficiently achieve effective blast mitigation at a low cost. In addition, BlastWrap® can be used in a variety of ways within each of these categories. From lining compartments in research and testing facilities to encasing engines to insulating launch installations, we believe that BlastWrap® will provide protection across a variety of platforms.

Other BlastWrap® uses would include munitions manufacturing, handling, (load/assembly/pack facilities) and storage (a very broad range from large depots to small magazines), explosives/munitions transport (again a wide array of small caliber ammunition to large rockets and missiles), military structures (wide range), military vehicles (IED and land mine protection), shields/revetments and broad demilitarization efforts. Although this market is huge, it is difficult to assess since typical military mind-set has been to accept the dangers of Q-D (quantity/distance offsets) in transport and use, and even in storage when in any conflict.

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

2. Defense/Storage of On-Base Munitions

The US Department of Defense (DOD) components are all major prospective markets for BlastWrap®. Additionally, demilitarization (“demil”—the destruction of excess or spent munitions) is a major activity at numerous bases, munitions facilities, and test ranges. Most important to our marketing plan is to take advantage of the numerous, substantial opportunities created by base closures and “dense-packing” of munitions, people, and high-value assets.

Our products make munitions storage a large potential market because munitions stored within BlastWrap®-lined spaces would be shifted from the type 1.1 (mass-detonating) category, which triggers the requirement for maximum separation, to the type 1.2 (non-mass-detonating) or 1.4 (insensitive) categories. The 1.2 and 1.3 categories require much less stringent storage requirements.

3. Military Vehicles

Our products offer a means of protecting vehicles against ground mine blasts, regardless of vehicle type or size, from small mini-pickups to heavy tractor-trailer combinations, both armored and “soft-skinned”.

Since World War 2, the majority of vehicle losses have been due to ground mines. Since the Arab-Israeli War of 1973, more than 90% of vehicles lost have been due to mines, however, in the War on Terror, we have seen in recent years a significant increase in vehicle loss due to IED’s.

The trend in all modern armies is toward smaller and lighter vehicles, with thinner armor or none at all. This trend reflects the worldwide conflict situation, where hostilities involve guerilla or other dismounted forces widely scattered in friendly terrain (the 1990-1 Persian Gulf campaign was the last major clash of heavy armored forces). These smaller vehicles, such as the HMMWV “Humvee”, are almost always destroyed by modern mines. Truck cabs of all sizes are also destroyed by almost every type of anti-vehicle mine, not just damaged. Since these vehicles are predominant in “peace-keeping” forces and rapid deployment groups, the fatality and major injury percentage is very high compared with tanks.

We believe that BlastWrap® in a simple casing offers the capability of mitigating all seven mechanisms for achieving a vehicle “kill”. These mechanisms include total vehicle destruction (major disintegration, internal explosion, fire), incapacitating the crew (“g”-force accelerations that cause serious injury), loss of mobility (destroying wheels, tracks, and/or drive train), loss of vehicle control (steering damage or severe vehicle deformation), and immobilizing through fuel loss (fuel tank or fuel line rupture). There are numerous locations for BlastWrap® products that would provide the necessary protection, including exterior attachments, substitutions for existing vehicle “skins”, and behind-armor BlastWrap® material to mitigate internal blast effect and suppress internal fires. Our efforts with Colt Rapid Mat LLC are specifically focused on this application, especially for the US Marine Corps.

4. Defense/Combat Systems

An additional area of focus for us is in the Defense market is major DOD system developments and upgrades. This includes the Air force’s production of combat aircraft, the Navy’s combat fleet and the Army’s ‘Future Combat Systems’ (FCS) family of C-130 air-transportable vehicles. While the DOD presents a viable market for the use of blast mitigation products that offer substantial system survivability, reduced weight, and other advantages, the organization’s purchase cycles are too uncertain and invariably prolonged, and the cost of participation for a contractor is very high.

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

BlastWrap® in locations distributed around a shipboard or a vehicle engine compartment can suppress fireballs and minimize heating of metal surfaces by a flash fire. Using BlastWrap® can manage fireballs and flash fires created in fuel mists that could rapidly incapacitate personnel in the compartment. If the compartment is open to outside air (through a hull rupture, missile entrance, or to another compartment), any Halon fire systems, if used, will rapidly escape and the compartment fire will rapidly become uncontrollable.

While BlastWrap® can be effectively applied on board and throughout naval ships, this target market will not be pursued during our initial marketing push.

Government/ Municipal Market

We have divided the Government/Municipal Market into the following sectors:

1. Law Enforcement/Security

The most common type of improvised explosive device (IED) encountered by fire/rescue and law enforcement personnel in the US is the pipe bomb. The most common explosive materials used in these devices are black powder or smokeless powder with a det cap.

In 1999, the National Institute of Justice conducted a survey to determine what technologies are needed by State and local law enforcement agencies to combat terrorism. Participants in the interviews and group discussions noted more than 100 unmet technology needs. Of those, the second most common need among all law enforcement agencies was the means to detect, analyze, disarm and disable explosives. The fourteenth most requested technology was a containment vessel and vehicle for explosive devices. It was requested that these devices be capable of containing the fragments of the device for investigative purposes and be affordable. One bomb technician noted that his agency’s containment vessels cost in excess of $100,000 each and as a result, too few were available. The study showed, that technology needs expressed were remarkably similar across the country with minor regional differences and that affordability appeared to be an overriding concern of all law enforcement agencies.

Recognizing an immediate need and the ability to provide a cost effective solution, we have developed the First Responder. The First Responder is a new and effective man-portable ring and blanket system unit that can be used to handle hazardous situations by law enforcement, fire/rescue and bomb squads. The BlastWrap® lined First Responder handles all of the threats of the classic North American IAD, the pipe bomb using lightweight materials. The First responder can be stored easily in the trunk of a law enforcement vehicle or locker compartment on a fire rescue vehicle. The BlastWrap® First Responder has been designed using guidance from the NYPD Bomb Squad and the LA County Sheriff’s Dept. We believe that The First Responder will be an effective means to mitigate blast and fire effects at a fraction of the cost of existing or competing technologies and devices.

2. Government Buildings/Structures (Embassies)

The explosion, that ripped through the Alfred P. Murrah Federal Building in Oklahoma City on April 19, 1995 killed 168 people, injured more than 500 others and damaged more than 300 buildings. While the probability of becoming the victim of a terrorist attack has changed recently, it still remains low, but the cost of such an attack continues to skyrocket. According to The Sentinel (Vol. 1, No. 3, Third Quarter 1993), a publication of the Industrial Risk Insurers, explosion has the highest average dollar loss of all hazardous events. Therefore, another cost factor entering today’s construction and building operation economy is blast mitigation costs. With the recent events of September 11, 2001, insurance costs have risen dramatically as the threat of terrorism becomes a reality. We believe that BlastWrap® may help companies reduce these costs and related liabilities from unexpected explosions.

3. Research Facilities and Laboratories

Research facilities deal with a large amount of explosive and hazardous materials. Both universities and government facilities work with explosive elements on a daily basis, from conducting tests to exploring new materials and compounds. Such installations are in need of mitigation protection in storage and to prevent sympathetic detonation or damage to property or persons. BlastWrap® is ideally suited for these environments. These products can reduce potential damage for personnel and property during the use and storage of the explosive elements.

Marketing Strategy

We believe that we are positioned to fill the expansive needs associated with blast and fire mitigation across numerous industries throughout the world. We have only begun to address the many uses and designs in which BlastWrap® can be effectively applied.

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

The three-pronged approach will maximize market penetration while minimizing cost. Our approach is to:

•	Develop Strategic Partners in existing well-defined markets.

•	Initiate a Direct Sales Approach. We intend to hire four market focused sales representatives to work with the top four markets, which we currently consider to be (1) military, (2) aviation industry, (3) oil and gas industry and (4) homeland defense. In addition, we will retain commercial representatives who will be licensed to sell BlastGard® Technology to specific markets.

•	Inform and Educate. Our marketing team, through the Director of Marketing, will seek to create awareness of BlastGard® Technology in the public, commercial and private sectors.

Competition

The market for blast containment and mitigation is not well defined. Competitors range from niche architectural and engineering firms that provide specialized design and construction techniques for buildings to fire systems manufacturers. We have identified the top nine established companies that offer blast mitigation solutions, each of which may be a potential competitor in one or more of the various markets that we are pursuing. Each of these companies has been in business longer, and has substantially greater resources than BlastGard®:

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

Research and Development

In 2005 and 2004, we spent approximately $234,000 and $148,000, respectively, on research and development related activities. To date our products or prototypes of our products have been provided by us at no charge to potential customers for their own evaluation and testing done at their expense.

Employees

As of the filing date of this Form 10-KSB, we had four full time officers and employees. Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

SEC Reports Available on Website

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and other SEC filings are available on the SEC’s website as well as our company website at www.blastgardintl.com.

RISK FACTORS

An investment in our common stock involves major risks. Before you invest in our common stock, you should be aware that there are various risks, including those described below. You should carefully consider these risk factors together with all of the other information included in this Form 10-KSB before you decide to purchase shares of our common stock.

Purchase of our stock is a highly speculative you could lose your entire investment. We have been operating at a loss since inception, and you cannot assume that our plans will either materialize or prove successful. In the event our plans are unsuccessful, you may lose all or a substantial part of your investment. The purchase of our stock must be considered a highly speculative investment.

We have incurred substantial losses from inception and we have only recently begun to generate revenues; failure to achieve significant revenues and profitability in the future would cause the market price for our common stock to decline significantly. We have generated net losses from inception. We have an accumulated retained deficit of $4,733,889 and a shareholders’ deficit of $407,120 as of December 31, 2005, and we have only recently begun to generate revenues. If we don’t achieve significant revenues and profitability, our ability to continue as a going concern could be jeopardized and the market price for our common stock could decline significantly. In this respect, see “Note 1 – Going Concern” in our Notes to Financial Statements contained under Item 7.

If we do not generate adequate revenues in 2006, we will need to raise capital to continue our operations. We estimate that we will require $1.5 million to carry out our business plan during calendar 2006, and we had $361,225 in cash on hand and $232,440 in other current assets at the beginning of 2006. However, unless we generate adequate revenues from operations during 2006, we will likely require additional financing to continue our operations, and such financing may not be available at that time on terms satisfactory to us, if at all.

If we are unable to compete effectively with our competitors, we will not be successful generating revenues or attaining profits. The blast mitigation industry is highly competitive. Our ability to generate revenues and profitability is directly related to our ability to compete with our competitors. Currently, we believe that we have a competitive advantage because of our unique technology, our product performance, product mix and price. Our beliefs are based only on our research and development testing and we currently have only four completed and finished products. We face competition in our markets from competing technologies and direct competition from additional companies that may enter this market with greater financial resources than we have. If we are unable to compete effectively, we will not be successful in generating revenues or attaining profits.

We have not yet hired sales and marketing personnel, which may hinder our ability to generate revenues. Our primary sales focus is to distribute our products through strategic partners, direct sales and through information and education by our executive officers. Through our executive officers, we have entered into agreements with several strategic partners and our officers have been working with them to attempt to generate significant sales, although we can provide no assurances that these efforts will be successful. In the future, we may develop our own sales and marketing department in the event that management believes that such efforts would be meaningful and within our budget requirements. The failure to form a sales and marketing department and hire qualified sales personnel may adversely affect our sales efforts and could cause us not to meet operating projections.

Loss of key personnel could cause a major disruption in our day-to-day operations and we could lose our relationships with third-parties with whom we do business. Our future success depends in a significant part upon the continued service of our executive officers as key management personnel. Competition for such personnel may be intense, and to be successful we must retain our key managerial personnel. The loss of key personnel or the inability to hire or retain qualified replacement personnel could have cause a major disruption in our day-to-day operations and we could lose our relationships with third-parties with whom we do business, which could adversely affect our financial condition and results of operations.

If future market acceptance of our products is poor, we will not be able to generate adequate sales to achieve profitable operations. Our future is dependent upon the success of the current and future generations of one or more of the products we sell or propose to sell. We have four products available for sale as of March 2006 and four additional products are scheduled for testing during the remainder of the first half of 2006. As of the date of this Form 10-KSB, there have been limited sales of any of our products. If future market acceptance of our products is poor, we will not be able to generate adequate sales to achieve profitable operations.

Dependence on outside manufacturers and suppliers could disrupt our business if they fail to meet our expectations. Currently, we rely on outside manufacturers and suppliers for our finished products and intend to rely on outside supplies for our other intended products. We have entered into preliminary agreements with several outside suppliers and with a contract manufacturer for the manufacture of our products. In the event that any of our suppliers or manufacturers should become too expensive or suffer from quality control problems or financial difficulties, we would have to find alternative sources.

Our products may be subject to technological obsolescence, which would adversely affect our business by increasing our research and development costs and reducing our ability to generate sales. Considerable research is underway into blast mitigation. Discovery of another new technology could replace or result in lower than anticipated demand for our products and could materially adversely effect our operations.

We may not be able to successfully use or defend our intellectual property rights, which would prevent us from developing an advantage over our competitors. We rely on a combination of patent applications, trademarks, copyright and trade secret laws, and confidentiality procedures to protect our intellectual property rights, which we believe will give us a competitive advantage over our competitors. However, we have not been granted any patents and we may never be granted any patents if our applications are denied. Even if a patent is issued, use of our technology may infringe upon patents issued to third-parties, which would subject us to the cost of defending the patent and possibly requiring us to stop using the technology or to license it from a third party. If a third party infringes on a patent issued to us, we will bear the cost of enforcing the patent. If we are not able to successfully use or defend our intellectual property rights, we may not be able to develop an advantage over our competitors.

We do not expect to be able to pay cash dividends in the foreseeable future, so you should not make an investment in our stock if you require dividend income. The payment of cash dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. We have not paid or declared any cash dividends upon our Common Stock since our inception and by reason of our present financial status and our contemplated future financial requirements does not contemplate or anticipate making any cash distributions upon our Common Stock in the foreseeable future.

We have a limited market for our common stock which causes the market price to be volatile and to usually decline when there is more selling than buying on any given day. Our common stock currently trades on the over the counter bulletin board under the symbol “BLGA.” However, at most times in the past, our common stock has been thinly traded and as a result the market price usually declines when there is more selling than buying on any given day. As a result, the market price has been volatile, and the market price may decline immediately if you decide to place an order to sell your shares.

The market price of our common stock is highly volatile and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price. Our common stock has been historically thinly traded and the market price has been highly volatile. For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

•	announcements of new products or sales offered by BlastGard® or its competitors;

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	changes in the market’s perception of us or the nature of our business; and

•	sales of our common stock.

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price. Substantially all of our common stock is either in the public float, subject to a current registration statement declared effective in August 2005 or restricted common stock currently available for sale by management personnel and others under Rule 144 of the Securities Act of 1933, as amended. In general, under Rule 144, a person who has held stock for one year may, under certain circumstances, sell within any three-month period a number of shares which is not greater than one percent of the then outstanding shares of common stock. Under certain circumstances, the sale of shares which have been held for two years by a person who is not affiliated with us is also permitted without limitation under Rule 144(k). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

“Penny Stock” regulations may adversely affect your ability to resell your stock in market transactions. The SEC has adopted penny stock regulations which apply to securities traded over-the-counter. These regulations generally define penny stock to be any equity security that has a market price of less than $5.00 per share or an equity security of an issuer with net tangible assets of less than $5,000,000 as indicated in audited financial statements, if the corporation has been in continuous operations for less than three years. Subject to certain limited exceptions, the rules for any transaction involving a penny stock require the delivery, prior to the transaction, of a risk disclosure document prepared by the SEC that contains certain information describing the nature and level of risk associated with investments in the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly account statements must be sent by the broker-dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000). These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser’s written consent to the transaction.

Our common stock is currently subject to the penny stock regulations. Compliance with the penny stock regulations by broker-dealers will likely result in price fluctuations and the lack of a liquid market for the common stock, and may make it difficult for you to resell your stock in market transactions.

Item 2. Description of Property

We do not own any real estate properties. We are located in a 6,000 square foot facility comprised of approximately 1,260 square feet of air conditioned office space and 4,740 square feet of non air conditioned warehouse space located at 12900 Automobile Blvd., Suites C-D, Clearwater, Florida 33762. We pay a base monthly rent of $2,675, which includes rent, common area maintenance, and real estate taxes. Management believes that these facilities are adequate for our current and anticipated needs. Formerly, we paid rent pursuant to a sublease from Michael J. Gordon, an officer and director, which expired on December 31, 2005. A new lease has been entered into directly between the landlord and us. The term of the new Lease commenced on January 1, 2006 and expires on the 31st day of December 2006. Management believes that the rent rate is at or below market cost for similar space and that the facilities are adequate for our current and anticipated needs.

Item 3. Legal Proceedings

On May 25, 2004, we entered into an agreement with Prisma Capital Markets, LLC, appointing Prisma as an exclusive distributor of our products in Kuwait. Prisma also agreed to arrange for, and pay the costs and expenses related to, the testing and demonstration of our products in Kuwait, in exchange for 300,000 shares of restricted common stock of our company. We also granted Prisma warrants entitling Prisma to purchase up to 4,401,720 shares of Common Stock of our company at an exercise price of $2.062 per share, which would be exercisable only upon Prisma’s meeting various sales goals totaling $30,000,000 in sales. In July 2004, we notified Prisma that the agreement was cancelled due to Prisma’s failure to arrange for the testing of our products in Kuwait, and demanded the return of the certificates representing the common stock and the warrants. In February 2005, we filed a lawsuit against Prisma in the Supreme Court of the State of New York, County of New York, for breach of contract, and demanded the return of the securities issued to Prisma and $100,000 in actual damages. In February 2006, we were granted a motion for summary judgment in our favor and a court order for the cancellation of Prisma’s 300,000 shares on our books and records.

Nevada Litigation

We were served with a lawsuit that was filed on September 12, 2005 in the Second Judicial District Court in Washoe County, Nevada as case number CV-05-02072. The plaintiff in the lawsuit is Verde Partners Family Limited Partnership (“Verde”). The lawsuit makes a variety of claims and contends that the Company and certain officers of the Company misappropriated certain technology, including two patents, and seeks damage “in excess of $10,000”. The action has been removed to federal court in Nevavda. A motion is currently pending to have the case dismissed as to BlastGard International, Inc., and all other defendants, for lack of personal jurisdiction. There is also a motion pending for a more definite statement in that three of the claims by Verde are conclusory, vague and ambiguous.

Because of the lack of any factual specificity in this complaint, it is difficult to determine the basis for Verde’s claim. Accordingly, we are unable to determine whether there is a likelihood of an unfavorable outcome, or any amount of range of potential loss. We deny that defendants misappropriated anything from Verde and we intend to vigorously defend the suit.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5. Market for Common Stock and Related Shareholder Matters

There is a limited public market for our Common Stock. Our Common Stock has been quoted on the OTC Bulletin Board under the symbol “BLGA” since March 29, 2004 (on some internet-based services such as http://finance.yahoo.com, stock quotes can be accessed using the symbol BLGA.OB). Prior to that date, the symbol was “OPUR.” The following table sets forth the range of high and low sales prices for our Common Stock for each quarterly period indicated.

Quarter Ended	High Sales	Low Sales
March 31, 2005	$4.75	$1.12
June 30, 2005	$1.80	$1.05
September 30, 2005	$1.65	$0.66
December 31, 2005	$1.09	$0.45

June 30, 2004	$7.00	$3.05
September 30, 2004	$4.25	$1.30
December 31, 2004	$5.00	$1.61

Appropriate adjustments have been made to the prices in the table to reflect a 1:5 reverse split of the outstanding common stock that occurred on March 31, 2004. Previously, we had a 1:15 reverse split of the outstanding common stock that occurred on September 29, 2003.

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission.

Holders

As of March 20, 2006, there were approximately 227 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on its common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Repurchases of equity securities

We did not repurchase any of our outstanding equity securities during the fourth quarter of the year ended December 31, 2005. In February 2006, we entered into an Option Agreement with eight stockholders of record at an option cost of $.001 per share giving us the right to repurchase their 2,958,850 shares of our Common Stock at $.30 per share through the expiration date of March 31, 2006. As of the filing date of this Form 10-KSB, this option has not been exercised by us and will likely expire unexercised at the close of business on March 31, 2006, unless significant capital is raised by that date or the option holders agree to an extension of said agreement, of which there can be no assurances given.

Sales of Unregistered Securities

Information regarding the issuance and sales of securities of the Company without registration in 2005 has previously been included in Quarterly Reports on Forms 10-QSB and Current Reports on Form 8-K filed on July 6, 2005 and on December 8, 2005, except as described below. In November 2005, we granted five-year Non-Statutory Stock Options to purchase 100,000 shares of the Corporation’s Common Stock at an exercise price of $.98 per share to each of the following persons: James F. Gordon, John L.

Waddell, Jr., Kevin J. Sharpe, Michael J. Gordon, Joel Gold and Howard Safir. Each of the Options granted to our officers and directors contain cashless exercise provisions and shall vest 50% on the date of grant and the remaining 50% shall vest on November 30, 2006, it being understood that the Options that shall vest on November 30, 2006 shall terminate in the event that the holder is no longer serving as an officer, director or employee of our Company at anytime between the date of grant and November 30, 2006, subject to our Board’s right to accelerate the vesting date of the Option. In addition, we granted to members of our securities counsel’s law firm, five year options to purchase an aggregate of 20,000 shares exercisable at $.98 per share.

We believe that the options granted as described above and all transactions referenced in our 2005 Form 10-QSB’s and Form 8-K’s were exempt from registration under Section 4(2) and/or Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D. Each transaction did not involve a public offering and an appropriate restrictive legend was placed on each security. Also, no commissions were paid in connection with the sales of any unregistered securities of our Company issued in 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. Our actual results could differ materially from those discussed here.

Introduction

On January 31, 2004, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”), we acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc. (“BTI”), a Florida corporation, from BTI’s shareholders, in exchange for an aggregate of 18,200,000 (adjusted to reflect subsequent stock split) shares of our common stock. BTI is a development stage company that was created to develop, design, manufacture, and market proprietary blast mitigation materials. BTI’s patent-pending BlastWrap® technology is designed to effectively mitigate blasts and suppress fires resulting from explosions. As a result of the Reorganization Agreement, a change in control and change in management of the Company occurred and BTI became a wholly-owned subsidiary of the Company. The Reorganization Agreement also provided that the Company hold a shareholders meeting to (i) change the name of the corporation to BlastGard® International, Inc., and (ii) approve a reverse split of the outstanding common stock on a 5:1 basis. A Special Shareholder meeting was held on March 12, 2004, and both proposals were approved. The name change and the reverse split of the outstanding common stock became effective on March 31, 2004.

We intend to focus exclusively on the business plan of BTI. BTI was formed on September 26, 2003, and is a development stage company. BTI acquired its only significant asset, a patent application for BlastWrap®, in January 2004, from co-inventors John L. Waddell, Jr., our COO and President, and James F. Gordon, our CEO, who assigned the patent to BTI in consideration of the consummation of the Reorganization Agreement. For accounting purposes, we assigned no monetary value to the patent application that was assigned to BTI. Our current management team, which was the management team of

BTI prior to the reorganization, had operated a corporation called BlastGard, Inc., which was dissolved in 2004. BlastGard, Inc. had a license from a third-party to certain technology which is different from the technology owned by BTI.

Pursuant to the Reorganization Agreement, BTI became a wholly-owned subsidiary of our Company. However, for accounting purposes, the acquisition was treated as a recapitalization of BTI, with our Company the legal surviving entity.

Development Stage

Management changed the manner in which it presents our operating results and cash flows during the year ended December 31, 2005. Management no longer considers us in the development stage as defined by the FASB Statement of Standards No. 7, “Accounting and Reporting by Development State Enterprises.” As a result, cumulative operating results and cash flow information are no longer presented in the accompanying financial statements contained in Item 7. This change does not affect our operating results or financial position.

Results of Operations

In 2005, we emerged from our development stage operations and had sales of $1,129,271, costs of good sold of $831,342 and gross profit of $297,929 from the sale of our BlastGard MTR blast mitigated trash receptacles to five government service advantage (“GSA”) clients located in the United States.

Operating expenses in 2005 were $1,766,636, representing 156% of sales. Operating expenses in 2004 were $2,413,844. Operating expenses in 2005 decreased by $647,208 as compared to 2004. This was due in part to a 2005 decrease in consulting services from $1,199,750 to $163,800 in 2004 and a 2004 loss on settlement of liabilities of $123,965 which had the effect of reducing 2004 operating expenses.

Our net loss for 2005 was $1,771,306 as compared to $2,950,928 for 2004, a decrease of $1,179,622. A decrease in 2005 net loss is directly attributable to the reduction in 2005 operating expenses as described above.

Business Prospects

BlastGard’s products are currently being tested (or have recently been tested) and evaluated by many military and defense contractors and commercial companies in the United States and abroad. Management is confident that the successful completing of field tests and evaluations by these potential customers will result in significant revenues in our upcoming reporting periods. See “Recent Developments” contained in Items 1 and 6 herein. As we experience anticipated growth and expansion of our operations, we may experience an increase in operating expenses and costs of doing business. See “Item 1-Risk Factors.”

Liquidity and Capital Resources.

At December 31, 2005, we had cash of $361,225, a retained deficit of $4,733,889 and a shareholder deficit $407,120. During 2005, net cash was used in operating activities of $1,397,591. This resulted primarily from our net loss of $1,771,306, partially reduced by a stock based compensation non-cash charge of $253,750 and depreciation and amortization of $194,691. During 2005, net cash was used in investing activities of $62,472, primarily to purchase property and equipment of $46,449.

At December 31, 2004, we had cash of $1,821,288. During 2004, net cash was used in operating activities of $1,668,432. This resulted primarily from our net loss of $2,950,928 partially offset by a stock based compensation non-cash charge of $1,216,962. During 2004, net cash was used in investing activities of $ 43,761 to purchase property and equipment. During 2004, net cash was provided by financing activities of $3,532,651. This included proceeds of $2,357,621 from the sale of our Common Stock (less offering costs of $132,600) and proceeds from the issuance of convertible debt (less debt issue costs of $112,370).

To date, we have relied on management’s ability to raise capital through equity private placement financings to fund our operations. While no capital was raised by us in 2005, we raised capital in 2004 through the following private placement transactions:

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

The notes each bear an interest rate of 8% per annum. Aggregate monthly payments of 1.2% of the principal amount are due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount are due commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount are due commencing November 1, 2006 through October 31, 2007. Payments will be applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007.

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of our common stock at as adjusted conversion price of $1.00 per share, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. On March 16, 2006, the exercise price of the notes was reduced by one-third from $1.50 per share to $1.00 per share as we failed to achieve gross revenues of at least $15 million or net profits of at least $1 million for the year ended December 31, 2005.

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

The notes are secured by all of the assets of BlastGard® International, Inc, and its wholly-owed subsidiary, BlastGard Technologies, Inc., until the notes have been fully paid or fully converted into common stock.

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

Andrew Garrett, Inc., acted as placement agent in this transaction. The placement agent was paid a cash fee of $99,400, which represented 7% of the gross proceeds. Andrew Garrett is also entitled to a 5% fee upon exercise of warrants by the investors, if any. We also issued the placement agent a warrant to acquire an aggregate of 82,834 shares of our common stock at an exercise price of $2.09 per share, and a warrant to acquire 4,970 shares of our common stock at an exercise price of $3.00 per share. The placement agent’s warrants are exercisable for a period of five years and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

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

For all of the transactions described above, we agreed to file a registration statement to register all of the shares of common stock issued, and the shares of common stock underlying the convertible notes and the warrants for resale by the holders, which registration statement became effective on August 10, 2005.

Event of Default

The note holders have the right to demand and receive interest at the default rate of 15% per annum upon an event of default. In addition, the note holders may demand payment, as liquidated damages, an amount equal to 2% of the outstanding principal for every 30 days that the notes are in default. The liquidated damages are payable in cash or an amount equal to 200% of such cash liquidated damages if paid in additional registered shares of common stock at the then effective conversion rate in effect at that time.

An event of default occurred on March 20, 2005, because a registered statement for the resale of the shares issuable to the note holders upon conversion of principal and interest was not declared effective by the SEC by that date, as required by the Company’s agreement with the note holders. The SEC declared the Company’s Registration Statement on Form SB-2 effective on August 10, 2005. As a result, the Company’s convertible promissory notes are no longer in default. However, as a result of the default, the Company recorded $38,943 of additional default interest and $11,127 in default penalties.

Modification and Waiver Agreement

Pursuant to a Modification and Waiver Agreement dated as of December 6, 2005, the note holders and the Company agreed that the note holders would waive exercising their remedies and rights available to them for events of default only as they relate to the late filing and effectiveness of the Registration Statement, including the right to receive liquidated damages and the non-payment of principal amounts of the notes and interest due through December 31, 2005, including the right to receive the default interest rate of 15% in lieu of 8% per annum. These waivers by the note holders of their rights and remedies saved the Company approximately $50,069.00 in liquidated damages and default interest. In consideration of these waivers, the Company agreed to issue 314,280 restricted shares of Common Stock in exchange for the conversion of principal amounting to $34,080 and accrued interest totaling $123,064 through December 31, 2005 at a conversion rate of $.50 per share. By virtue of the Modification and Waiver Agreement, the note holders have also agreed that an event of default has not occurred and the effect of this is to reinstate the non-current portion of the notes payable to long-term debt due October 31, 2007. The aforementioned

314,288 shares were granted piggy-back registration rights and are available for sale as restricted securities in accordance with the requirements of Rule 144 of the Securities Act of 1933, as amended. See “Notes to Financial Statements” in Item 7.

Recent Developments

In June 2005, we received an order for 190 BlastGard® MTR blast mitigated trash receptacles from the Washington Metropolitan Area Transit Authority (Metro). The blast mitigated trash receptacles were installed throughout the Washington, D.C., area in MetroRail stations. Metro took delivery and installation of the trash receptacles during the second half of 2005. We recognized approximately $735,000 in gross revenue from this initial order. In addition, we announced other orders of MTRs from the Naval Supply Systems Command, The Department of Homeland Security, the National Railroad Passenger Corporation (“Amtrak”) and the Naval EOD Technology Division. In February, 2006, Amtrak placed a second order for additional MTR’s. We will recognize approximately $828,000 in gross revenue in 2006 from this order.

On August 22, 2005, the Company engaged The Investor Relations Group, Inc. (IRG), based in New York City, to serve as its financial relations and corporate communications company. IRG will strive to increase investor awareness of BlastGard® within the U.S. market by individually and personally introducing BlastGard® and its management to pre-qualified investment professionals. IRG will also focus on increasing public awareness of BlastGard® by providing an extensive array of public relations services, including obtaining media placements in television, radio, magazine, newspapers and trade media outlets.

On September 8, 2005, the Company entered into a Term of Collaboration agreement with Media Metrica Ltd. to develop required blast-mitigated internal systems for the RE:NEW project for Media Metrica Ltd. of London. Media Metrica has created an innovative on-street product that combines recycling, blast mitigation and outdoor advertising. This product will spearhead recycling in urban centers and, simultaneously, act as a premium outdoor advertising platform. With security becoming an ever-growing concern in urban centers across the globe, BlastGard® and Media Metrica are working jointly on these new proprietary modular units that will mitigate the effects of an explosion within the units, and suppress the principal hazards of blast, fragmentation, heat, flash and fireball. In addition to developing and manufacturing the RE:NEW units, BlastGard will be involved with marketing these products in combination with BlastGard’s MTR units in the USA upon completion of all three development phases. Tests on Phase II Module were completed in March 2006. Additional design modifications and the completion of Phase III testing should be completed within 90 days.

On October 24, 2005, the Company entered into a five-year alliance agreement with Nordisk Aviation Products, Inc. (“Nordisk”), headquartered in Cape Canaveral, Florida. Nordisk is a manufacturer, repair and leasing company of Unit Loading Devices (“ULD”) engaged in developing, supplying and supporting ULD equipment for the commercial passenger and air freight/cargo airline industry as well as the military, including its engineering support, and Worldwide Service Network. The purpose of the Alliance is to combine Nordisk Services products with the BlastGard® Technology to offer enhanced blast mitigated products to the ULD marketplace with respect to both existing ULD’s and newly manufactured ULD’s. There are an estimated 600,000 containers in service in the fleet today with approximately 40,000 new units sold each year. Each unit has an average useful life of about 5 years, and we estimate that the total number of units in service will continue to rise over the next 10 years. We are working with the largest ULD container manufacturer in the world to develop a low-cost solution for ‘semi-hardened’ blast mitigation ULD containers that may vastly improve the chances of aircraft survival in the event of a reoccurrence of an airplane explosion in midair as occurred in Lockerbie, Scotland.

In March, 2006, the UK Defence Ordnance Safety Group (DOSG) agreed to proceed with testing of BlastWrap® as the key ingredient in a new class of Insensitive Munitions (IM) packaging solutions. This novel packaging system will be designed to prevent mass detonations in ammunition storage and transport by the elimination of sympathetic detonation, which results when one detonating unit or energetic material initiates the next, and so on, in a chain reaction. It is also anticipated these IM solutions will dramatically improve fast cook off (the initiation of a unit of ammunition or other energetic store in the event of a fuel fire) and slow cook off (the initiation of a unit of ammunition or other energetic material in the event of a slower but more sustained thermal event) performance as well as meet all of the other IM packaging specifications of NATO and the US military. With DOSG funding in place to support the testing and the manufacturing of the boxes, management believes that successful test results in the coming months would be a prestigious achievement for our Company, allowing us to get our technology into the UK military and establish important precedent for other militaries.

Armor Systems International, Inc. (ASI) has developed an armor that is lighter than traditional hardened steel solutions, and, importantly, that uses widely available “COTS” materials. These weight savings quickly translate into higher vehicle performance often without the need to upgrade suspension, drive-train and cooling systems. Their newest high performance armor stops high caliber armor piercing rounds as well as large FSPs (fragment simulating projectiles), a key to stopping fragments from roadside IEDs (improvised explosive devices). In October 2005, the client completed tests on a vehicle mine “skid plate” blast package using BlastWrap® integrated with ASI’s armor and the mitigating capability of BlastWrap® on tests of 4, 8 and 12 pound charges was very significant. Additional work is underway on light weight pipeline protection systems.

We have also been working on further development of a series of products for vehicle protection and for improved blast mitigation protection of barriers, walls, revetments and bunkers (including overhead protection from inbound mortars) for the US military. The two other companies involved with BlastGard are Geocell Systems, Inc. of San Francisco and Colt Rapid Mat LLC of Hartford, CT.

In early 2006, BlastGard submitted proposals to the Nigerian Army, which has requested from BlastGard new IM packaging solutions as well as training support to protect against such future disastrous events in their weapons depots, due to problems they have had with the handling, storage and transport of munitions and ammunition, particularly at Ikeja and Kaduna, In early August last year, BlastGard conducted a series of demonstrations (at a firing range in Nigeria near the Benin border) for the Nigerian Army Ordnance Corps (NAOC). These simple demonstrations proved the basic effectiveness of BlastWrap®, for the reduction of blast pressure and impulse and for the prevention of sympathetic detonation. BlastGard has submitted proposals for BlastWrap®, for IM packaging, for training programs, for rapid deployment wall and bunker systems, for fire resistance products, and we anticipate oil pipeline protection systems quotations soon for initial funding by the Nigerian government by the third quarter of 2006.

In late 2005, to assess the vulnerability of oil and gas pipelines to explosive attack, the Company conducted a series of explosive tests at Bakersfield, CA. The tests graphically illustrate the phenomenon of high explosive breaching of oil pipelines. We tested 24” OD X .375” wall API-5L X42 grade steel line pipe with welded .375” thick end plates (to seal the pipe). The assembly was then filled with water to represent the appropriate hydraulic shock transmission characteristics of a filled oil transmission line. A 2 pound charge of C4 was placed directly on the surface of the pipe and detonated. The charge punched a 6” diameter hole in the side of the pipe and produced a high pressure wave in the fluid in the tube which split the end plate welds and distorted the plates. This is a classic example of “shock holing”. We then placed a 10-1/8” square section of 3” thick BlastWrap® onto an identical section of (filled) line pipe, and placed a second 2 pound charge of C4 directly onto the BlastWrap®, and fired the charge. The pipe was only slightly dented. We are developing this protection system with an impenetrable tough surface material, which will make it very difficult for terrorists to destroy these exposed oil pipelines using current methods. The oil pipe line test shows the remarkable ability of BlastWrap® to prevent shock holing and this capability can be applied to many applications: aircraft fuselages, bridge pillars, suspension cables for bridges, electricity substations and “hardened” buildings.

We are also finalizing the specifications for our new product, the BlastGard PBM™ (Pipe Bomb Mitigator). This already-tested pipe bomb mitigation device is one-man portable, able to fit into the trunk of a police squad car, stops all lethal horizontal fragments from a pipe bomb and reduces blast pressures and fireball from such a threat. We expect to commence marketing this as a new product in the second quarter of 2006. Final tests are scheduled for April 2006.

Going Concern

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements will be cash generated from operations, raising additional capital from the sale of equity and/or debt securities and/or borrowings under debt facilities. We can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. In this respect, see “Note 1 – Going Concern” in Item 7 for additional information as to the possibility that we may not be able to continue as a “going concern.”

Recently Issued Accounting Pronouncements

During the past two years, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, SFAS No. 153, SFAS No. 154 and SFAS No. 123R as described in “Recent Accounting Pronouncements” contained in Note 1 of the Notes to Financial Statements contained in Item 7. Reference is made to these recent accounting pronouncements as if they are set forth herein in their entirety. These pronouncements and any anticipated effect on us are described in Note 1 contained therein.

Item 7. Financial Statements

The information required by Item 7 and an index thereto commences on page 35, which pages follow this page.

BLASTGARD INTERNATIONAL, INC.

To the Board of Directors and Shareholders:

Blastgard International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Blastgard International, Inc. as of December 31, 2005, and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blastgard International, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations beyond June 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP

Englewood, Colorado

March 13, 2006

BLASTGARD INTERNATIONAL, INC.

Balance Sheet

December 31, 2005

Assets
Current assets:
Cash	$361,225
Accounts receivable	205,541
Inventory, at cost	14,499
Prepaid expenses	12,400

Total current assets	593,665

Property and equipment, net (Note 3)	61,015
Other assets:
Debt issue costs (Note 4)	101,250
Deferred costs	20,508
Deposits	15,742

$792,180

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities on convertible notes payable (Note 4)	$494,160
Accounts payable	10,010
Accrued liabilities	12,500

Total current liabilities	516,670

Long-term debt:
Convertible notes payable, less current maturities, net of unamortized discount of $209,130 (Note 4)	682,630

Total liabilities	1,199,300

Commitments and contingencies (Note 8)	—

Shareholders’ deficit (Note 5):
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized, 22,310,913 shares issued and outstanding	22,311
Additional paid-in capital	4,304,458
Retained deficit	(4,733,889)

Total shareholders’ deficit	(407,120)

$792,180

See accompanying notes to financial statements

BLASTGARD INTERNATIONAL, INC.

Statements of Operations

	For The Years Ended December 31,
	2005	2004
Sales	$1,129,271	$595
Cost of goods sold	831,342	—

Gross profit	297,929	595

Operating expenses:
Stock-based compensation (Notes 2 and 5):
Consulting services	163,800	1,199,750
Granted stock options	89,950	17,212
General and administrative	1,244,174	1,150,785
Research and development	233,677	148,426
Contract settlement fee (Note 5)	—	16,000
Depreciation and amortization	25,393	3,802

Total operating expenses	1,756,994	2,535,975

Operating loss	(1,459,065)	(2,535,380)

Non-operating income/(expense):
(Loss)/Gain on settlement of liabilities (Note 4)	(9,642)	123,965
Loss on disposal of assets	—	(1,834)
Interest income	24,119	3,072
Rental income	6,250	—
Interest expense:
Amortized debt issue costs (Note 4)	(55,227)	(4,602)
Amortized debt discount (Note 4)	(114,071)	(9,506)
Beneficial conversion (Note 4)	—	(432,174)
Other (Note 4)	(163,670)	(94,469)

Loss before income taxes	(1,771,306)	(2,950,928)

Income tax provision (Note 6)	—	—

Net loss	$(1,771,306)	$(2,950,928)

Basic and diluted loss per share	$(0.08)	$(0.15)

Basic and diluted weighted average common shares outstanding	21,901,680	20,231,443

See accompanying notes to financial statements

BLASTGARD INTERNATIONAL, INC.

Statement of Changes in Shareholders’ Deficit

	Common Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Par Value
Balance at January 1, 2004	12,376,000	$12,376	$124	$(11,655)	$845

January 2004, sale of common stock (Note 5)	5,824,000	5,824	(5,504)	—	320
January 2004, stock issued in recapitalization with OPUS Resource Group (Note 1)	879,424	879	(607,291)	—	(606,412)

January 31, 2004, following recapitalization	19,079,424	19,079	(612,671)	(11,655)	(605,247)

February 2004, sale of common stock (Note 5)	200,000	200	199,800	—	200,000
February 2004, granted stock options (Note 5)	—	—	9,400	—	9,400
March 2004, stock issued in exchange for consulting services (Note 5)	704,000	704	703,296	—	704,000
March 2004, stock issued as payment for contract settlement fee (Note 5)	16,000	16	15,984	—	16,000
April 2004, granted stock options (Note 5)	—	—	3,446	—	3,446
April through September 2004, sale of common stock (Note 5)	758,201	759	1,136,542	—	1,137,301
May 2004, stock issued in exchange for consulting services (Note 5)	300,000	300	449,700	—	450,000
August 2004, stock issued in exchange for debt extinguishment (Note 4)	119,000	119	178,381	—	178,500
October 2004, granted stock warrants (Note 5)	—	—	45,750	—	45,750
December 2004, sale of common stock, net of offering costs of $132,600 (Note 5)	680,000	680	886,720	—	887,400
December 2004, granted stock warrants (Note 5)	—	—	381,416	—	381,416
December 2004, beneficial conversion on convertible debt (Note 4)	—	—	432,174	—	432,174
Vesting of stock options (Note 5)	—	—	4,366	—	4,366
Net loss, year ended December 31, 2004	—	—	—	(2,950,928)	(2,950,928)

Balance at December 31, 2004	21,856,625	21,857	3,834,304	(2,962,583)	893,578

March 2005, granted stock options (Note 5)	—	—	40,250	—	40,250
June 2005, stock issued in exchange for consulting services (Note 2)	100,000	100	124,900	—	125,000
August 2005, stock issued in exchange for consulting services (Note 5)	40,000	40	38,760	—	38,800
November 2005, granted stock options (Note 5)	—	—	33,638	—	33,638
December 2005, stock issued as payment for debt principal, interest and default interest and penalties (Note 4)	314,288	314	216,543	—	216,857
Vesting of stock options (Note 5)	—	—	16,063	—	16,063
Net loss, year ended December 31, 2005.	—	—	—	(1,771,306)	(1,771,306)

Balance at December 31, 2005	22,310,913	$22,311	$4,304,458	$(4,733,889)	$(407,120)

See accompanying notes to financial statements

BLASTGARD INTERNATIONAL, INC.

Statements of Cash Flows

	For The Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,771,306)	$(2,950,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,691	17,910
Stock-based compensation (Note 5)	253,750	1,216,962
Beneficial conversion on convertible debt (Note 4)	—	432,174
Stock warrants granted for debt issue costs (Note 5)	—	(48,709)
Stock issued to pay interest (Note 5)	173,136	—
Discount on convertible notes payable (Note 4)	—	(332,707)
Loss/(Gain) on settlement of liabilities	9,642	(123,965)
Loss on disposal of assets	—	1,834
Changes in operating assets and liabilities:
Accounts receivable	(205,541)	—
Inventory	(14,499)	—
Other operating assets	(28,142)	—
Accounts payable and accruals	(9,322)	119,467
Indebtedness to related party	—	(470)

Net cash used in operating activities	(1,397,591)	(1,668,432)

Cash flows from investing activities:
Payments for deferred costs	(16,023)	—
Purchases of property and equipment	(46,449)	(43,761)

Net cash used in investing activities	(62,472)	(43,761)

Cash flows from financing activities:
Proceeds from the sale of common stock (Note 5)	—	2,357,621
Proceeds from issuance of convertible debt (Note 4)	—	1,420,000
Stock offering costs	—	(132,600)
Payments for debt issue costs	—	(112,370)

Net cash provided by financing activities	—	3,532,651

Net change in cash	(1,460,063)	1,820,458
Cash, beginning of period	1,821,288	830

Cash, end of period	$361,225	$1,821,288

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$11,072

Income taxes	$—	$—

Noncash investing and financing transactions:
Common stock issued in exchange for debt extinguishment (Note 4)	$34,080	$178,500

See accompanying notes to financial statements

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

(1) Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Blastgard International, Inc. (the “Company”) was incorporated on September 26, 2003 as Blastgard Technologies, Inc. (“BTI”) in the State of Florida, to design and market proprietary blast mitigation materials. The Company creates, designs, develops and markets proprietary blast mitigation materials. The Company’s patent-pending BlastWrap® technology effectively mitigates blast effects and suppresses post-blast fires. The Company sub-contracts the manufacturing of products to licensed and qualified production facilities.

The Company went public through a shell merger on January 31, 2004. On March 31, 2004, the Company changed its name to Blastgard International, Inc.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations beyond June 30, 2006. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to generate the necessary cash flows with increased sales revenue over the next 12 months. However, should the Company’s sales not provide sufficient cash flow, the Company has plans to raise additional working capital through debt and/or equity financings. There are currently no formal committed financing arrangements to support the Company’s projected cash shortfall. There is no assurance the Company will be successful in producing increased sales revenues or obtaining additional funding through debt and equity financings.

Development Stage

Management changed the manner in which it presents the Company’s operating results and cash flows during the year ended December 31, 2005. Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” As a result, cumulative operating results and cash flow information are no longer presented in the accompanying financial statements. This change does not affect our operating results or financial position. Accordingly, no pro forma financial information is necessary.

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

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2005.

Financial Instruments

The carrying amounts of cash, receivables and current liabilities approximate fair value due to the short-term maturity of the instruments. Debt obligations are carried at cost, which approximates fair value due to the prevailing market rate for similar instruments.

Accounts Receivable

Accounts receivable consists of amounts due from customers (mostly government agencies) based in the United States and abroad. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of December 31, 2005, management believes no allowance for uncollectible accounts is necessary.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market is generally considered to be net realizable value. Inventory consists of materials used to manufacture the Company’s BlastWrap® product.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

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

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

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

Revenue Recognition

Sales revenue is recognized upon the shipment of product to customers. Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances are recognized.

Research and Development

Research and development costs are expensed as incurred.

Advertising

Advertising costs are expensed as incurred. Advertising costs of $110,971 and $56,834 were incurred during the years ended December 31, 2005 and 2004, respectively.

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

Stock-based Compensation

The Company accounts for compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option. Compensation expense is recognized on the date of grant or on the straight-line basis over the option-vesting period. The Company accounts for stock issued to nonemployees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method. Pro forma disclosures have been included in Note 5.

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2005, there were 1,940,750 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive. Also excluded from the calculation of net loss per share-diluted were 953,139 outstanding common stock warrants, which would also be antidilutive. In addition, at December 31, 2005 the Company had $1,385,920 outstanding in convertible promissory notes that were convertible into approximately 923,947 shares of the Company’s common stock. Shares issued resulting from the conversion would also be antidilutive.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS 153, “Exchanges of Non-Monetary Assets,” an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The Company does not expect the provisions of SFAS 153 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard will have a significant effect on the Company’s financial statements if management continues to issue equity instruments in exchange for employee services. In addition, the Company will be required to record the fair value of compensation costs for services performed after January 1, 2006 to meet the vesting requirements of equity awards granted prior to the SFAS 123R effective date.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement is effective for fiscal years beginning after June 15, 2005. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

(2) Related Party Transactions

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

The 100,000 common shares were issued effective June 29, 2005. On that date, the traded market value of the common stock was $1.48 per share. The Company’s Board of Directors valued the issuance at $1.25, or $125,000, (a 15.5% discount from the traded market value) due to the restricted nature of the common stock issued in the transaction, among other factors.

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

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

(3) Property and Equipment

Property and equipment consisted of the following at December 31, 2005:

Equipment	$75,363
Furniture	15,057

90,420
Less accumulated depreciation	(29,405)

$61,015

Depreciation expense totaled $25,393 and $3,802, respectively, for the years ended December 31, 2005 and 2004.

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

(4) Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at December 31, 2005:

$1,000,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $147,273	$828,727
$200,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $29,455	165,745
$100,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $14,728	82,872
$100,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $14,728	82,872
$20,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $2,946	16,574

1,176,790

Less: current maturities	(494,160)

$682,630

Maturities of convertible promissory notes are as follows at each December 31:

December 31,
2006	$494,160
2007	682,630

1,176,790

Each note carries a default interest rate of 15% per annum. Aggregate monthly payments of 1.2% of the principal amount are due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount are due commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount are due commencing November 1, 2006 through October 31, 2007. Payments will be applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007. All accrued interest had been paid in full as of December 31, 2005 (see Note 5).

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

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

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

Event of default

The note holders have the right to demand and receive interest at the default rate upon an event of default. As soon as a default is cured, the interest rate reverts to the initial interest rate of 8%.

In addition, the note holders may demand payment, as liquidated damages, an amount equal to 2% of the outstanding principal (currently $27,718) for every 30 days that the notes are in default. The liquidated damages are payable in cash or an amount equal to 200% of such cash liquidated damages if paid in additional registered shares of common stock at the conversion rate in effect at that time (currently $1.50 per share).

An event of default occurred on March 20, 2005, because a registration statement for the resale of the shares issuable to the note holders upon conversion of principal and interest was not declared effective by the SEC by that date, as required by the Company’s agreement with the note holders. The SEC declared the Company’s registration statement on Form SB-2 effective on August 10, 2005. As a result, the Company’s convertible promissory notes are no longer in default. However, as a result of the default, the Company recorded $38,943 of additional default interest and $11,127 in default penalties.

Pursuant to a Modification and Waiver Agreement dated as of December 6, 2005, the note holders and the Company agreed that the note holders would waive exercising their remedies and rights available to them for events of default only as they relate to the late filing and effectiveness of the Registration Statement, including the right to receive liquidated damages and the non-payment of principal amounts of the notes and interest due through December 31, 2005, including the right to receive the default interest rate of 15% in lieu of 8% per annum. In consideration of these waivers, the Company agreed to issue 314,280 restricted shares of Common Stock in exchange for the conversion of principal amounting to $34,080 and accrued interest totaling $123,067 through December 31, 2005 at a conversion rate of $.50 per share. By virtue of the Modification and Waiver Agreement, the note holders have also agreed that an event of default has not occurred and the effect of this is to reinstate the non-current portion of the notes payable to long-term debt due October 31, 2007. The aforementioned 314,288 shares were granted piggy-back registration rights and are available for sale as restricted securities in accordance with the requirements of Rule 144 of the Securities Act of 1933, as amended.

The book value of the principal ($34,080), accrued interest ($123,067), and default penalties and interest ($50,070) paid with the stock issuance totaled $207,217. The fair market value of the common stock was $0.69 per share (traded market value of $0.82, less a 15.5% discount due to the restricted nature of the common stock issued in the transaction, among other factors), for a total fair value of $216,859. Accordingly, the stock issuance resulted in a $9,642 loss on the settlement of the liabilities.

BLASTGARD INTERNATIONAL, INC.

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

The warrants are detachable and are valued separately from the convertible notes payable. Therefore, the fair value of the warrants, $332,707, was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount is amortized over the life of the debt. As the discount is amortized, the outstanding principal balance of the notes will approach their face value of $1,420,000. Amortization on the debt discount totaled $114,071 and $9,506 for the years ended December 31, 2005 and 2004, respectively.

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

The weighted average exercise price and weighted average fair value of these warrants were $2.14 and $.60, respectively. The fair value of the 87,804 warrants granted to the debt placement agent totaled $48,709, which, when added to the $112,370 paid to the placement agent and attorney, resulted in total debt issue costs of $161,079. Amortization resulting from the debt issue costs is charged to interest expense. Amortization on the debt issue costs totaled $55,227 and $4,602 for the years ended December 31, 2005 and 2004, respectively.

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

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

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

Common stock issuances

On August 22, 2005, the Company issued 40,000 shares of its common stock in exchange for investor relations services. On that date, the traded market value of the common stock was $1.15 per share. The Company’s Board of Directors valued the issuance at $0.97 (a 15.5% discount from the traded market value) due to the restricted nature of the common stock issued in the transaction, among other factors. Stock-based compensation expense of $38,800 was recognized in the accompanying financial statements for the year ended December 31, 2005.

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

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

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

Options granted to non-employees, accounted for under the fair value method

On November 30, 2005, the Company granted its attorneys options to purchase an aggregate of 20,000 shares of the Company’s common stock at an exercise price of $0.98 per share. Half of the options vested on the date of grant and the other half vest on November 30, 2006. The options expire on November 30, 2010. The quoted market price of the stock was $1.06 per share on the grant date. The Company valued the options at $.705 per share, or $14,100, of which $7,638 was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2005.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.42%
Dividend yield	0.00%
Volatility factor	76.71%
Weighted average expected life	5 years

On March 22, 2005, the Company granted consultants options to purchase an aggregate of 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share. All of the options vested on the date of grant. The options expire on March 31, 2009. The quoted market price of the stock was $1.53 per share on the grant date. The Company valued the options at $.322 per share, or $40,250, which is recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2005.

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

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

During April and May 2004, the Company granted three consultants options to purchase an aggregate of 27,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The Company subsequently terminated one consultant’s agreement and cancelled 11,250 options. The remaining options vested at a rate of 875 per month over a period of 18 months. The options expire on December 31, 2008. The quoted market price of the stock was $1.50 per share on the date of grant. The Company valued the options at $.92 per share, or $14,474, in accordance with SFAS 123. Stock-based compensation of $6,662 and $7,812 was recorded in the accompanying financial statements for the vested options for the years ended December 31, 2005 and 2004, respectively.

On February 17, 2004, the Company granted a consultant options to purchase an aggregate of 40,000 shares of the Company’s common stock at an exercise price of $2.00 per share. Half of the options vested on the date of grant and the remaining 20,000 options vest on January 1, 2005. The options expire on December 31, 2007. On February 17, 2004 the quoted market price of the stock was $.75 per share. The Company valued the options at $.47 per share, or $18,800, in accordance with SFAS 123. All $18,800 was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2004.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.00%
Dividend yield	0.00%
Volatility factor	56.63%
Weighted average expected life	3 years

Options granted to employees, accounted for under the intrinsic value method

On November 30, 2005, the Company granted its officers and directors options to purchase an aggregate of 600,000 shares of the Company’s common stock at an exercise price of $0.98 per share. Half of the options vested on the date of grant and the other half vest on November 30, 2006. The options expire on November 30, 2010. The quoted market price of the stock was $1.06 per share on the grant date. Stock-based compensation was recorded on the options based on the intrinsic value method at $0.08 per share, or $48,000, of which $26,000 was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2005.

The fair value of the options was calculated at $.705 per share, or $423,000, of which $229,125 is included in the pro forma schedule presented below.

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

On January 31, 2004 and February 23, 2004, the Company granted its officers options to purchase an aggregate of 1,860,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The options vested as follows:

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

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	For The Years Ended December 31,
	2005	2004
Net loss, as reported	$(1,771,306)	$(2,950,928)
Decrease due to:
Employee stock options	(808,815)	(894,020)

Pro forma net loss	$(2,580,121)	$(3,844,948)

As reported:
Net loss per share - basic and diluted	$(0.08)	$(0.15)

Pro Forma:
Net loss per share - basic and diluted	$(0.12)	$(0.19)

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

The following schedule reflects the calculation of the pro forma compensation expense on employee stock options:

Date of Grant	Number of Options Granted	Total Fair Value	Options Vested Through December 31, 2005	Fair Value Incurred Through December 31, 2005
11/30/2005	600,000	$423,000	325,000	$229,125
2/23/2004	100,000	32,600	100,000	32,600
1/31/2004	300,000	217,800	300,000	217,800
1/31/2004	525,000	381,150	525,000	381,150
1/31/2004	580,000	421,080	580,000	421,080
1/31/2004	580,000	421,080	580,000	421,080

	2,685,000	$1,896,710	2,410,000	$1,702,835

$894,020 of the stock options’ total fair value incurred through December 31, 2005 ($1,702,835) was recognized during the year ended December 31, 2004.

Following is a schedule of changes in common stock options and warrants for the nine months ended September 30, 2005:

	Awards Outstanding		Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
	Total	Exercisable
Outstanding at January 1, 2004	98,175	98,175	$2.50 - $150.00	$40.33	1.25 years
Granted	3,105,139	1,695,514	$2.00 - $5.00	$2.24	3.43 years
Exercised	—	—	—	$—	N/A
Cancelled/Expired	(11,250)	—	—	$—	N/A

Outstanding at December 31, 2004	3,192,064	1,793,689	$2.00 - $150.00	$2.23	3.35 years

Granted	745,000	435,000	$0.98 - $2.00	$1.15	4.64 years
Vested	—	763,375	$0.98 - $2.00	$1.97	2.11 years
Exercised	—	—	—	$—	N/A
Cancelled/Expired	(98,175)	(98,175)	$2.50 - $150.00	$25.89	N/A

Outstanding at December 31, 2005	3,838,889	2,893,889	$0.98 - $5.00	$2.03	2.86 years

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

Common stock awards consisted of the following options and warrants for the two year period from January 1, 2004 through December 31, 2005:

Description	Options	Warrants	Total Awards
Outstanding at January 1, 2004	28,175	70,000	98,175
Granted	2,152,000	953,139	3,105,139
Exercised	—	—	—
Cancelled/Expired	(11,250)	—	(11,250)

Outstanding at December 31, 2004	2,168,925	1,023,139	3,192,064

Granted	745,000	—	745,000
Exercised	—	—	—
Cancelled/Expired	(28,175)	(70,000)	(98,175)

Outstanding at December 31, 2005	2,885,750	953,139	3,838,889

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

(6) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For the Years Ended December 31,
	2005	2004
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of federal	3.63%	3.63%
Permanent book-to-tax differences	-0.13%	-0.10%
Net operating loss (NOL) for which no tax benefit is currently available	-37.50%	-37.53%

	0.00%	0.00%

At December 31, 2004, deferred tax assets consisted of a net tax asset of $1,774,366, due to operating loss carryforwards of $4,720,859, which was fully allowed for, in the valuation allowance of $1,774,366. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the years ended December 31, 2005 and 2004 totaled $664,258 and $1,107,815, respectively. The current tax benefit also totaled $664,258 and $1,107,815 for the years ended December 31, 2005 and 2004, respectively. The net operating loss carryforward expires through the year 2025.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

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

(7) Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). The loss that would have resulted from that risk totaled $340,889 at December 31, 2005, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(8) Commitments and Contingencies

Office Lease

The Company entered into a noncancellable office lease agreement on January 10, 2006. The lease runs from January 1, 2006 through December 31, 2006. Rental payments under the lease are $2,500 per month.

Litigation

The Company was served with a lawsuit that was filed on September 12, 2005 in the Second Judicial District Court in Washoe County, Nevada as case number CV-05-02072. The plaintiff in the lawsuit is Verde Partners Family Limited Partnership (“Verde”). The lawsuit makes a variety of claims and contends that the Company and certain officers of the Company misappropriated certain technology, including two patents, and seeks damages “in excess of $10,000”. The action has been removed to federal court in Nevada. A motion is currently pending to have the case dismissed as to Blastgard International, Inc., and all other defendants, for lack of personal jurisdiction. There is also a motion pending for a more definite statement in that three of the claims by Verde are conclusory, vague and ambiguous.

Because of the lack of any factual specificity in the complaint, it is difficult to determine the basis for Verde’s claim. Accordingly, the Company is unable to determine whether there is a likelihood of an unfavorable outcome, or any amount of range of potential loss. The Company intends to vigorously defend the suit.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal year ended December 31, 2005. There have been no changes in the Company’s disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended.

Item 8.B. Other Information.

Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Company has a Board of Directors which is currently comprised of five members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of our Board of Directors and our executive officers and their respective age and position are as follows:

Name	Age	Position with Registrant	Director of Registrant Since
James F. Gordon	62	CEO, Chairman & Director	January 2004

John L. Waddell, Jr.	63	President, Chief Operating Officer and Director	January 2004

Michael J. Gordon	47	CFO, VP – Corporate Administration and Director	January 2004

Kevin J. Sharpe	45	VP – Engineering & Product Development	N/A

Howard Safir	64	Director	June 2005

Joel Gold	64	Director	November 2005

James F. Gordon – Chairman, CEO and Board member since January 2004. As co-inventor of BlastWrap®, Mr. Gordon is responsible for the overall policies, management development and the Company’s future expansion and promotion of BlastWrap® products. Mr. Gordon has 25 years of sales and marketing experience as a licensed real estate broker and appraiser. He co-founded and was Vice President of Sea Gull Ltd. Builders, a successful land development and construction company. For sixteen years, Mr. Gordon designed and constructed executive single-family homes. He later focused on the design, construction and sale of Medical Condo office buildings, and is considered by the New Jersey Courts as an expert in zoning and land development issues. From December 2000 to January 2004, Mr. Gordon was CEO of BlastGard, Inc. (an entity not related to our company, that had a license to a different blast mitigation technology that was different that the technology owned by our company). From 1995 to 2003, he was the President of Purple’s Inc. an award winning, 275 seat 1920’s Art Deco restaurant that he and his wife Bonnie, designed and built in 1995. Mr. Gordon received his Bachelor of Science Degree from Monmouth University, West Long Branch, New Jersey. Mr. Gordon is also a U.S. Army veteran.

John L. Waddell, Jr. – President, COO and Board member since January 2004. As co-inventor of BlastWrap®, Mr. Waddell has over 35 years experience as a corporate executive in various domestic and international management positions including two large multi-national corporations, United States Steel Corporation and Mannesmann AG of Germany. From March 2002 to January 2004, Mr. Waddell was President, COO and Board member of BlastGard, Inc. (an entity not related to our company, that had a license to a different blast mitigation technology that was different that the technology owned by our company). From December 2001 to March 2002, Mr. Waddell was Vice President – Operations of MegaWorld, Incorporated, a telecommunications service provider. From February 2000 to December 2001, Mr. Waddell was Vice President- Operations for JoyVer, Inc., based in Houston, TX, pursuing funding for development of blast effect mitigation business. From 1983 to 1998, as the President & CEO of Mannesmann Oilfield Tubulars Corporation and subsequently as one of the founders, President & CEO of Peregrine Energy, Inc., Mr. Waddell hired personnel, set policies and procedures, directed sales and orchestrated the design and installation of efficient data management systems. Mr. Waddell brings skills in manufacturing, planning and operational and executive management to BlastGard® International, Inc. Mr. Waddell has a Bachelor of Arts in Economics from Duke University, Durham, North Carolina.

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

Howard Safir – Board member since June 2005. Since December 2001 Mr. Safir has been Chairman and Chief Executive Officer of SafirRosetti, an investigative and security firm owned by Omnicom Group, Inc. Since May 2003, Mr. Safir has been Chief Executive Officer and a director of The November Group, Ltd., a company that was retained by us on June 29, 2005 to render strategic and consulting services to us, primarily in connection with the commercialization of our proprietary BlastGard® technology. Prior to December 2001, Mr. Safir was Vice Chairman of IPSA International, a provider of investigative and security consulting services. From 1996 to 2000, Mr. Safir served as the 39th Police Commissioner of New York City. Mr. Safir began his law enforcement career in 1965 as a special agent assigned to the New York office of the Federal Bureau of Narcotics, a forerunner of the Drug Enforcement Administration (DEA). From 1977 to 1978, Mr. Safir served as Assistant Director of the DEA. In 1994, Mr. Safir became New York City’s 29th Fire Commissioner. Mr. Safir received his B.A. in History and Political Science from Hofstra University in 1963.Mr. Safir is currently a director of two other publicly held reporting companies: GVI Security Solutions, Inc. (director and chairman of the board of directors since February 2004) and Verint Systems, Inc. (director since May 2002).

Joel Gold – Board member since November 2005. Joel L. Gold is Director of Investment Banking of Andrew Garrett, Inc., an investment-banking firm located in New York City. From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment-banking firm also located in New York City. From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm also located in New York City. From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc. Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995. From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. (“Bear Stearns”). For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc. Joel has a B.S. in accounting from Brooklyn College, an M.B.A from Columbia Graduate School of Business, and a Juris Doctorate from NYU Law School. Joel is the President and Founder of Just One Life, a charitable organization that assists women with difficult childbirth conditions. Mr. Gold is currently a director of three other companies, serving on the Audit and Compensation Committees of Geneva Financial Corp., a specialty consumer finance company; Emerging Vision, a retail eye care company; and Food Innovations, a specialty food company.

Family Relationships

James F. Gordon and Michael J. Gordon are brothers.

Code of Ethics

On August 4, 2004, the Board of Directors established a written code of ethics that applies to our senior executive and financial officers. A copy of the code of ethics is posted on our website at www.blastgardintl.com and or may be obtained by any person, without charge, who sends a written request to BlastGard® International. Inc., c/o Investor Relations, 12900 Automobile Blvd., Suite D, Clearwater, Florida 33762.

COMMITTEES

We have no standing or nominating committees of the Board of Directors or committees performing similar functions. In February 2006, we established a Compensation Committee and Audit Committee.

Compensation Committee

Our Compensation Committee consists of Howard Safir as its Chairman and James F. Gordon and Joel Gold as its other members. Our Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from time to time; however, such functions shall, at a minimum, include the following:

•	to review and approve corporate goals and objectives relevant to senior executive compensation, evaluate senior executive performance in light of those goals and objectives, and to set the senior executive compensation levels based on this evaluation;

•	to approve employment contracts of its officers and employees and consulting contracts of other persons;

•	to make recommendations to the Board with respect to incentive compensation plans and equity-based plans, including, without limitation, the Company’s stock options plans; and

•	to administer the Company’s stock option plans and grant stock options or other awards pursuant to such plans.

Audit Committee

The sole member of the Company’s audit committee consists of Joel Gold. Management believes that Mr. Gold is an independent director and he may be deemed to be a “Financial Expert” within the meaning of Sarbanes Oxley Act of 2002, as amended. The definition of “independent director” is defined in Rule 4200(a)(14) of the NASD’s Listing Standards. The NASD’s listing standards define an “independent director” generally as a person, other than an officer of the Company, who does not have a relationship with the Company that would interfere with the director’s exercise of independent judgment. The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principals and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Effective February 16, 2006, the Board adopted a written charter for its Audit Committee. The charter includes, among other things:

•	annually reviewing and reassessing the adequacy of the committee’s formal charter;

•	reviewing the annual audited financial statements with the Company’s management and its independent auditors and the adequacy of its internal accounting controls;

•	reviewing analyses prepared by the Company’s management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;

•	being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

•	reviewing the independence of the independent auditors;

•	reviewing the Company’s auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;

•	reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

•	all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002 (which was signed into law by President George W. Bush on July 30, 2002) and all amendments thereto.

Compliance with Section 16(a) of the Exchange Act

We are a reporting company under Section 15D of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not currently subject to the requirements of Section 16(a) of the Exchange Act, which requires officers and directors, and persons who own more than ten percent of a registered class of equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).

Item 10. Compensation of Directors and Executive Officers.

The following table provides a summary compensation table with respect to the Company’s four executive officers. During the past three fiscal years, the Company has not granted stock appreciation rights to its executive officers. In addition, the Company does not have a defined benefit or actuarial plan other than a 401(k) plan.

SUMMARY COMPENSATION TABLE

	Year					Long Term Compensation			All Other Compensation ($)
		Annual Compensation				Awards		Pay-Outs
Name and Principal Position		Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)(1)	Number of Options (2)	LTIP Pay-out ($)
James F. Gordon, Chief Executive Officer	2005 2004 2003	$ $ $	175,000 175,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	100,000 580,000 -0-	-0- -0- -0-	-0- -0- -0-
John L. Waddell, Jr., President, Chief Operating Officer	2005 2004 2003	$ $ $	150,000 150,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	100,000 580,000 -0-	-0- -0- -0-	-0- -0- -0-
Kevin J. Sharpe, Vice President	2005 2004 2003	$ $ $	125,000 125,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	100,000 525.000 -0-	-0- -0- -0-	-0- -0- -0-
Michael J. Gordon Chief Financial Officer, Vice President	2005 2004 2003	$ $ $	125,000 125,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	100,000 300,000 -0-	-0- -0- -0-	-0- -0- -0-

(1)	Does not include shares issued to the executive officers named in the table above pursuant to our reverse merger with BlastGard Technologies, Inc. (“BTI”) as described under Item 12.
(2)	Options granted in 2005 were granted pursuant to our 2005 Employee Benefit and Consulting Compensation Plan established on November 30, 2005 and are exercisable at $.98 per share with one-half vested on November 30, 2005 and the balance on November 30, 2006. Options granted in 2004 were granted outside of any stock option plan and are exercisable at $2.00 per share.

OPTION GRANTS TABLE

The information provided in the table below provides information with respect to individual grants of stock options during 2005 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 2005.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Options Granted (#)	(c)% of Total Options/Granted to Employees in Fiscal Year (1)	Exercise Price ($/Sh)	Expiration Date	5% ($)	10% ($)
James F. Gordon	100,000	25%	.98	11/30/10	27,000	60,000
John L. Waddell, Jr.	100,000	25%	.98	11/30/10	27,000	60,000
Kevin J. Sharpe	100,000	25%	.98	11/30/10	27,000	60,000
Michael J. Gordon	100,000	25%	.98	11/30/10	27,000	60,000

(1)	The percentage of total options granted to employees in the fiscal year is based upon options granted to officers, directors and employees.
(2)	The potential realizable value of each grant of options assumes that the market price of the Company’s Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and after subtracting the exercise price from the potential realizable value.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The information provided in the table below provides information with respect to each exercise of stock option during 2005 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

(a) Name	(b) Shares Acquired on Exercise ( # )	(c) Value Realized ($)(1)	(d) Number of Unexercised Options at FY-End (#) Exercisable/ Unexercisable	(e) Value of Unexercised In-the-Money Options at FY-End($) Exercisable/ Unexercisable(1)
James F. Gordon	-0-	-0-	630,000 / 50,000	0 / 0
John L. Waddell, Jr.	-0-	-0-	630,000 / 50,000	0 / 0
Kevin J. Sharpe	-0-	-0-	575,000 / 50,000	0 / 0
Michael J. Gordon	-0-	-0-	350,000 / 50,000	0 / 0

(1)	The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. The closing sale of the Company’s Common Stock on the last day its Common Stock traded before its year ended on December 31, 2005 was $.62 on December 30, 2005.

2005 Employee and Consulting Compensation Plan

On November 30, 2005, we established an Employee Benefit and Consulting Compensation Plan (the “2005 Plan”) covering 5,000,000 shares. In the event that stockholder approval of the 2005 Plan is not obtained by November 30, 2006, then all outstanding Incentive Stock Options, if any, granted under the 2005 Plan would become Non-Statutory Stock Options and no Incentive Stock Options could be thereafter granted under the 2005 Plan. As of March 15, 2006, there were 620,000 non-statutory stock options outstanding under the 2005 Plan. Stockholders are expected to be asked to ratify the 2005 Plan at our next stockholder meeting expected to take place in 2006.

Administration

Our Board of Directors, Compensation Committee or both, in the sole discretion of our Board, administer the 2005 Plan. The Board, subject to the provisions of the 2005 Plan, has the authority to determine and designate officers, employees, directors and consultants to whom awards shall be made and the terms, conditions and restrictions applicable to each award (including, but not limited to, the option price, any restriction or limitation, any vesting schedule or acceleration thereof, and any forfeiture restrictions). The Board may, in its sole discretion, accelerate the vesting of awards. The Board of Directors must approve all grants of Options and Stock Awards issued to our officers or directors.

Types of Awards

The 2005 Plan is designed to enable us to offer certain officers, employees, directors and consultants of us and our subsidiaries equity interests in us and other incentive awards in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders. In furtherance of this purpose, the 2005 Plan contains provisions for granting non-statutory stock options (and originally incentive stock options which have now become non-statutory stock options) and Common Stock Awards.

Stock Options. A “stock option” is a contractual right to purchase a number of shares of Common Stock at a price determined on the date the option is granted. The option price per share of Common Stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable shall be determined by the Board at the time of grant. Such option price shall not be less than 100% of the fair market value of the Common Stock on the date of grant. The option price must be paid in cash, money order, check or Common Stock of the Company. The Options may also contain at the time of grant, at the discretion of the Board, certain other cashless exercise provisions.

Options shall be exercisable at the times and subject to the conditions determined by the Board at the date of grant, but no option may be exercisable more than ten years after the date it is granted. If the Optionee ceases to be an employee of our company for any reason other than death, any option granted as an incentive stock option exercisable on the date of the termination of employment may be exercised for a period of thirty days or until the expiration of the stated term of the option, whichever period is shorter. In the event of the Optionee’s death, any option originally granted as an incentive stock option exercisable at the date of death may be exercised by the legal heirs of the Optionee from the date of death until the expiration of the stated term of the option or six months from the date of death, whichever event first occurs. In the event of disability of the Optionee, any Options granted as an incentive stock option shall expire on the stated date that the Option would otherwise have expired or 12 months from the date of disability, whichever event first occurs. The termination and other provisions of a non-statutory stock option shall be fixed by the Board of Directors at the date of grant of each respective option.

Common Stock Award. “Common Stock Award” are shares of Common Stock that will be issued to a recipient at the end of a restriction period, if any, specified by the Board if he or she continues to be an employee, director or consultant of us. If the recipient remains an employee, director or consultant at the end of the restriction period, the applicable restrictions will lapse and we will issue a stock certificate representing such shares of Common Stock to the participant. If the recipient ceases to be an employee, director or consultant of us for any reason (including death, disability or retirement) before the end of the restriction period unless otherwise determined by the Board, the restricted stock award will be terminated.

Eligibility

Our officers, employees, directors and consultants of BlastGard® International and our subsidiaries are eligible to be granted stock options, and Common Stock Awards. Eligibility shall be determined by the Board; however, all Options and Stock Awards granted to officers and directors must be approved by the Board.

Termination or Amendment of the 2005 Plan

The Board may at any time amend, discontinue, or terminate all or any part of the 2005 Plan, provided, however, that unless otherwise required by law, the rights of a participant may not be impaired without his or her consent, and provided that we will seek the approval of our stockholders for any amendment if such approval is necessary to comply with any applicable federal or state securities laws or rules or regulations.

Awards

During 2005, we granted options to purchase 620,000 shares of our Common Stock under the 2005 Plan. The options are exercisable at $.98 per share, none of which have been terminated as a result of employees terminating their employment with the Company. To date, no options to purchase common shares have been exercised under the 2005 Plan. Unless sooner terminated, the 2005 Plan will expire on November 30, 2015 and no awards may be granted after that date.

It is not possible to predict the individuals who will receive future awards under the 2005 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2005 on the known benefits provided to certain persons and group of persons under the 2005 Plan.

	Number of Shares subject to Options	Range of exercise price ($) per Share	Value of unexercised options at Dec. 31 2005 (1)
James F. Gordon, Chief Executive Officer	100,000.98		-0-
John L. Waddell, Jr., Chief Operating Officer	100,000.98		-0-
Kevin J. Sharpe, Vice President	100,000.98		-0-
Michael J. Gordon, Chief Financial Officer, Vice President	100,000.98		-0-
Four Executive Officers as a group	400,000.98		-0-
Two non-employee Directors	200,000.98		-0-
Non-Executive Officer Employees and Consultants	20,000.98		-0-

(1)	Value is calculated by multiplying (a) the difference between the market value per share at December 31, 2005 and the option exercise price by (b) the number of shares of Common Stock underlying the option. The closing sale of the Company’s Common Stock on the last day its Common Stock traded before its year ended on December 31, 2005 was $.62 on December 30, 2005.

COMPENSATION OF DIRECTORS

No cash compensation was paid to our Directors for any service provided as a Director during the year ended December 31, 2005. However, each director received the grant of five-year options to purchase 100,000 shares at an exercise price of $.98 per share on November 30, 2005 with one-half vested on that date and the balance vesting on November 30, 2006, subject to forfeiture provision if the option holder is no longer serving as an officer/director or employee at the time of vesting. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting our business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

All four executive officers have written employment agreements.

The agreement with James F. Gordon provides for a term that commenced January 31, 2004 and ends December 31, 2007, an annual salary of $175,000 per year, and options to purchase 580,000 shares of common stock at $2.00 per share that expire December 31, 2007 and vest as follows: 200,000 on June 30, 2004, 200,000 on January 1, 2005 and 180,000 on January 1, 2006. James Gordon is also entitled to a two percent (2%) net profit bonus each year based on BlastGard®’s fiscal year December 31 financials.

The agreement with John L. Waddell, Jr. provides for a term that commenced January 31, 2004 and ends December 31, 2007, an annual salary of $150,000 per year, and options to purchase 580,000 shares of common stock at $2.00 per share that expire December 31, 2007 and vest as follows: 200,000 on June 30, 2004, 200,000 on January 1, 2005 and 180,000 on January 1, 2006. Mr. Waddell is also entitled to a two percent (2%) net profit bonus each year based on BlastGard®’s fiscal year December 31 financials.

The agreement with Michael J. Gordon provides for a term that commenced January 31, 2004 and ends December 31, 2007, an annual salary of $125,000 per year, and options to purchase 300,000 shares of common stock at $2.00 per share that expire December 31, 2007 and vest as follows: 100,000 on June 30, 2004, 100,000 on January 1, 2005 and 100,000 on January 1, 2006. Michael Gordon is also entitled to a one percent (1%) net profit bonus each year based on BlastGard®’s fiscal year December 31 financials.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 20, 2006 by all persons known by us to be beneficial owners of more than 5% of its common stock and all of our officers and directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage Outstanding (2)
James F. Gordon (3)	5,253,400	22.9
John L. Waddell, Jr. (4)	5,580,400	24.3
Michael J. Gordon (5)	2,561,700	11.3
Kevin J. Sharpe (6)	575,000	2.5
Joel Gold (7)	216,675	1.0
Howard Safir (8)	150,000.6
Includes all of our officers and Directors as a group (6 persons) (9)	14,337,175	58.3

(1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BlastGard® International, Inc. at 12900 Automobile Blvd., Suite D, Clearwater, FL 33762.
(2)	Based upon 22,310,913 shares of Common Stock outstanding as of December 31, 2005, plus the amount of shares each person or group has the right to acquire within 60 days under options, warrants, rights, conversion privileges, or similar obligations.
(3)	James F. Gordon is an officer and director of our Company. Includes options to purchase 630,000 shares of our common stock and excludes options to purchase 50,000 shares.
(4)	John L. Waddell, Jr. is an officer and director of our Company. Includes options to purchase 630,000 shares of our common stock and excludes options to purchase 50,000 shares.
(5)	Michael J. Gordon is an officer and director of our Company. Includes options to purchase 350,000 shares of our common stock and excludes options to purchase 50,000 shares.
(6)	Kevin J. Sharpe is an officer of our Company. Includes options to purchase 575,000 shares of our common stock and excludes options to purchase 50,000 shares.
(7)	Joel Gold is a director of our Company and he has a dependent son Stephen Gold, who invested $100,000 in our Company in December 2004 (see Item 12). Mr. Gold’s 216,675 shares includes his options to purchase 50,000 shares and warrants to purchase 26,341 shares which are currently exercisable. It also includes warrants to purchase 43,334 shares and approximately 97,000 shares issuable upon conversion of Notes, which securities are owned by his son.
(8)	Howard Safir is a director of our Company. Includes options to purchase 50,000 shares and 100,000 shares issued to The November Group, which he controls.
(9)	Includes options to purchase 2,285,000 shares of our common stock.

The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

Equity Compensation Plan Information

Prior to November 30, 2005, we did not have a formal Employee Benefit and Consulting Services Compensation Plan in effect. During the fiscal year ended December 31, 2004 and the period January 1, 2005 through November 29, 2005, we granted options to acquire shares of restricted common stock that were not pursuant to a formal equity compensation plan (and not approved by shareholders): we granted an aggregate of 1,985,000 options to four officers and an aggregate of 280,750 options to 13 consultants and/or employees; the exercise price of all options granted was $2.00 per share.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of March 20, 2006 and relates to our 2005 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

Plan category	(a) Number of shares of common stock to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation Plans	620,000	$0.98	4,380,000

(1)	Based upon 620,000 options exercisable at $.98 per share.

Item 12. Certain Relationships and Related Transactions

Some of the paragraphs to follow describe transactions between BlastGard® International, Inc. and its officers, directors and affiliated persons. Those transactions that occurred prior to January 31, 2004, which resulted in the issuance of shares in BlastGard Technologies, Inc.’s common stock, were later exchanged into shares of BlastGard® International, Inc.’s common stock. The numbers of shares and the prices per share listed for the transactions described below have been adjusted to reflect a 1:5 reverse split of the outstanding common stock that occurred on March 31, 2004 and a 1:15 reverse split of the outstanding common stock that occurred on September 29, 2003.

During the last three fiscal years ended December 31, 2005, we entered into the following transactions in which our current or former officers and directors had a material interest:

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

On September 26, 2003, the Company issued 12,376,000 shares of its common stock to its officers and directors in exchange for administrative services valued at $12,500.

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

On January 31, 2004, we acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc., a Florida corporation (“BTI”), from the nine shareholders of BTI in exchange for an aggregate of 18,200,000 shares of our Company’s common stock pursuant to an Agreement and Plan of Reorganization. This transaction was a recapitalization that was accounted for as the sale of the shares of BTI for the net liabilities of the public company of $606,412. The following persons, all of whom were BTI shareholders prior to the reorganization, acquired an interest in our Company:

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

On June 29, 2005, Howard Safir was appointed to fill a vacancy on the board of directors. Contemporaneously with the appointment of Mr. Safir, we entered into an agreement with The November Group, Ltd. (“TNG”), an entity controlled by Mr. Safir, to serve as an advisor to render strategic and consulting services to us, primarily in connection with the commercialization of our proprietary BlastGard® technology. We agreed to compensate The November Group, Ltd. by issuing to it the following:

•	100,000 shares of restricted common stock;

•	a fee equal to 6% of net revenue paid to us by new clients or persons directly introduced by TNG;

•	a fee equal to 2.5% of net revenue paid to us by any third party not introduced by TNG, if we request in writing TNG’s participation with the relationship; and

•	Reimbursement of TNG’s reasonable out-of-pocket expenses.

Other Transactions with Non-Affiliated Persons

Between February 1 and February 28, 2004, we sold 200,000 shares of common stock at $1.00 per share to six accredited investors. Aggregate proceeds from the sale of the common stock was $200,000. In connection with the offering, we agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors.

Between April 1 and September 30, 2004, we sold 758,201 shares of common stock at $1.50 per share to forty-six accredited investors. Aggregate proceeds from the sale of the common stock was $1,137,300.50. In connection with the offering, we agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investors.

In December 2004, we sold 680,000 shares of common stock at $1.50 per share to one accredited investor. Aggregate proceeds from the sale of the common stock was $1,020,000, less a placement fee of $132,600 that we paid to Basic Investors, Inc., for net proceeds to $887,400. In connection with the offering, we agreed to use its best efforts to file a registration statement to register the shares of common stock for resale by the investor.

Securities Convertible into Common Stock

Effective December 2, 2004, we entered into a series of simultaneous transactions with five investors whereby we agreed to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants.

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

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of our common stock at an adjusted conversion price of $1.00 per share, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. The conversion price was recently adjusted from $1.50 per share to $1.00 per share because we failed to achieve 2005 gross revenues of at least $15,000,000 or net profits of at least $1,000,000.

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

The notes are secured by all of the assets of BlastGard® International, Inc, and its wholly-owed subsidiary, BlastGard Technologies, Inc., until the notes have been fully paid or fully converted into common stock.

Also in connection with this sale, we issued the note holders two types of warrants to acquire shares of our common stock, which are classified as “Class A” and “Class B” Common Stock Purchase Warrants. The only differences between the “Class A” and the “Class B” Common Stock Purchase Warrants are the exercise prices and the expiration dates, as described below.

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

The following table sets forth, with respect to each investor, the original principal amount loaned under the convertible promissory notes and the number of shares issuable upon exercise of warrants:

INVESTOR	PRINCIPAL AMOUNT CONVERTIBLE NOTES	NUMBER OF SHARES ISSUABLE UPON EXERCISE OF WARRANTS:
		CLASS A	CLASS B
Alpha Capital Aktiengesellschaft	$1,000,000	333,334	99,999
Genesis Microcap	$200,000	66,667	20,000
Steven Gold	$100,000	33,334	10,000
Asher Brand	$20,000	6,667	2,000
TRW Holdings PTY Limited	$100,000	33,334	10,000
TOTAL	$1,420,000	73,336	141,999

Andrew Garrett, Inc. acted as placement agent in this transaction. The placement agent was paid a cash fee of $99,400, which represents 7% of the gross proceeds, and is also entitled to a 5% fee upon exercise of warrants by the investors, if any. We also issued the placement agent a warrant to acquire an aggregate of 82,834 shares of our common stock at an exercise price of $2.09 per share, and a warrant to acquire 4,970 shares of our common stock at an exercise price of $3.00 per share. The placement agent’s warrants are exercisable for a period of five years and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

The Company has agreed to file a registration statement to register for resale by the investors up to 150% of the number of shares of common stock issuable to the investors upon conversion of the notes and exercise of the warrants, as well as to register for resale by the placement agent the shares of common stock issuable upon exercise of the placement agent’s warrants.

In connection with the private placement of 680,000 shares of common stock to one accredited investor in December 2004 (described above) we also issued to the investor a “Class B” common stock warrant to purchase 100,000 shares of common stock at $3.00 per share. Basic Investors, Inc. acted as placement agent in the transaction. As compensation, we issued to Basic Investors, Inc. a warrant to acquire 150,000 shares of common stock, exercisable for five years, at an exercise price of $5.00 per share, payable in cash or on a “cashless exercise” basis. We also agreed to register for resale the shares of common stock issuable upon exercise of the investor’s warrant and the placement agent’s warrant.

On August 10, 2005, a Registration Statement (File No. 333-121455) on Form SB-2 was declared effective by the Securities and Exchange Commission registering for sale all of the aforementioned shares described above, which had registration rights.

Modification and Waiver Agreement

As described herein under Item 6, pursuant to a Modification and Waiver Agreement dated as of December 6, 2005, the note holders and the Company agreed that the note holders would waive exercising their remedies and rights available to them for events of default only as they relate to the late filing and effectiveness of the Registration Statement, including the right to receive liquidated damages and the non-payment of principal amounts of the notes and interest due through December 31, 2005, including the right to receive the default interest rate of 15% in lieu of 8% per annum. These waivers by the note holders of their rights and remedies saved the Company approximately $50,069.00 in liquidated damages and default interest. In consideration of these waivers, the Company agreed to issue 314,280 restricted shares of Common Stock in exchange for the conversion of principal amounting to $34,080 and accrued interest totaling $123,064 through December 31, 2005 at a conversion rate of $.50 per share. By virtue of the Modification and Waiver Agreement, the note holders have also agreed that an event of default has not occurred and the effect of this is to reinstate the non-current portion of the notes payable to long-term debt due October 31, 2007. The aforementioned 314,288 shares were granted piggy-back registration rights and are available for sale as restricted securities in accordance with the requirements of Rule 144 of the Securities Act of 1933, as amended. See “Notes to Financial Statements” in Item 7.

Item 13. Exhibits

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.8	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

4.01	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.02	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

4.03	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.03 of the current report on Form 8-K filed December 3, 2004.)

4.04	Form of Class B Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.04 of the current report on Form 8-K filed December 3, 2004.)

4.05	Form of Common Stock Purchase Warrant issued to Andrew Garrett, Inc. (Placement Agent). (Incorporated by reference to exhibit 4.05 of the current report on Form 8-K filed December 3, 2004.)

4.06	Security and Pledge Agreement between the Company and Barbara Mittman as collateral agent for the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.06 of the current report on Form 8-K filed December 3, 2004.)

4.07	Security and Pledge Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.07 of the current report on Form 8-K filed December 3, 2004.)

4.08	Collateral Agent Agreement among the Company, Barbara Mittman (the collateral agent) and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.08 of the current report on Form 8-K filed December 3, 2004.)

4.09	Guaranty Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.09 of the current report on Form 8-K filed December 3, 2004.)

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.16	Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455).)

10.18	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.19	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006.)

21.1	List of subsidiaries *

31.1	Rule 13a-14(a) Certification – Chief Executive Officer*

31.2	Rule 13a-14(a) Certification – Chief Financial Officer *

32.1	Section 1350 Certification – Chief Executive Officer *

32.2	Section 1350 Certification – Chief Financial Officer *

99.1	2005 Employee Benefit and Consulting Services Compensation Plan *

99.2	Press Release – 2005 Results of Operations *

*	Filed herewith.

Item 14. Principal Accountant Fees and Services

In 2005, the Company’s board of directors reviewed and approved audit and permissible non-audit services performed by Cordovano & Honeck, LLP as well as the fees charged by Cordovano & Honeck, LLP for such services. In its review of non-audit service fees and its appointment of Cordovano & Honeck, LLP as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining Cordovano & Honeck, LLP’s independence. All of the services provided and fees charged by Cordovano & Honeck, LLP in 2005 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by Cordovano & Honeck, LLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2005 and 2004 were $11,695 and $15,442, respectively.

Audit-Related Fees

There were no other fees billed by Cordovano & Honeck, LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no tax related fees billed by Cordovano & Honeck, LLP during 2005 or 2004.

All Other Fees

There were no other fees billed by Cordovano & Honeck, LLC during the last two fiscal years for products and services provided by Cordovano & Honeck, LLC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLASTGARD® INTERNATIONAL, INC.

Dated: March 29, 2006	By:	/s/ James F. Gordon
James F. Gordon, Chief Executive Officer and Chairman of the Board

Dated: March 29, 2006	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Financial Officer, Principal Accounting Officer and Vice President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John L. Waddell, Jr.
John L. Waddell, Jr., Director, President and Chief Operating Officer

Date: March 29, 2006

By:	/s/ James F. Gordon
James F. Gordon, Chairman of the Board and Chief Executive Officer

Date: March 29, 2006

By:	/s/ Michael J. Gordon
Michael J. Gordon, Director, Vice President, Chief Financial Officer and Principal Accounting Officer

Date: March 29, 2006

EXHIBIT INDEX

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.8	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

4.01	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.02	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

4.03	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.03 of the current report on Form 8-K filed December 3, 2004.)

4.04	Form of Class B Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.04 of the current report on Form 8-K filed December 3, 2004.)

4.05	Form of Common Stock Purchase Warrant issued to Andrew Garrett, Inc. (Placement Agent). (Incorporated by reference to exhibit 4.05 of the current report on Form 8-K filed December 3, 2004.)

4.06	Security and Pledge Agreement between the Company and Barbara Mittman as collateral agent for the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.06 of the current report on Form 8-K filed December 3, 2004.)

4.07	Security and Pledge Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.07 of the current report on Form 8-K filed December 3, 2004.)

4.08	Collateral Agent Agreement among the Company, Barbara Mittman (the collateral agent) and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.08 of the current report on Form 8-K filed December 3, 2004.)

4.09	Guaranty Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.09 of the current report on Form 8-K filed December 3, 2004.)

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

1

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.16	Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455).)

10.18	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.19	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006.)

21.1	List of subsidiaries (filed herewith)

31.1	Rule 13a-14(a) Certification – Chief Executive Officer *

31.2	Rule 13a-14(a) Certification – Chief Financial Officer *

32.1	Section 1350 Certification – Chief Executive Officer *

32.2	Section 1350 Certification – Chief Financial Officer*

99.1	2005 Employee Benefit and Consulting Services Compensation Plan *

99.2	Press Release – 2005 Results of Operations *

*	Filed herewith.

2