Form 10QSB
period 2006-03-31
BLASTGARD INTERNATIONAL INC
filed 2006-05-15
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2006, the issuer had 22,335,913 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BLASTGARD INTERNATIONAL, INC.

Condensed Balance Sheet

(Unaudited)

March 31, 2006

Assets
Current assets:
Cash	$4,880
Accounts receivable	380,903
Inventory	9,646
Prepaid expenses	4,650

Total current assets	400,079

Property and equipment, net	55,694
Other assets:
Debt issue costs (Note 4)	87,443
Deferred costs	36,598
Deposits	78,663

$658,477

Liabilities and Shareholders’ Deficit

Current liabilities:
Current maturities on convertible notes payable (Note 4)	$698,640
Indebtedness to related parties (Note 2)	45,000
Accounts payable	182,645
Accrued liabilities	6,500

Total current liabilities	932,785

Long-term debt:
Convertible notes payable, less current maturities, net of unamortized discount of $180,612 (Note 4)	482,729

Total liabilities	1,415,514

Commitments and contingencies (Note 6)	—

Shareholders’ deficit (Note 5):
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized, 22,335,913 shares issued and outstanding	22,336
Additional paid-in capital	4,365,821
Deficit accumulated during development stage	(5,145,194)

Total shareholder’s deficit	(757,037)

$658,477

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2006	2005
Revenues:
Sales	$377,030	$259

Cost of goods sold	295,599	—

Gross profit	81,431	259

Operating expenses:
Stock-based compensation (Note 5):
Consulting services	6,750	—
Granted stock options	54,637	56,312
General and administrative	335,290	323,327
Research and development	23,266	32,859
Depreciation and amortization	6,986	5,244
Loss on disposal of assets	228	—

Total operating expenses	427,157	417,742

Operating loss	(345,726)	(417,483)
	—
Non-operating income:
Interest income	1,677	9,864
Other income	2,250	—
Interest expense (Note 4):
Amortized debt issue costs	(13,807)	(13,807)
Amortized debt discount	(28,518)	(28,518)
Other	(27,181)	(28,400)

Loss before income taxes	(411,305)	(478,344)
	—
Income tax provision (Note 3)	—	—

Net loss	$(411,305)	$(478,344)

Basic and diluted loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	22,323,413	21,856,625

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2006	2005
Cash flows from operating activities:
Net loss	$(411,305)	$(478,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,792	19,051
Stock-based compensation (Note 5)	61,388	56,312
Beneficial conversion on convertible debt (Note 4)
Stock warrants granted for debt issue costs (Note 5)
Stock issued to pay interest (Note 5)
Discount on convertible notes payable (Note 4)	28,518	28,518
Loss/(Gain) on settlement of liabilities
Loss on disposal of assets		—
Changes in operating assets and liabilities:
Accounts receivable	(175,361)	(259)
Inventory	4,853	—
Other operating assets	(55,171)	(1,850)
Accounts payable and accruals	166,635	21,535
Indebtedness to related party	45,000	764

Net cash used in operating activities	(314,651)	(354,273)

Cash flows from investing activities:
Payments for deferred costs	(16,090)	—
Purchases of property and equipment	(1,665)	(38,889)

Net cash used in investing activities	(17,755)	(38,889)

Cash flows from financing activities:
Proceeds from the sale of common stock (Note 5)	—	—
Proceeds from issuance of convertible debt (Note 4)	—	—
Stock offering costs	—	—
Payments for debt issue costs	(23,939)	—

Net cash provided by financing activities	(23,939)	—

Net change in cash	(356,345)	(393,162)
Cash, beginning of period	361,225	1,821,288

Cash, end of period	$4,880	$1,428,126

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,181	$—

Income taxes	$—	$—

Noncash investing and financing transactions:
Common stock issued in exchange for debt extinguishment (Note 4)	$—	$—

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1: Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2005, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2: Related party transactions

During the three months ended March 31, 2006, an officer advanced the Company $45,000 for working capital. The advances carry no interest rate and are due on demand (see Note 7).

Note 3: Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 4: Notes payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at March 31, 2006:

$1,000,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $127,191	$831,951
$200,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $25,438	166,390
$100,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $12,719	83,195
$100,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $12,719	83,195
$20,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $2,544	16,638

1,181,369
Less: current maturities	(698,640)

$482,729

Each note carries a default interest rate of 15% per annum. Aggregate monthly payments of 1.2% of the principal amount are due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount are due commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount are due commencing November 1, 2006 through October 31, 2007. Payments will be applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007. All accrued interest had been paid in full as of March 31, 2006.

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of the Company’s common stock at a current conversion price of $1.00 per share, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price. At March 16, 2006, the exercise price was be reduced from $1.50 to $1.00 per share since the Company failed to report gross revenues of at least $15 million or net profits of at least $1 million.

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

Warrants

The fair value of detachable warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount is amortized over the life of the debt. As the discount is amortized, the outstanding principal balance of the notes will approach their face value of $1,420,000. Amortization resulting from the discount is charged to interest expense. Accumulated amortization and amortization expense on the debt discount totaled $152,095 and $28,518 as of and for the three months ended March 31, 2006, respectively.

The Company paid its debt placement agent and its attorney a total of $112,370 and issued detachable warrants in connection with the issuance of the convertible promissory notes. The fair value of the warrants totaled $48,709, which, when added to the $112,370 paid to the placement agent and attorney, resulted in total debt issue costs of $161,079. Amortization resulting from the debt issue costs is charged to interest expense. Accumulated amortization and amortization expense of the debt issue costs totaled $73,636 and $13,807 as of and for the three months ended March 31, 2006, respectively.

Note 5: Shareholders’ equity

Common stock issuances

On February 23, 2006, the Company issued 25,000 shares of its common stock in exchange for business advisory services. On that date, the traded market value of the common stock was $0.32 per share. The Company’s Board of Directors valued the issuance at $0.27 (a 15.5% discount from the traded market value) due to the restricted nature of the common stock issued in the transaction. Stock-based compensation expense of $6,750 was recognized in the accompanying financial statements for the three months ended March 31, 2006.

Options granted to non-employees, accounted for under the fair value method

An additional 2,500 stock options granted to non-employees in prior years, vested during the three months ended March 31, 2006. Compensation related to the vested options totaled $2,450 and has been recorded as stock-based compensation in the accompanying condensed financial statements.

Options granted to employees, accounted for under the intrinsic value method

An additional 75,000 stock options granted to employees in prior years, vested during the three months ended March 31, 2006. Compensation related to the vested options totaled $52,187 and has been recorded as stock-based compensation in the accompanying condensed financial statements.

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). In prior years, employee stock-based compensation awards were measured based on the intrinsic value method. Had compensation expense in prior years been recorded based on the fair value at the grant date, and charged to expense over vesting periods, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2006	2005
Net loss, as reported	$(411,305)	$(478,344)
Decrease due to:
Employee stock options	—	(445,380)

Pro forma net loss	$(411,305)	$(923,724)

As reported:
Net loss per share - basic and diluted	$(0.02)	$(0.02)

Pro Forma:
Net loss per share - basic and diluted	$(0.02)	$(0.04)

Following is a schedule of changes in common stock options and warrants for the three months ended March 31, 2005:

	Awards Outstanding		Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
	Total	Exercisable
Outstanding at January 1, 2006	3,838,889	2,893,889	$.98 - $5.00	$2.03	2.86 years
Granted	—	—	—	$—	N/A
Vested	—	77,500	$0.98	$0.98	4.67 years
Exercised	—	—	—	$—	N/A
Cancelled/Expired	—	—	—	$—	N/A

Outstanding at March 31, 2006	3,838,889	2,971,389	$.98 - $5.00	$2.03	2.61 years

Common stock awards consisted of the following options and warrants for the three months ended March 31, 2006:

Description	Options	Warrants	Total Awards
Outstanding at January 1, 2006	2,885,750	953,139	3,838,889
Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	—	—	—

Outstanding at March 31, 2006	2,885,750	953,139	3,838,889

Note 6: Commitments and Contingencies

Office Lease

The Company entered into a non-cancellable office lease agreement on January 10, 2006. The lease runs from January 1, 2006 through December 31, 2006. Rental payments under the lease are $2,500 per month.

Litigation

On May 25, 2004, the Company entered into an agreement with Prisma Capital Markets, LLC, appointing Prisma as an exclusive distributor of our products in Kuwait. Prisma also agreed to arrange for, and pay the costs and expenses related to, the testing and demonstration of the Company’s products in Kuwait, in exchange for 300,000 shares of the Company’s restricted common stock. The Company also granted Prisma warrants entitling Prisma to purchase up to 4,401,720 shares of the Company’s common stock at an exercise price of $2.062 per share, which would be exercisable only upon Prisma’s meeting various sales goals totaling $30,000,000 in sales. In July 2004, the Company notified Prisma that the agreement was cancelled due to Prisma’s failure to arrange for the testing of products in Kuwait, and demanded the return of the certificates representing the common stock and the warrants. In February 2005, the Company filed a lawsuit against Prisma in the Supreme Court of the State of New York, County of New York, for breach of contract, and demanded the return of the securities issued to Prisma and $100,000 in actual damages. In February 2006, the Company was granted a motion for summary judgment in its favor and is waiting for a court order in order to cancel the 300,000 shares from its books and records.

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

Note 6: Subsequent Events

On April 7, 2006, an officer advanced the Company an additional $40,000 for working capital. The advance carried no interest rate and was due on demand. On April 25, 2006, the Company repaid all of the officer’s advances, totaling $85,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The information contained in this Form 10-QSB is intended to update the information contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and such information presumes that readers have access to, and will have read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this quarterly report on Form 10-QSB. Certain statements contained herein are forward-looking statements. These statements discuss among other things expected growth, future revenues and/or performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, those outlined in our 2005 annual report on Form 10-KSB. The foregoing should not be construed as an exhaustive list of all factors that could cause results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to us on the date thereof

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended March 31, 2006, have been included.

Introduction

On January 31, 2004, pursuant to an Agreement and Plan of Reorganization, we acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc., a Florida corporation, from BlastGard Technologies’ shareholders, in exchange for an aggregate of 18,200,000 (adjusted to reflect subsequent stock split) shares of our common stock. BTI is a development stage company that was created to develop, design, manufacture, and market proprietary blast mitigation materials. BlastGard Technologies’ patent-pending BlastWrap® technology is designed to effectively mitigate blasts and suppress fires resulting from explosions. As a result of the Reorganization Agreement, a change in control and change in management of the Company occurred and BTI became a wholly-owned subsidiary of the Company. The Reorganization Agreement also provided that the Company hold a shareholders meeting to (i) change the name of the corporation to BlastGard® International, Inc., and (ii) approve a reverse split of the outstanding common stock on a 5:1 basis. A Special Shareholder meeting was held on March 12, 2004, and both proposals were approved. The name change and the reverse split of the outstanding common stock became effective on March 31, 2004.

We intend to focus exclusively on the business plan of BlastGard Technologies. BlastGard Technologies was formed on September 26, 2003, and is a development stage company. BTI acquired its only significant asset, a patent application for BlastWrap®, in January 2004, from co-inventors John L. Waddell, Jr., our Chief Operating Officer, and President, and James F. Gordon, our Chief Executive Officer, who assigned the patent to BlastGard Technologies in consideration of the consummation of the Reorganization Agreement. For accounting purposes, we assigned no monetary value to the patent application that was assigned to BlastGard Technologies. Our current management team, which was the management team of BlastGard Technologies prior to the reorganization, had operated a corporation called BlastGard, Inc., which was dissolved in 2004. BlastGard, Inc. had a license from a third-party to certain technology which is different from the technology owned by BlastGard Technologies.

Pursuant to the Reorganization Agreement, BlastGard Technologies became a wholly-owned subsidiary of our company. However, for accounting purposes, the acquisition was treated as a recapitalization of BlastGard Technologies, with our company the legal surviving entity.

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

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to five government service advantage (“GSA”) clients located in the United States. In this respect, in June 2005, we received an order for 190 BlastGard® MTR blast mitigated trash receptacles from the Washington Metropolitan Area Transit Authority (Metro). The blast mitigated trash receptacles were installed throughout the Washington, D.C., area in MetroRail stations. Metro took delivery and installation of the trash receptacles during the second half of 2005. We recognized approximately $735,000 in gross revenue from this initial order. In addition, we announced other orders of MTRs from the Naval Supply Systems Command, The Department of Homeland Security, the National Railroad Passenger Corporation also known as Amtrak and the Naval EOD Technology Division. In February, 2006, Amtrak placed a second order for additional MTR’s. We will recognize approximately $828,000 in gross revenue in 2006 from this order. In the three months ended March 31, 2006, we recognized sales of $337,030 and a gross profit of $81,431 to one GSA.

For the quarter ended March 31, 2006, our operating expenses and interest expense were relatively constant over the comparable period of the prior year.

Our net loss for the quarter ended March 31, 2006 was $411,305 as compared to $478,344 for the comparable period of the prior year.

BlastGard’s products are currently being tested (or have recently been tested) and evaluated by many military and defense contractors and commercial companies in the United States and abroad as described under Business Prospects. As we experience anticipated growth and expansion of our operations, we will experience an increase in operating expenses and costs of doing business.

Business Prospects

On September 8, 2005, we entered into a Term of Collaboration agreement with Media Metrica Ltd. to develop required blast-mitigated internal systems for the RE:NEW project for Media Metrica Ltd. of London. Media Metrica has created an innovative on-street product that combines recycling, blast mitigation and outdoor advertising. This product will spearhead recycling in urban centers and, simultaneously, act as a premium outdoor advertising platform. With security becoming an ever-growing concern in urban centers across the globe, BlastGard® and Media Metrica are working jointly on these new proprietary modular units that will mitigate the effects of an explosion within the units, and suppress the principal hazards of blast, fragmentation, heat, flash and fireball. In addition to developing and manufacturing the RE:NEW units, BlastGard will be involved with marketing these products in combination with BlastGard’s MTR units in the United States upon completion of all three development phases. Tests on Phase II Module were completed in March 2006. Additional design modifications and the completion of Phase III testing should be completed in the second quarter of 2006.

On October 24, 2005, we entered into a five-year alliance agreement with Nordisk Aviation Products, Inc., headquartered in Cape Canaveral, Florida. Nordisk is a manufacturer, repair and leasing company of Unit Loading Devices engaged in developing, supplying and supporting unit loading device equipment for the commercial passenger and air freight/cargo airline industry as well as the military, including its engineering support, and Worldwide Service Network. The purpose of the Alliance is to combine Nordisk Services products with the BlastGard® Technology to offer enhanced blast mitigated products to the unit loading device marketplace with respect to both existing unit loading devices and newly manufactured unit loading devices. There are an estimated 600,000 containers in service in the fleet today with approximately 40,000 new units sold each year. Each unit has an average useful life of about 5 years, and we estimate that the total number of units in service will continue to rise over the next 10 years. We are working with the largest unit loading device container manufacturer in the world to develop a low-cost solution for ‘semi-hardened’ blast mitigation unit loading device containers that may vastly improve the chances of aircraft survival in the event of a reoccurrence of an airplane explosion in midair as occurred in Lockerbie, Scotland.

In March, 2006, the UK Defence Ordnance Safety Group agreed to proceed with testing of BlastWrap® as the key ingredient in a new class of insensitive munitions packaging solutions. This novel packaging system will be designed to prevent mass detonations in ammunition storage and transport by the elimination of sympathetic detonation, which results when one detonating unit or energetic material initiates the next, and so on, in a chain reaction. It is also anticipated these Insensitive Munitions solutions will dramatically improve fast cook off (the initiation of a unit of ammunition or other energetic store in the event of a fuel fire) and slow cook off (the initiation of a unit of ammunition or other energetic material in the event of a slower but more sustained thermal event) performance as well as meet all of the other insensitive munitions packaging specifications of NATO and the United States military. With UK Defence Ordnance Safety Group funding in place to support the testing and the manufacturing of the boxes, management believes that successful test results in the coming months would be a prestigious achievement for our Company, allowing us to get our technology into the United Kingdom military and establish important precedent for other militaries.

Armor Systems International, Inc. has developed an armor that is lighter than traditional hardened steel solutions, and, importantly, that uses widely available commercial off the shelf materials. These weight savings quickly translate into higher vehicle performance often without the need to upgrade suspension, drive-train and cooling systems. Their newest high performance armor stops high caliber armor piercing rounds as well as large FSPs (fragment simulating projectiles), a key to stopping fragments from roadside improvised explosive devices. In October 2005, the client completed tests on a vehicle mine “skid plate” blast package using BlastWrap® integrated with Armor Systems’ armor and the mitigating capability of BlastWrap® on tests of 4, 8 and 12 pound charges was very significant. Additional work is underway on light weight pipeline protection systems.

We have also been working on further development of a series of products for vehicle protection and for improved blast mitigation protection of barriers, walls, revetments and bunkers (including overhead protection from inbound mortars) for the United States military. The two other companies involved with BlastGard are Geocell Systems, Inc. of San Francisco and Colt Rapid Mat LLC of Hartford, CT.

In early 2006, BlastGard submitted proposals to the Nigerian Army, which has requested from BlastGard new Insensitive Munitions packaging solutions as well as training support to protect against such future disastrous events in their weapons depots, due to problems they have had with the handling, storage and transport of munitions and ammunition, particularly at Ikeja and Kaduna, In early August last year, BlastGard conducted a series of demonstrations (at a firing range in Nigeria near the Benin border) for the Nigerian Army Ordnance Corps. These simple demonstrations proved the basic effectiveness of BlastWrap®, for the reduction of blast pressure and impulse and for the prevention of sympathetic detonation. BlastGard has submitted proposals for BlastWrap®, for Insensitive Munitions packaging, for training programs, for rapid deployment wall and bunker systems, for fire resistance products, and we anticipate oil pipeline protection systems quotations soon for initial funding by the Nigerian government by the third quarter of 2006.

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

Liquidity and Capital Resources.

At March 31, 2006, we had cash of $4,880, a working capital deficit of $532,706, a retained deficit of $5,145,194 and a shareholder deficit $757,037.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements is expected to be cash generated from operations, raising additional capital from the sale of equity and/or debt securities and/or borrowings under debt facilities. While we are in advanced discussions with several possible sources to receive equity and/or debt financing, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. In this respect, see “Note 1 – Going Concern” in our financial statements contained in our 2005 Form 10-KSB for additional information as to the possibility that we may not be able to continue as a “going concern.”

For the quarter ending March 31, 2006, net cash used in operating activities was $314,651 primarily due to our net loss of $411,305. During the quarter ended March 31, 2006, we used cash in investing activities to purchase property and equipment of $1,665 and for payment of deferred costs of $16,090. During the quarter ended March 31, 2006, net cash was used in financing activities to make principal payments on convertible debt of $23,939. For the quarter ended March 31, 2005, we used cash in operating activities of $354,273, primarily due to our net loss of $478,344. During the quarter ended March 31, 2005, cash was used in investing activities to purchase property and equipment of $38,889.

We estimate that we will require $1.8 million to carry out our business plan over the next 12 months and we are in the process of attempting to secure additional financing to continue our operations. There can be no assurances that such financing will be available on terms satisfactory to us, if at all.

Our monthly cash needs are budgeted to average approximately $150,000 per month, with the following approximate breakdown:

salaries and benefits:	$60,000
consulting, professional fees	$58,000
office overhead	$3,000
travel	$9,000
research and development	$20,000
total	$150,000

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

An event of default occurred on March 20, 2005, because a registered statement for the resale of the shares issuable to the note holders upon conversion of principal and interest was not declared effective by the SEC by that date, as required by our agreement with the note holders. The SEC declared our Registration Statement on Form SB-2 effective on August 10, 2005. As a result, our convertible promissory notes are no longer in default. However, as a result of the default, we recorded $38,943 of additional default interest and $11,127 in default penalties.

Modification and Waiver Agreement

Pursuant to a Modification and Waiver Agreement dated as of December 6, 2005, the note holders and we agreed that the note holders would waive exercising their remedies and rights available to them for events of default only as they relate to the late filing and effectiveness of the Registration Statement, including the right to receive liquidated damages and the non-payment of principal amounts of the notes and interest due through December 31, 2005, including the right to receive the default interest rate of 15% in lieu of 8% per annum. These waivers by the note holders of their rights and remedies saved us approximately $50,069 in liquidated damages and default interest. In consideration of these waivers, we agreed to issue 314,280 restricted shares of our common stock in exchange for the conversion of principal amounting to $34,080 and accrued interest totaling $123,064 through December 31, 2005 at a conversion rate of $.50 per share. By virtue of the Modification and Waiver Agreement, the note holders have also agreed that an event of default has not occurred and the effect of this is to reinstate the non-current portion of the notes payable to long-term debt due October 31, 2007. The aforementioned 314,288 shares were granted piggy-back registration rights and are available for sale as restricted securities in accordance with the requirements of Rule 144 of the Securities Act of 1933, as amended.

Recently Issued Accounting Pronouncements

During the past two years, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, SFAS No. 153, SFAS No. 154 and SFAS No. 123R as described in “Recent Accounting Pronouncements” contained in Note 1 of the Notes to Financial Statements contained in our financial statements. Reference is made to these recent accounting pronouncements as if they are set forth herein in their entirety. These pronouncements and any anticipated effect on us are described in Note 1 contained therein.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On May 25, 2004, we entered into an agreement with Prisma Capital Markets, LLC, appointing Prisma as an exclusive distributor of our products in Kuwait. Prisma also agreed to arrange for, and pay the costs and expenses related to, the testing and demonstration of our products in Kuwait, in exchange for 300,000 shares of restricted common stock of our company. We also granted Prisma warrants entitling Prisma to purchase up to 4,401,720 shares of Common Stock of our company at an exercise price of $2.062 per share, which would be exercisable only upon Prisma’s meeting various sales goals totaling $30,000,000 in sales. In July 2004, we notified Prisma that the agreement was cancelled due to Prisma’s failure to arrange for the testing of our products in Kuwait, and demanded the return of the certificates representing the common stock and the warrants. In February 2005, we filed a lawsuit against Prisma in the Supreme Court of the State of New York, County of New York, for breach of contract, and demanded the return of the securities issued to Prisma and $100,000 in actual damages. In February 2006, we were granted a motion for summary judgment in our favor and are waiting for a court order in order to cancel the 300,000 shares from our books and records.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 23, 2006, the Company issued 25,000 shares of its common stock in exchange for business advisory services. On that date, the traded market value of the common stock was $0.32 per share. The Company’s Board of Directors valued the issuance at $0.27 (a 15.5% discount from the traded market value) due to the restricted nature of the common stock issued in the transaction. Stock-based compensation expense of $6,750 was recognized in the accompanying financial statements for the three months ended March 31, 2006. The issuance of the aforementioned 25,000 shares was done pursuant to Section 4(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with the issuance of these shares.

We did not repurchase any of our outstanding equity securities during the quarter ended March 31, 2006. However, in February 2006, we entered into an Option Agreement with eight stockholders of record at an option cost of $.001 per share giving us the right to repurchase their 2,958,850 shares of our Common Stock at $.30 per share through the expiration date of March 31, 2006. This option was not exercised by us and expired on unexercised at the close of business on March 31, 2006.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K. None

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.8	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

4.01	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.02	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

4.03	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.03 of the current report on Form 8-K filed December 3, 2004.)

4.04	Form of Class B Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.04 of the current report on Form 8-K filed December 3, 2004.)

4.05	Form of Common Stock Purchase Warrant issued to Andrew Garrett, Inc. (Placement Agent). (Incorporated by reference to exhibit 4.05 of the current report on Form 8-K filed December 3, 2004.)

4.06	Security and Pledge Agreement between the Company and Barbara Mittman as collateral agent for the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.06 of the current report on Form 8-K filed December 3, 2004.)

4.07	Security and Pledge Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.07 of the current report on Form 8-K filed December 3, 2004.)

4.08	Collateral Agent Agreement among the Company, Barbara Mittman (the collateral agent) and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.08 of the current report on Form 8-K filed December 3, 2004.)

4.09	Guaranty Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.09 of the current report on Form 8-K filed December 3, 2004.)

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.16	Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455).)

10.17	Alliance Agreement with Centerpoint Manufacturing, Inc. dated October 25, 2004. (Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 5 (File No. 333-121455)).

10.18	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.19	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006.)

21.1	List of subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-KSB dated December 31, 2005).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1 to the Company’s annual report on Form 10-KSB dated December 31, 2005).

99.2	Press release regarding first quarter results of operations (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: May 12, 2006	By:	/s/ James F. Gordon
James F. Gordon, Chief Executive Officer

Dated: May 12, 2006	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Financial Officer