Form 10QSB
period 2006-06-30
BLASTGARD INTERNATIONAL INC
filed 2006-08-10
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2006, the issuer had 22,035,913 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes  ☐    No  ☒

i

BLASTGARD INTERNATIONAL, INC.

Condensed Balance Sheet

(Unaudited)

June 30, 2006

Assets
Current assets:
Cash	$980,342
Receivables:
Trade	37,964
Other	12,500
Inventory	13,780
Prepaid expenses	26,487

Total current assets	1,071,073

Property and equipment, net	50,457
Other assets:
Debt issue costs (Notes 4 and 5)	306,393
Deferred costs	39,064
Deposits	30,178

$1,497,165

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities on convertible notes payable (Note 4)	$7,100
Indebtedness to related parties (Note 2)	719
Accounts payable	6,601
Derivative liability (Note 6)	600,000

Total current liabilities	614,420

Long-term debt:
Convertible notes payable, less current maturities, net of unamortized discount of $472,391 (Note 4)	841,006
Subordinated, convertible notes payable, net of unamortized discount of $1,107,240 (Note 5)	92,760

Total liabilities	1,548,186

Commitments and contingencies (Note 8)	—

Shareholders’ deficit (Note 7):
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized, 22,035,913 shares issued and outstanding	22,036
Additional paid-in capital	5,555,234
Retained deficit	(5,628,291)

Total shareholder’s deficit	(51,021)

$1,497,165

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Sales	$486,305	$1,384	$863,335	$1,643
Cost of goods sold	367,654	209	663,253	209

Gross profit	118,651	1,175	200,082	1,434

Operating expenses:
Stock-based compensation (Note 7):
Consulting	—	125,000	6,750	125,000
Legal	27,360	—	27,360	—
Granted stock options	43,659	—	98,296	53,785
General and administrative	280,016	285,181	615,306	611,035
Research and development	5,185	76,847	28,451	109,706
Depreciation and amortization	6,985	6,549	13,971	11,793

Total operating expenses	363,205	493,577	790,134	911,319

Operating loss	(244,554)	(492,402)	(590,052)	(909,885)
Non-operating income/(expense):
Loss on disposal of assets	(635)	—	(863)	—
Loss on derivative liability (Note 6)	(168,000)	—	(168,000)	—
Interest income	906	7,709	2,583	17,573
Rental income	750	2,400	3,000	2,400
Interest expense (Notes 4 and 5):
Amortized debt issue costs	(13,807)	(13,807)	(27,614)	(27,614)
Amortized debt discount	(28,518)	(28,517)	(57,036)	(57,035)
Default penalty and interest	—	(35,714)	—	(35,714)
Other	(29,239)	(28,400)	(56,420)	(56,800)

Loss before income taxes	(483,097)	(588,731)	(894,402)	(1,067,075)
	—		—
Income tax provision (Note 3)	—	—	—	—

Net loss	$(483,097)	$(588,731)	$(894,402)	$(1,067,075)

Basic and diluted loss per share	$(0 02)	$(0 03)	$(0 04)	$(0 05)

Basic and diluted weighted average common shares outstanding	22,335,913	21,873,292	22,314,484	21,861,387

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(894,402)	$(1,067,075)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	41,585	39,407
Stock-based compensation (Note 5)	132,406	178,785
Stock options granted for legal services	6,800
Discount on convertible notes payable (Note 4)	57,036	57,035
Loss on derivative liability	168,000	—
Loss on disposal of assets	635	—
Changes in operating assets and liabilities:
Accounts receivable	155,079	—
Inventory	719	(372,610)
Other operating assets	(28,524)	(29,992)
Accounts payable and accruals	(15,909)	394,208
Indebtedness to related party	719	1,435

Net cash used in operating activities	(375,856)	(798,807)

Cash flows from investing activities:
Payments for deferred costs	(18,556)	(10,974)
Purchases of property and equipment	(4,048)	(38,889)

Net cash used in investing activities	(22,604)	(49,863)

Cash flows from financing activities:
Proceeds from issuance of debt (Note 5)	1,200,000	—
Proceeds from related party advances (Note 2)	105,000	—
Payments for related party advances (Note 2)	(105,000)	—
Payments for debt principal	(65,423)	—
Payments for debt issue costs	(117,000)	—

Net cash provided by financing activities	1,017,577	—

Net change in cash	619,117	(848,670)

Cash, beginning of period	361,225	1,821,288

Cash, end of period	$980,342	$972,618

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$56,420	$—

Income taxes	$—	$—

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

Note 2: Related Party Transactions

During the six months ended June 30, 2006, an officer advanced the Company $105,000 for working capital, which was repaid prior to June 30, 2006. The advances carried no interest rate.

Note 3: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 4: Convertible Notes Payable

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors collateralized convertible promissory notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at June 30, 2006:

$1,000,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $331,509	$598,418
$200,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $66,302	119,683
$100,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $33,151	59,842
$100,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $33,151	59,842
$20,000 convertible promissory note issued December 2, 2004, due on October 31, 2007, 8% annual interest rate, net of unamortized discount of $8,278	10,321

848,106
Less: current maturities	(7,100)

$ 841,006

Each note carries a default interest rate of 15% per annum. Aggregate monthly payments of 1.2% of the principal amount were due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount were due commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount were due commencing November 1, 2006 through October 31, 2007. However, as a result of the June 22, 2006 debt financing, the payment arrangements were modified. Monthly payments of interest only (8%) based on the principal amount is due commencing June 1, 2006 through May 31, 2007, and then aggregate monthly payments of 6% of the principal amount is due commencing June 1, 2007 through October 31, 2007. Payments will be applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007. All accrued interest had been paid in full as of June 30, 2006.

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $.75 per share, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price.

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

Warrants

The fair value of detachable Class “A” and Class “B” warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount is amortized over the life of the debt. As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value ($1,320,497 at June 30, 2006).

As part of a debt financing conducted in June 2006 (see Note 5), the Company revised the exercise prices on the above warrants and issued 666,667 additional warrants. The exercise price on the 473,336 Class “A” warrants was reduced from $2.09 to $1.00 per share. The exercise price on the 141,999 Class “B” warrants was reduced from $3.00 to $1.50 per share. These warrants were revalued as follows:

Original fair value of Class “A” warrants, December 2, 2004		$291,102
Original fair value of Class “B” warrants, December 2, 2004		41,605

Total original value of warrants, December 2, 2004			$332,707
Fair value of original Class “A” warrants, June 22, 2006	$(117,861)
Fair value of original Class “B” warrants, June 22, 2006	(8,520)

Total fair value of original warrants, June 22, 2006		(126,381)
Fair value of revised Class “A” warrants	$153,834
Fair value of revised Class “B” warrants	18,177

Total fair value of revised warrants, June 22, 2006		172,011

Net increase in revised Class “A” and “B” warrants			45,630

Total revised value of Class “A” and “B” warrants			$378,337

On June 22, 2006, the Company issued the note holders Class “F” common stock purchase warrants entitling the holders to purchase an aggregate of 666,667 shares of the Company’s common stock at an exercise price of $0.75 per share. The Class “F” warrants are exercisable for a period of five years. The fair value for the Class “F” warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	5.18%
Dividend yield	0.00%
Volatility factor	104.21%
Weighted average expected life	5 years

The weighted average exercise price and weighted average fair value of the Class “F” warrants were $0.75 and $.412, respectively. The fair value of the Class “F” warrants totaled $274,667.

The initial discount recorded on the convertible promissory notes totaled $332,707. Following the revaluation of the Class “A” and “B” warrants and the issuance of the Class “F” warrants, the total discount related to the convertible promissory notes increased to $653,004. As of June 30, 2006, $180,613 of the discount was amortized to interest expense, reducing the balance of the unamortized discount to $472,391. Amortization expense on the debt discount totaled $57,036 for the six months ended June 30, 2006.

Debt issue costs

The Company paid its debt placement agent and its attorney a total of $112,370 and issued detachable Class “A” and “B” warrants in connection with the issuance of the convertible promissory notes. The original fair value of the warrants totaled $48,709, but increased to $55,342 following the revaluation discussed above. The sum of the payments and the fair value of the warrants, resulted in total debt issue costs of $167,712. Amortization resulting from the debt issue costs is charged to interest expense. Accumulated amortization and amortization expense of the debt issue costs totaled $87,443 and $27,614 as of and for the six months ended June 30, 2006, respectively.

The convertible debt discount and related debt issue costs are expected to amortize over the next two years as follows:

	Debt	Debt Issue
December 31,	Discount	Costs	Totals
2006	$177,147	$30,101	$207,248
2007	295,244	50,168	345,412

	$472,391	$80,269	$552,660

Note 5: Subordinated Convertible Notes Payable

On June 22, 2006, the Company entered into agreements to borrow an aggregate principal amount of $1,200,000 and to issue to the investors subordinated, convertible promissory notes and common stock purchase warrants. The Company’s subordinated, convertible promissory notes payable consist of the following at June 30, 2006:

$600,000 subordinated, convertible promissory note issued June 22, 2006, due on June 22, 2008, 8% annual interest rate, net of unamortized discount of $553,620	$46,380
$600,000 subordinated, convertible promissory note issued June 22, 2006, due on June 22, 2008, 8% annual interest rate, net of unamortized discount of $553,620	46,380

92,760
Less: current maturities	—

$92,760

These notes are subordinated to the convertible promissory notes listed in Note 4, which are collateralized by all of the Company’s assets until the notes have been fully paid or fully converted into common stock.

The individual note holders have the right, at their option, to convert the principal amount of the note into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.75 per share, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price.

Carrying value of subordinated, convertible notes payable

The conversion of the subordinated, convertible notes payable is fixed at $0.75 per share of the Company’s common stock. Pursuant to SFAS 133, options embedded in contracts containing the price of a specific equity instrument are not clearly and closely related to an investment in an interest-bearing note and the embedded derivative must be separated from the host contract. As a result, the Company has bifurcated the option resulting from the conversion feature and has classified it as a derivative liability pursuant to SFAS 133. The following table presents the allocation of proceeds from the financing:

Principal balance of the notes	$1,200,000
Less debt discounts:
Fair value of warrants (below)	(675,240)
Fair value of conversion option (Note 6)	(432,000)

Carrying value at June 30, 2006	$92,760

Warrants

In connection with the subordinated, convertible promissory notes, the Company issued note holders the following warrants to purchase shares of its common stock:

Description	Number Issued	Exercise Price	Fair Value	Relative Fair Value

Class “C” warrants	1,200,000	$1.00	$0.392	$0.171
Class “D” warrants	1,200,000	$1.50	$0.360	$0.157
Class “E” warrants	600,000	$2.00	$0.337	$0.147
Class “F” warrants	1,066,666	$0.75	$0.412	$0.180

	4,066,666

The warrants are exercisable for a period of five years.

The fair value for the warrants granted in association with the subordinated, convertible debt was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	5.18%
Dividend yield	0.00%
Volatility factor	104.21%
Weighted average expected life	5 years

The weighted average exercise price and weighted average relative fair value of these warrants were $1.23 and $.166, respectively. The fair value of all 4,066,666 warrants granted in association with the issuance of the convertible debt totaled $675,240.

The warrants are detachable and are valued separately from the convertible notes payable. Therefore, the fair value of the warrants, $675,240, was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount will be amortized over the life of the debt. As the discount is amortized, the outstanding principal balance of the notes will approach their face value of $1,200,000.

Debt issue costs

The Company paid its debt placement agent and attorney a total of $117,000 in connection with the issuance of the subordinated, convertible promissory notes. In addition, the Company issued the placement agent common stock purchase warrants as follows:

Description	Number Issued	Exercise Price	Fair Value

Class “C” warrants	72,000	$1.00	$0.392
Class “D” warrants	72,000	$1.50	$0.360
Class “E” warrants	36,000	$2.00	$0.337
Class “F” warrants	104,000	$0.75	$0.412

	284,000

The placement agent’s warrants are exercisable for a period of five years.

The weighted average exercise price and weighted average fair value of these warrants were $1.16 and $.384, respectively. The fair value of the 284,000 warrants granted to the debt placement agent totaled $109,124, which, when added to the $117,000 paid to the placement agent, resulted in total debt issue costs of $226,124. Amortization resulting from the debt issue costs is charged to interest expense.

The subordinated, convertible debt discounts and related debt issue costs are expected to amortize over the next two years as follows:

December 31,	Debt Discount	Debt Issue Costs	Totals
2006	$276,810	$56,531	$333,341
2007	553,620	113,062	666,682
2008	276,810	56,531	333,341

	$1,107,240	$226,124	$1,333,364

Note 6: Derivative Financial Instrument

The Company generally does not use derivative instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as embedded conversion features, where an embedded option in a debt security contains the price of a specific equity instrument, are bifurcated and are classified as derivative liabilities. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

	Derivative Liability	Number of Shares In Which The Derivative Liability Can Be Settled
Embedded conversion feature, June 22, 2006	$432,000	1,600,000
Embedded conversion feature, June 30, 2006	$600,000	1,600,000

The loss on the derivative liability totaled $168,000 for the six months ended June 30, 2006.

Note 7: Shareholders’ Deficit

Common stock issuances

On February 23, 2006, the Company issued 25,000 shares of its common stock in exchange for business advisory services. On that date, the traded market value of the common stock was $0.32 per share. The Company’s Board of Directors valued the issuance at $0.27 (a 15.5% discount from the traded market value) due to the restricted nature of the common stock issued in the transaction. Stock-based compensation expense of $6,750 was recognized in the accompanying financial statements for the six months ended June 30, 2006.

Options granted to non-employees, accounted for under the fair value method

An additional 5,833 stock options granted to non-employees in prior years, vested during the six months ended June 30, 2006. Compensation related to the vested options totaled $4,213 and has been recorded as stock-based compensation in the accompanying condensed financial statements.

On June 6, 2006, the Company granted its attorneys options to purchase an aggregate of 80,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options vested on the date of grant and expire on June 5, 2011. The quoted market price of the stock was $0.71 per share on the grant date. The Company valued the options at $.342 per share, or $27,360, which has been recorded as stock-based compensation in the accompanying financial statements for the six months ended June 30, 2006.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.99%
Dividend yield	0.00%
Volatility factor	104.21%
Weighted average expected life	5 years

Options granted to employees, accounted for under the intrinsic value method

An additional 145,833 stock options granted to employees in prior years, vested during the six months ended June 30, 2006. Compensation related to the vested options totaled $66,723 and has been recorded as stock-based compensation in the accompanying condensed financial statements.

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

	Six Months Ended June 30,
	2006	2005
Net loss, as reported	$(894,402)	$(1,067,075)
Decrease due to:
Employee stock options	—	(213,060)
Pro forma net loss	$(894,402)	$(1,280,135)
As reported:
Net loss per share - basic and diluted	$(0.04)	$(0.05)
Pro Forma:
Net loss per share - basic and diluted	$(0.04)	$(0.06)

Following is a schedule of changes in common stock options and warrants for the six months ended June 30, 2006:

	Awards Outstanding		Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
	Total	Exercisable
Outstanding at January 1, 2006	3,838,889	2,893,889	$.98 -$5.00	$2.03	2.86 years
Granted	5,097,333	5,097,333	$.75 -$2.00	$1.16	5.00 years
Vested	—	151,666	$0.98	$0.98	4.42 years
Exercised	—	—	—	$—	N/A
Cancelled/Expired	(50,000)	—	$0.98	$0.98	N/A
Outstanding at June 30, 2006	8,886,222	8,142,888	$.75 -$5.00	$1.43	3.89 years

Common stock awards consisted of the following options and warrants for the six months ended June 30, 2006:

Description	Options	Warrants	Total Awards
Outstanding at January 1, 2006	2,885,750	953,139	3,838,889
Granted	80,000	5,017,333	5,097,333
Exercised	—	—	—
Cancelled/Expired	(50,000)	—	(50,000)

Outstanding at June 30, 2006	2,915,750	5,970,472	8,886,222

Note 8: Commitments and Contingencies

Office Lease

The Company entered into a noncancellable office lease agreement on January 10, 2006. The lease runs from January 1, 2006 through December 31, 2006. Rental payments under the lease are $2,500 per month.

Litigation

Prisma Capital Markets, LLC

On May 25, 2004, the Company entered into an agreement with Prisma Capital Markets, LLC, appointing Prisma as an exclusive distributor of our products in Kuwait. Prisma also agreed to arrange for, and pay the costs and expenses related to, the testing and demonstration of the Company’s products in Kuwait, in exchange for 300,000 shares of the Company’s restricted common stock. The Company also granted Prisma warrants entitling Prisma to purchase up to 4,401,720 shares of the Company’s common stock at an exercise price of $2.062 per share, which would be exercisable only upon Prisma’s meeting various sales goals totaling $30,000,000 in sales. In July 2004, the Company notified Prisma that the agreement was cancelled due to Prisma’s failure to arrange for the testing of products in Kuwait, and demanded the return of the certificates representing the common stock and the warrants. In February 2005, the Company filed a lawsuit against Prisma in the Supreme Court of the State of New York, County of New York, for breach of contract, and demanded the return of the securities issued to Prisma and $100,000 in actual damages. In February 2006, the Company was granted a motion for summary judgment in its favor. On July 6, 2006, the Company received a court order declaring the cancellation of the 300,000 shares.

Verde Partners Family Limited Partnership

The Company was served with a lawsuit that was filed on September 12, 2005 in the Second Judicial District Court in Washoe County, Nevada as case number CV-05-02072. The plaintiff in the lawsuit is Verde Partners Family Limited Partnership (“Verde”). The lawsuit makes a variety of claims and contends that the Company and certain officers of the Company misappropriated certain technology, including two patents, and seeks damages “in excess of $10,000”. The action was removed to federal court in Nevada. A motion was pending to have the case dismissed as to Blastgard International, Inc., and all other defendants, for lack of personal jurisdiction. There was also a motion pending for a more definite statement in that three of the claims by Verde are conclusory, vague and ambiguous.

On July 14, 2006, the United States District Court rendered its decision in this case. It was ordered and adjudged that the motion to dismiss the individual defendants and the motion to dismiss the BlastGard defendants was granted. Defendants’ motion for a more definite statement is moot. The Court entered judgment on July 17, 2006 in favor of all Defendants and against the Plaintiff. The Plaintiff has 30 days from the date of the judgment (July 17) to file a notice of appeal.

On July 19, 2006, the Company filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida. The Defendants in the lawsuit are Sam Gettle, Guy Gettle and Verde Partners Family Limited Partnership (“Verde”). The lawsuit contends that the Defendants have committed defamatory acts against the Company and its products. The lawsuit also asks for a declaration that the Company is not liable for the acts complained of in the Nevada action. On the Company’s affirmative claims for defamation, the Florida action seeks injunctive relief and damages in excess of $15,000, exclusive of attorney’s fees and costs.

Note 9: Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). The loss that would have resulted from that risk totaled $925,527 at June 30, 2006, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended June 30, 2006, have been included.

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

Financial Results

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

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to six government service advantage (“GSA”) clients located in the United States. In this respect, in February 2006, we received an order for 190 BlastGard® MTR blast mitigated trash receptacles from the National Railroad Passenger Corporation also known as Amtrak. The blast mitigated trash receptacles were installed at twelve different Amtrak stations throughout the United States. Amtrak took delivery and installation of the trash receptacles during the first half of 2006. We recognized approximately $828,000 in gross revenue from this initial order. In addition, we received other orders of MTRs from U.S. Holocaust Memorial Museum and GSA for Federal Buildings and for BlastWrap from the Naval Warfare Center, Sandia National Labs, and several domestic and international entities. In the three months ended June 30, 2006, we recognized sales of $486,305 and a gross profit of $118,651, and for the six months ended June 30, 2006, we recognized sales of $863,335 and a gross profit of $200,082.

For the quarter ended and six months ended June 30, 2006, our operating and non operating expenses, including interest expense, were relatively constant over the comparable period of the prior year.

Our net loss for the quarter ended June 30, 2006 was $483,097 as compared to $588,731 for the comparable period of the prior year. Our net loss for the six months ended June 30, 2006 was $894,402 as compared $1,067,075 for the comparable period of the prior year.

BlastGard’s products are currently being tested (or have recently been tested) and evaluated by many military and defense contractors and commercial companies in the United States and abroad as described under Business Prospects. As we experience anticipated growth and expansion of our operations, we will experience an increase in operating expenses and costs of doing business.

Business Prospects

On September 8, 2005, we entered into a Term of Collaboration agreement with Media Metrica Ltd. to develop required blast-mitigated internal systems for the RE:NEW project for Media Metrica Ltd. of London. Media Metrica has created an innovative on-street product that combines recycling, blast mitigation and outdoor advertising. This product will spearhead recycling in urban centers and, simultaneously, act as a premium outdoor advertising platform. With security becoming an ever-growing concern in urban centers across the globe, BlastGard® and Media Metrica are working jointly on these new proprietary modular units that will mitigate the effects of an explosion within the units, and suppress the principal hazards of blast, fragmentation, heat, flash and fireball. In addition to developing and manufacturing the RE:NEW units, BlastGard will be involved with marketing these products in combination with BlastGard’s MTR units in the United States upon completion of all three development phases. Tests on Phase II Module were completed in March 2006. Additional design modifications and the completion of Phase III testing should be completed by the end of August 2006.

In March, 2006, the UK Defence Ordnance Safety Group agreed to proceed with testing of BlastWrap® as the key ingredient in a new class of insensitive munitions packaging solutions. This novel packaging system will be designed to prevent mass detonations in ammunition storage and transport by the elimination of sympathetic detonation, which results when one detonating unit or energetic material initiates the next, and so on, in a chain reaction. It is also anticipated these Insensitive Munitions solutions will dramatically improve fast cook off (the initiation of a unit of ammunition or other energetic store in the event of a fuel fire) and slow cook off (the initiation of a unit of ammunition or other energetic material in the event of a slower but more sustained thermal event) performance as well as meet all of the other insensitive munitions packaging specifications of NATO and the United States military. With UK MoD funding in place to support the testing and the manufacturing of the products, management believes that successful test results in the coming months would be a prestigious achievement for our Company, allowing us to get our technology into the United Kingdom military and establish important precedent for other militaries. There are at least two specific weapons containers under development.

Armor Systems International, Inc. has developed an armor that is lighter than traditional hardened steel solutions, and, importantly, that uses widely available commercial off the shelf materials. These weight savings quickly translate into higher vehicle performance often without the need to upgrade suspension, drive-train and cooling systems. Work is also underway on a light weight pipeline protection system.

We have also been working on further development of a series of products for vehicle protection and for improved blast mitigation protection of barriers, walls, revetments and bunkers (including overhead protection from inbound mortars) for the United States military. The two other companies involved with BlastGard are Geocell Systems, Inc. of San Francisco and Colt Rapid Mat LLC of Hartford, CT. We anticipate that highly-instrumented vehicle blast testing should be concluded at the King Abdullah Design and Development Bureau (KADDB) in Amman, Jordan in the 4th Quarter of 2006.

In early 2006, BlastGard submitted proposals to the Nigerian Army, which has requested from BlastGard new Insensitive Munitions packaging solutions as well as training support to protect against such future disastrous events in their weapons depots, due to problems they have had with the handling, storage and transport of munitions and ammunition, particularly at Ikeja and Kaduna, In early August last year, BlastGard conducted a series of demonstrations (at a firing range in Nigeria near the Benin border) for the Nigerian Army Ordnance Corps. These simple demonstrations proved the basic effectiveness of BlastWrap®, for the reduction of blast pressure and impulse and for the prevention of sympathetic detonation. BlastGard has submitted proposals for BlastWrap®, for Insensitive Munitions packaging, for training programs, for rapid deployment wall and bunker systems, for fire resistance products, and we anticipate oil pipeline protection systems quotations soon for initial funding by the Nigerian government in the fourth quarter of 2006. Nigerian government funding for the initial BlastWrap® contract is in place, and contract negotiations are expected to be concluded in the 3rd Quarter of 2006.

In late 2005, to assess the vulnerability of oil and gas pipelines to explosive attack, the Company conducted a series of explosive tests at Bakersfield, CA. The tests graphically illustrate the phenomenon of high explosive breaching of oil pipelines. We tested 24” OD X .375” wall API-5L X42 grade steel line pipe with welded .375” thick end plates (to seal the pipe). The assembly was then filled with water to represent the appropriate hydraulic shock transmission characteristics of a filled oil transmission line. A 2 pound charge of C4 was placed directly on the surface of the pipe and detonated. The charge punched a 6” diameter hole in the side of the pipe and produced a high pressure wave in the fluid in the tube which split the end plate welds and distorted the plates. This is a classic example of “shock holing”. We then placed a 10-1/8” square section of 3” thick BlastWrap® onto an identical section of (filled) line pipe, and placed a second 2 pound charge of C4 directly onto the BlastWrap®, and fired the charge. The pipe was only slightly dented. We are developing this protection system with an impenetrable tough surface material, which will make it very difficult for terrorists to destroy these exposed oil pipelines using current methods. The oil pipe line test shows the remarkable ability of BlastWrap® to prevent shock holing and this capability can be applied to many applications: aircraft fuselages, bridge pillars, suspension cables for bridges, electricity substations and “hardened” buildings. We have successfully proposed a pipeline protection system with a technology partner and expect to receive a contract to proceed with Phase 1 of this funded development by the end of the 3rd Quarter 2006.

Recent Developments

In February 2006, we received an order for 190 BlastGard® MTR blast mitigated trash receptacles from the National Railroad Passenger Corporation also known as Amtrak. The blast mitigated trash receptacles were installed at twelve different Amtrak stations throughout the United States. Amtrak took delivery and installation of the trash receptacles during the first half of 2006. We recognized approximately $828,000 in gross revenue from this order during the first half of 2006.

In June 2006, we introduced a new line of aviation products. In accordance with a five-year alliance agreement with Nordisk Aviation Products, Inc. (“Nordisk”) signed in October 2005, BlastGard has combined its BlastWrap® blast-mitigating technology with Nordisk’s LD3 containers to create superior blast mitigating products for the air cargo and unit loading device (ULD) market. ULDs are pallets and containers used to load luggage, freight, and mail onto wide-body aircraft that facilitate the bundling of cargo into large units. The introduction of this product line enables the Company to provide the airline industry an important new line of defense to increase airline safety of passengers and crewmembers. Nordisk is headquartered in Cape Canaveral, Florida. Nordisk is a manufacturer, repair and leasing company of Unit Loading Devices (“ULD”) engaged in developing, supplying and supporting ULD equipment for the commercial passenger and air freight/cargo airline industry as well as the military, including its engineering support, and Worldwide Service Network. The purpose of the Alliance is to combine Nordisk Services products with the BlastGard® Technology to offer enhanced blast mitigated products to the ULD marketplace with respect to both existing ULD’s and newly manufactured ULD’s. There are an estimated 600,000 containers in service in the fleet today with approximately 40,000 new units sold each year. Each unit has an average useful life of about 5 years, and we estimate that the total number of units in service will continue to rise over the next 10 years. We are working with the largest ULD container manufacturer in the world to develop a low-cost solution for ‘semi-hardened’ blast mitigation ULD containers that may vastly improve the chances of aircraft survival in the event of a reoccurrence of an airplane explosion in midair as occurred in Lockerbie, Scotland. Initial technical meetings with the primary US flag carriers will commence in August 2006 and should be concluded by late September. Assessment of those meetings will dictate the next steps. In addition, contacts with appropriate levels of the TSA will also guide our immediate commercial efforts in the USA. Contacts with international carriers will follow these initial efforts.

In June 2006, we introduced a new product for Homeland Security. The Pipe-Bomb Mitigator (PBM) is made up of a ring and blanket system that can be rapidly placed, by one person, over any small IED, such as a pipe bomb, grenade, cluster bomblet or 1lb TNT bare charge. The device is designed to defeat a 1/2 pound smokeless powder pipe bomb, the “classic” North American IED threat. The product has been designed to be used by one person and will easily fit in the trunk of a police car, EMT, SWAT, etc, for immediate access by the First Responder to any suspect device scene. The 3” thick BlastWrap lining (the inner wall of the cylinder) has been designed to dramatically reduce the blast pressure and the thermal output of steel pipe bombs. This product will contain all primary, horizontally-moving, lethal fragments from a  1/2 smokeless powder pipe bomb, dramatically reduce blast overpressures and thus reduce damage to people and property, and rapidly extinguish the fireball and eliminate burns or post-blast fires.

In July 2006, we introduced a new product for Airport Security. The BlastGard® Mitigated-Bomb Receptacle (MBR 300) provides airport security personnel with an effective tool, if and when an explosive is discovered. The MBR 300 will dramatically contain and protect against all lethal threats posed by the detonation of an improvised explosive device (IED); namely, primary fragments, secondary fragments, mechanical effects (shock/blast pressure) and thermal effects (contact and radiation burn) from the fireball, afterburn and resultant post-blast fires. If a suspect package or bomb is discovered, the airports need a safe means of securing that package until the bomb squad arrives. The largest and most visible investment made by the Transportation Security Administration (TSA) has been in enhancing the passenger screener force and in massively expanding the number of explosive detection systems (EDS) required to examine checked luggage for bombs. Effective security, therefore, includes not only deterrent and preventive measures but all efforts to mitigate casualties, damage, and disruption. Since deterrence and prevention are sometimes difficult to achieve given the nature of terrorism and the inherent vulnerabilities of public transportation, great emphasis is also placed upon the mitigation of casualties through design of facilities and upon effective, rapid response that ensures safety while minimizing disruption. The MBR 300 is an ideal pre-incident security technology for airport security when dealing with bomb threats and suspicious objects or packages.

The American Public Transportation Association (http://www.apta.com/) (“APTA”) has established a Transit Security Infrastructure Work Group. The focus of the Transit Security Infrastructure Work Group is to develop industry standards for transit related infrastructure. Transit infrastructure is defined as passenger, maintenance and operations facilities, and their related assets; rights-of-way, including tunnels, elevated structures, and bridges; fixed assets, such as track, signals, traction power substations, and interlockings. The Working Group has initially focused on the types, placement, and testing of security conscious trash receptacles. We expect these specifications will be published very soon, which should substantially set apart and enhance our MTR product line. The APTA group also plans to develop industry standards for airport bomb units, which should substantially enhance our MBR product line. These industry standard specifications are important in defining and distinguishing what products are blast-mitigated. BlastGard management was involved in the writing of these specifications as technical members on the committee along with some physicists from Lawrence Livermore National Laboratory, DHS, DOT, various large airports and others.

The November Group, Ltd., per an agreement with Howard Safir, a former board member, serves as an advisor to render strategic and consulting services to us, primarily in connection with the commercialization of our proprietary BlastGard technology, has been working with the Australian Department of Defence’s Defence Science and Technology Organisation (DSTO). DSTO is moving toward testing of the PBM™ as well as the MBR™ and the MTR® in the near future and substantial efforts are underway to attain Australian DoD approval and usage of these unique BlastGard products. In addition, the DSTO is testing BlastWrap® in several classified applications. Additional research and testing, mostly classified, is under way at companies such as SRI International, US Army at Huntsville, AL, Sandia National Laboratory, VSE Corporation, Bell Labs, The Protection Group, the Army Transportation Command, the Redstone Arsenal and others.

In addition, the company is actively involved in pursuit of numerous initiatives as a member of the Department of Defense’s (DoD’s) Defence Ordnance Technology Consortium (DOTC) and the National Warheads and Energetics Consortium (NWEC). Funded projects focusing on IM compliant packaging will be our targeted area for the 2007 year, one in which these organizations are now intensely interested.

Liquidity and Capital Resources.

At June 30, 2006, we had cash of $980,342, working capital of $456,653, an accumulated deficit of $5,628,291 and shareholder deficit of $51,021.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements is expected to be cash generated from operations, raising additional capital from the sale of equity and/or debt securities and/or borrowings under debt facilities. While we recently secured $1,200,000 through a convertible note, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. In this respect, see “Note 1 – Going Concern” in our financial statements contained in our 2005 Form 10-KSB for additional information as to the possibility that we may not be able to continue as a “going concern.”

For the six months ended June 30, 2006, net cash used in operating activities was $375,856 primarily due to our net loss of $894,402. During the six months ended June 30, 2006, we used cash in investing activities to purchase property and equipment of $4,048 and for payment of deferred costs of $18,556. During the six months ended June 30, 2006, net cash was provided by financing activities due to debt proceeds totaling $1,200,000, offset by debt issue costs of $117,000 and principal payments on convertible debt of $65,423. For the six months ended June 30, 2005, net cash used in operating activities was $798,807 primarily due to our net loss of $1,067,075 and an increase in inventory of $372,610 and partially offset by an increase in accounts payable and accruals of $394,208 and stock based compensation of $178,785. During the six months ended June 30, 2005, we used cash in investing activities to purchase property and equipment of $38,889 and for payment of deferred costs of $10,974.

We estimate that we will require $1.8 million to carry out our business plan over the next 12 months. We are not in the process of securing additional financing to continue our operations but expect cash generated from operations. There can be no assurances that such cash generated from operations will occur.

Our monthly cash needs are budgeted to average approximately $150,000 per month, with the following approximate breakdown:

salaries and benefits:	$60,000
consulting, professional fees	$58,000
office overhead	$3,000
travel	$9,000
research and development	$20,000
total	$150,000

To date, we have relied on management’s ability to raise capital through equity private placement financings to fund our operations. While no capital was raised by us in 2005, we raised capital in 2004 and in June 2006 through the following private placement transactions:

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

D. In December 2004, we raised $1,420,000 from five investors in a convertible debt financing, and issued to the investors secured convertible notes due October 31, 2007 and common stock purchase warrants.

The notes each bear an interest rate of 8% per annum. Aggregate monthly payments of 1.2% of the principal amount were due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount were scheduled for payment commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount were scheduled for payment commencing November 1, 2006 through October 31, 2007. Payments are applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007. In June 2006, the holders of the December 2004 debt agreed to modify their rights to receive interest only from June 1, 2006 through May 31, 2007 and thereafter to resume the original payment schedule from June 1, 2007 through the due date of their notes on October 31, 2007. The note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of our common stock at as adjusted conversion price of $.75 per share, subject to further adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. On March 16, 2006, the exercise price of the notes was originally reduced from $1.50 per share to $1.00 per share as we failed to achieve gross revenues of at least $15 million or net profits of at least $1 million for the year ended December 31, 2005 and on June 22, 2006, the conversion price was reduced to $.75 per share.

We can require the holders of the December 2004 debt to convert their notes into shares of common stock if a registration statement for the resale of the underlying shares is effective and the common stock has traded above $2.50 per shares for ten consecutive days. The amount that the holders can be required to convert is limited to the aggregate dollar volume traded over the past seven trading days (pro-rated among all holders), but no holder is required to convert an amount that result in the holder becoming the beneficial owner of more than 4.99% of the outstanding common stock on the date of conversion. The notes are secured by all of the assets of BlastGard® International, Inc, and its wholly-owed subsidiary, BlastGard Technologies, Inc., until the notes have been fully paid or fully converted into common stock.

Also in connection with the December 2004 debt, we issued the note holders two types of warrants to acquire shares of our common stock. We issued to the investors “Class A” Common Stock Purchase Warrants which entitle the investors to acquire an aggregate of 473,336 shares of our common stock currently exercisable at a price of $1.00 per share through December 2009 and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

We also issued to the investors “Class B” Common Stock Purchase Warrants entitling them to acquire an aggregate of 141,999 shares of our common stock currently exercisable at a price of $1.50 per share through December 2007 and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

Andrew Garrett, Inc., acted as placement agent in this transaction. The placement agent was paid a cash fee of $99,400, which represented 7% of the gross proceeds. Andrew Garrett is also entitled to a 5% fee upon exercise of warrants by the investors, if any. We also issued the placement agent a warrant to acquire an aggregate of 82,834 shares of our common stock currently exercisable at a price of $1.00 per share, and a warrant to acquire 4,970 shares of our common stock currently exercisable at a price of $1.50 per share. The placement agent’s warrants are exercisable for a period of five years and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

E. In December 2004, we raised $1,020,000 from one investor by selling 680,000 shares of restricted common stock (at $1.50 per share) to one investor, and we also issued to the investor a “Class B” common stock purchase warrant to acquire 100,000 shares of common stock currently exercisable at a price of $1.50 per share. Basic Investors, Inc., acted as placement agent in this transaction. The placement agent was paid a cash fee of $132,600, which represents 13% of the gross proceeds.

For all of the transactions described above in D and E above, we agreed to file a registration statement to register all of the shares of common stock issued, and the shares of common stock underlying the convertible notes and the warrants for resale by the holders, which registration statement became effective on August 10, 2005, with a post-effective amendment to the registration statement which became effective on May 17, 2006.

F. On June 22, 2006, we entered into a series of simultaneous transactions with two investors, whereby we borrowed an aggregate principal amount of $1,200,000 due June 22, 2008 and issued to the investors subordinated convertible 8% notes (secured by the assets of our company and subsidiary) and we issued the following series of warrants:

(i)	Five-year Class C warrants to purchase an aggregate of 1,200,000 shares exercisable at $1.00 per share;

(ii)	Five-year Class D warrants to purchase an aggregate of 1,200,000 shares exercisable at $1.50 per share;

(iii)	Five-year Class E warrants to purchase an aggregate of 600,000 shares exercisable at $2.00 per share; and

(iv) Five-year Class F warrants to purchase an aggregate of 1,066,666 shares exercisable at $.75 per share. The class F warrants are redeemable at a nominal price under certain circumstances if the volume weighted average price for our common stock is at least $1.10 for ten consecutive trading days. The Class C warrants, Class D warrants, Class E warrants and Class F warrants contain anti-dilution protection in the case of stock splits, dividends, combinations, reclassifications and the like and in the event that we sell common stock below the applicable exercise price. The warrants also contain immediate registration rights and cashless exercise provisions in the event that there is no current registration statement commencing one year after issuance. An additional 666,667 Class F warrants were issued in connection with this transaction to the holders of our December 2004 debt to consent to this financing transaction and to agree to modify certain of their existing rights.

The notes issued on June 22, 2006 bear an interest rate of 8% per annum, payable quarterly in arrears, in stock or cash at our discretion, in registered Common Stock, at 90% of the average of the 10 days volume weighted average price immediately prior to the interest payment date as long as the stock price is not below the conversion price of $.75 per share.

Each holder of the June 2006 debt has the right, at its option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of our common stock at a conversion price of $.75 per share, subject to adjustment for dividends, stock splits, combinations, reclassifications and the like or in the event we issue shares of common stock for consideration of less than the conversion price. In the event of default, the June 2006 debt can be called by the note holders at 115% of the outstanding principal amount (200% in the case of a change in control) plus accrued and unpaid interest.

Source Capital Group, Inc. acted as a finder in connection with this transaction. Source Capital was paid 25,000 shares of restricted common stock, a cash fee of $72,000, which represents 6% of the gross proceeds and a 6% fee of each class of warrants issued in connection with the June 2006 debt financing, which warrants were issued by us and not deducted from those issued to any other party.

Our recent debt and equity financings are described above. We have in the past and currently relied principally on external financing to maintain our company as a going concern. All of our assets have been used as collateral to secure our indebtedness. Among the many risks of our business and an investment in our company, is the possibility that we will not be able to meet our obligations as they come due and remain as a going concern. While management believes that the net proceeds from our recently completed June 2006 debt financing, plus cash flow from operations will be sufficient to meet our obligations over the next 12 to 15 months and to remain a going concern, we can provide no assurances in this regard.

We have agreed to file a registration statement to register for resale by the holders of the June 2006 debt, the number of shares of common stock issuable to them upon conversion of their notes and exercise of their warrants, as well as to register for resale by Source Capital and the holders of the December 2004 debt, the shares of common stock issuable upon exercise of their newly granted warrants.

Event of Default

An event of default occurred on March 20, 2005 with respect to the holders of the December 2004 debt and class A and class B warrants because a registered statement for the resale of the shares underlying the notes and warrants was not declared effective by the SEC by that date, as required by our agreement with the note holders. The SEC declared our Registration Statement on Form SB-2 effective on August 10, 2005. As a result, our convertible promissory notes are no longer in default. However, as a result of the default, we recorded $38,943 of additional default interest and $11,127 in default penalties.

Modification and Waiver Agreement

Pursuant to a Modification and Waiver Agreement dated as of December 6, 2005, the December 2004 note holders and us agreed that they would waive exercising their remedies and rights available to them for events of default only as they relate to the late filing and effectiveness of the Registration Statement, including the right to receive liquidated damages and the non-payment of principal amounts of the notes and interest due through December 31, 2005, including the right to receive the default interest rate of 15% in lieu of 8% per annum. These waivers by the December 2004 note holders of their rights and remedies saved us approximately $50,069 in liquidated damages and default interest. In consideration of these waivers, we agreed to issue 314,280 restricted shares of our common stock in exchange for the conversion of principal amounting to $34,080 and accrued interest totaling $123,064 through December 31, 2005 at a conversion rate of $.50 per share. By virtue of the Modification and Waiver Agreement, the December 2004 note holders have also agreed that an event of default has not occurred and the effect of this is to reinstate the non-current portion of the notes payable to long-term debt due October 31, 2007. The aforementioned 314,288 shares were granted piggy-back registration rights and are available for sale as restricted securities in accordance with the requirements of Rule 144 of the Securities Act of 1933, as amended. See “Notes to Financial Statements.”

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On May 25, 2004, we entered into an agreement with Prisma Capital Markets, LLC, appointing Prisma as an exclusive distributor of our products in Kuwait. Prisma also agreed to arrange for, and pay the costs and expenses related to, the testing and demonstration of our products in Kuwait, in exchange for 300,000 shares of restricted common stock of our company. We also granted Prisma warrants entitling Prisma to purchase up to 4,401,720 shares of Common Stock of our company at an exercise price of $2.062 per share, which would be exercisable only upon Prisma’s meeting various sales goals totaling $30,000,000 in sales. In July 2004, we notified Prisma that the agreement was cancelled due to Prisma’s failure to arrange for the testing of our products in Kuwait, and demanded the return of the certificates representing the common stock and the warrants. In February 2005, we filed a lawsuit against Prisma in the Supreme Court of the State of New York, County of New York, for breach of contract, and demanded the return of the securities issued to Prisma and $100,000 in actual damages. In February 2006, we were granted a motion for summary judgment in our favor and are waiting for a court order in order to cancel the 300,000 shares from our books and records and in July 2006, the court order was issued and the 300,000 shares were canceled from our books and records.

Verde Litigation

On September 12, 2005, we were served with a lawsuit that was filed in the Second Judicial District Court in Washoe County, Nevada as case number CV-05-02072. The plaintiff in the lawsuit was Verde Partners Family Limited Partnership (“Verde”). The lawsuit makes a variety of claims and contends that the Company and certain officers of the Company misappropriated certain technology, including two patents, and seeks damage “in excess of $10,000”. The action was removed to federal court in Nevada. We filed a motion to have the case dismissed as to BlastGard International, Inc., and all other defendants, for lack of personal jurisdiction. There was also a motion for a more definite statement in that three of the claims by Verde are conclusory, vague and ambiguous.

On July 14, 2006, the United States District Court rendered its decision in this case. It was ordered and adjudged that the motion to dismiss the individual defendants and the motion to dismiss the BlastGard defendants was granted. Defendants’ motion for a more definite statement is moot. The Court entered judgment on July 17, 2006 in favor of all Defendants and against the Plaintiff. The Plaintiff has 30 days from the date of the judgment (July 17) to file a notice of appeal.

On July 19, 2006, we filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida. The Defendants in the lawsuit are Sam Gettle, Guy Gettle and Verde Partners Family Limited Partnership (“Verde”). The lawsuit contends that the Defendants have committed defamatory acts against BlastGard International and its products. The lawsuit also asks for a declaration that BlastGard International is not liable for the acts complained of in the Nevada action. On BlastGard’s affirmative claims for defamation, the Florida action seeks injunctive relief and damages in excess of $15,000, exclusive of attorney’s fees and costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 22, 2006, we entered into a series of simultaneous transactions with two investors, whereby we borrowed an aggregate principal amount of $1,200,000 due June 22, 2008 and issued to the investors subordinated convertible 8% notes (secured by the assets of our company and subsidiary) and we issued the following series of warrants:

(i)	Five-year Class C warrants to purchase an aggregate of 1,200,000 shares exercisable at $1.00 per share;

(ii)	Five-year Class D warrants to purchase an aggregate of 1,200,000 shares exercisable at $1.50 per share;

(iii)	Five-year Class E warrants to purchase an aggregate of 600,000 shares exercisable at $2.00 per share; and

(iv)

Five-year Class F warrants to purchase an aggregate of 1,066,666 shares exercisable at $.75 per share. The class F warrants are redeemable at a nominal price under certain circumstances if the volume weighted average price for our common stock is at least $1.10 for ten consecutive trading days. The Class C warrants, Class D warrants, Class E warrants and Class F warrants contain anti-dilution protection in the case of stock splits, dividends, combinations, reclassifications and the like and in the event that we sell common stock below the applicable exercise price. The warrants also contain immediate registration rights and cashless exercise provisions in the event that there is no current registration statement commencing one year after issuance. An additional 666,667 Class F warrants were issued in connection with this transaction to the holders of our December 2004 debt to consent to this financing transaction and to agree to modify certain of their existing rights.

The notes issued on June 22, 2006 bear an interest rate of 8% per annum, payable quarterly in arrears, in stock or cash at our discretion, in registered Common Stock, at 90% of the average of the 10 days volume weighted average price immediately prior to the interest payment date as long as the stock price is not below the conversion price of $.75 per share.

Each holder of the June 2006 debt has the right, at its option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of our common stock at a conversion price of $.75 per share, subject to adjustment for dividends, stock splits, combinations, reclassifications and the like or in the event we issue shares of common stock for consideration of less than the conversion price. In the event of default, the June 2006 debt can be called by the note holders at 115% of the outstanding principal amount (200% in the case of a change in control) plus accrued and unpaid interest.

Source Capital Group, Inc. acted as a finder in connection with this transaction. Source Capital was paid 25,000 shares of restricted common stock, a cash fee of $72,000, which represents 6% of the gross proceeds and a 6% fee of each class of warrants issued in connection with the June 2006 debt financing, which warrants were issued by us and not deducted from those issued to any other party.

In connection with the completion of the June 2006 financing, we issued to members of the law firm of Morse & Morse, PLLC, five-year warrants to purchase an aggregate of 80,000 shares exercisable at $1.00 per share, subject to adjustment for stock splits, stock dividends, combinations, reclassifications and the like.

Exemption from registration is claimed from the sale of the foregoing securities pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On July 1, 2006, Howard Safir resigned as a member on the board of directors due to demands of his numerous business and personal commitments and is no longer able to serve on our Board.

On July 17, 2006, our blast-mitigating technology BlastWrap and our BlastGard Mitigating Trash Receptacles (MTR) were designated as Qualified Anti-Terrorism Technologies (QATT) and placed on the “Approved Products List for Homeland Security.” The Company was issued the “Designation” and “Certification” for its technology by the Department of Homeland Security (DHS) under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (the SAFETY ACT). The SAFETY ACT “Designation” and “Certification” are intended to support effective technologies aimed at preventing, detecting, identifying, or deterring acts of terrorism, or limiting the harm that such acts might otherwise cause. The criteria technologies must meet to be awarded “Designation” and “Certification” status include: the availability of the technology for immediate deployment in public and private settings; the magnitude of risk exposure to the public if the technology is not deployed; the evaluation of scientific studies being feasibly conducted to assess the technology’s capability to substantially reduce risks of harm; and the technology’s effectiveness in facilitating the defense against acts of terrorism. A press release was issued on July 24, 2006.

On August 2, 2006, Arnold Burns was appointed to fill a vacancy on the board of directors. Since January 2004, Mr. Arnold Burns has been Chairman of the QuanStar Group, LLC. A graduate with distinction from Union College and Cornell Law School, Mr. Burns volunteered for service as an enlisted man in the United States Army. After less than a year he became a commissioned officer in the Judge Advocate General’s Corps. Mr. Burns was separated from the Service as a Captain. After serving his country, Mr. Burns began the practice of law with the New York firm Dewey Ballantine. Mr. Burns left to found and to build his own law firm, which bore his name and which grew to become a diversified full service firm of over 100 lawyers. The firm specialized in finding growing companies and assisting them in their growth by providing a wide variety of legal and corporate counseling services.

In 1985 Arnold Burns was appointed by President Ronald Reagan Associate and shortly thereafter Deputy Attorney General of the United States. As Chief Operating Officer of the Department of Justice he was responsible for managing thousands of professional and administrative employees and a multimillion dollar budget. Upon leaving the government he joined the firm of Proskauer Rose, which he, as a senior Partner, helped build to one of the most prominent law firms of today. After being a practicing lawyer for over 45 years, Arnie left the law firm January 1999 to begin a new career as a Managing Director of Arnhold and S. Bleichroeder, Inc., a 200-year-old international investment banking firm offering corporate finance activities, capital market services and institutional asset management. In January, 2004, Mr. Burns and Mark Sirangelo co-founded The QuanStar Group.

Mr. Burns has been deeply committed to philanthropic activities and, among many other posts, has served as Chairman of Union College, Chairman of Freedoms Foundation at Valley Forge, Chairman of Boys & Girls Clubs of America, Chairman of the International Centre for Missing & Exploited Children, and Chairman of the Council for Unity.

Mr. Burns was granted a five-year Non-Statutory Stock Option to purchase 100,000 shares of the Corporation’s Common Stock at an exercise price of $1.00 per share. The Option granted contains cashless exercise provisions and shall vest 50% on the date of grant and the remaining 50% shall vest on August 3, 2007, it being understood that the Options that shall vest on August 3, 2007 shall terminate in the event that the holder is no longer serving as a director of our Company at anytime between the date of grant and August 3, 2007, subject to our Board’s right to accelerate the vesting date of the Option.

Item 6. Exhibits

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.8	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

4.01	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.02	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

4.03	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.03 of the current report on Form 8-K filed December 3, 2004.)

4.04	Form of Class B Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.04 of the current report on Form 8-K filed December 3, 2004.)

4.05	Form of Common Stock Purchase Warrant issued to Andrew Garrett, Inc. (Placement Agent). (Incorporated by reference to exhibit 4.05 of the current report on Form 8-K filed December 3, 2004.)

4.06	Security and Pledge Agreement between the Company and Barbara Mittman as collateral agent for the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.06 of the current report on Form 8-K filed December 3, 2004.)

4.07	Security and Pledge Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.07 of the current report on Form 8-K filed December 3, 2004.)

4.08	Collateral Agent Agreement among the Company, Barbara Mittman (the collateral agent) and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.08 of the current report on Form 8-K filed December 3, 2004.)

4.09	Guaranty Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.09 of the current report on Form 8-K filed December 3, 2004.)

99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1 to the Company’s annual report on Form 10-KSB dated December 31, 2005).

99.2	Form of Securities Purchase Agreement, dated June 22, 2006. (Incorporated by reference to exhibit 99.2 of the current report on Form 8-K filed June 23, 2006.)

99.3	Form of Registration Rights Agreement, dated June 22, 2006. (Incorporated by reference to exhibit 99.3 of the current report on Form 8-K filed June 23, 2006.)

99.4	Form of Security Agreement, dated June 22, 2006. (Incorporated by reference to exhibit 99.4 of the current report on Form 8-K filed June 23, 2006.)

99.5	Form of Subsidiary Guarantee, dated June 22, 2006. (Incorporated by reference to exhibit 99.5 of the current report on Form 8-K filed June 23, 2006.)

99.7	Form of Amended and Restated Second Modification and Waiver Agreement between BlastGard International, Inc. and the December 2004 Convertible Debenture Note holders, dated June 22, 2006. (Incorporated by reference to exhibit 99.7 of the current report on Form 8-K filed June 23, 2006.)

99.8	Form of Debenture, dated June 22, 2006. (Incorporated by reference to exhibit 99.8 of the current report on Form 8-K filed June 23, 2006.)

99.9	Form of Warrant (C, D, E & F), dated June 22, 2006. (Incorporated by reference to exhibit 99.9 of the current report on Form 8-K filed June 23, 2006.)

99.10	Form of SPA Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.10 of the current report on Form 8-K filed June 23, 2006.)

99.11	Form of Security Agreement Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.11 of the current report on Form 8-K filed June 23, 2006.)

99.12	Form of Subsidiary Guarantee Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.12 of the current report on Form 8-K filed June 23, 2006.)

99.13	Form of Registration Rights Agreement Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.13 of the current report on Form 8-K filed June 23, 2006.)

99.14	Form of Modification and Warrant Agreement between BlastGard International, Inc. and Andrew Garrett warrant holders, dated June 22, 2006. (Incorporated by reference to exhibit 99.14 of the current report on Form 8-K filed June 23, 2006.)

99.15	Form of Modification and Warrant Agreement between BlastGard International, Inc. and Argyll Equities, LLC, dated June 22, 2006. (Incorporated by reference to exhibit 99.15 of the current report on Form 8-K filed June 23, 2006.)

99.16	Form of First Modification and Waiver Agreement between BlastGard International, Inc. and the June 2006 Convertible Debenture Note holders, dated as of July 20, 2006. (Filed Herewith)

99.17	Form of Second Modification and Waiver Agreement between BlastGard International, Inc. and Argyll Equities, dated as of July 20, 2006. (Filed Herewith)

99.18	Form of Second Modification and Waiver Agreement between BlastGard International, Inc. and Andrew Garrett warrant holders, dated as of July 20, 2006. (Filed Herewith)

99.19	Form of Third Modification and Waiver Agreement between BlastGard International, Inc. and the December 2004 Convertible Debenture Note holders, dated as of July 20, 2006. (Filed Herewith)

99.20	Press release dated August 10, 2006. (Filed herewith.)

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.16	Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455).)

10.17	Alliance Agreement with Centerpoint Manufacturing, Inc. dated October 25, 2004. (Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-QSB dated March 31, 2006).

10.18	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.19	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006.)

21.1	List of subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-KSB dated December 31, 2005).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: August 10, 2006	By:	/s/ James F. Gordon
James F. Gordon, Chief Executive Officer

Dated: August 10, 2006	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
2.4	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.8	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

4.01	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.02	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

4.03	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.03 of the current report on Form 8-K filed December 3, 2004.)

4.04	Form of Class B Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.04 of the current report on Form 8-K filed December 3, 2004.)

4.05	Form of Common Stock Purchase Warrant issued to Andrew Garrett, Inc. (Placement Agent). (Incorporated by reference to exhibit 4.05 of the current report on Form 8-K filed December 3, 2004.)

4.06	Security and Pledge Agreement between the Company and Barbara Mittman as collateral agent for the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.06 of the current report on Form 8-K filed December 3, 2004.)

4.07	Security and Pledge Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.07 of the current report on Form 8-K filed December 3, 2004.)

4.08	Collateral Agent Agreement among the Company, Barbara Mittman (the collateral agent) and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.08 of the current report on Form 8-K filed December 3, 2004.)

4.09	Guaranty Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.09 of the current report on Form 8-K filed December 3, 2004.)

99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1 to the Company’s annual report on Form 10-KSB dated December 31, 2005).

99.2	Form of Securities Purchase Agreement, dated June 22, 2006. (Incorporated by reference to exhibit 99.2 of the current report on Form 8-K filed June 23, 2006.)

99.3	Form of Registration Rights Agreement, dated June 22, 2006. (Incorporated by reference to exhibit 99.3 of the current report on Form 8-K filed June 23, 2006.)

99.4	Form of Security Agreement, dated June 22, 2006. (Incorporated by reference to exhibit 99.4 of the current report on Form 8-K filed June 23, 2006.)

99.5	Form of Subsidiary Guarantee, dated June 22, 2006. (Incorporated by reference to exhibit 99.5 of the current report on Form 8-K filed June 23, 2006.)

99.7	Form of Amended and Restated Second Modification and Waiver Agreement between BlastGard International, Inc. and the December 2004 Convertible Debenture Note holders, dated June 22, 2006. (Incorporated by reference to exhibit 99.7 of the current report on Form 8-K filed June 23, 2006.)

99.8	Form of Debenture, dated June 22, 2006. (Incorporated by reference to exhibit 99.8 of the current report on Form 8-K filed June 23, 2006.)

99.9	Form of Warrant (C, D, E & F), dated June 22, 2006. (Incorporated by reference to exhibit 99.9 of the current report on Form 8-K filed June 23, 2006.)

99.10	Form of SPA Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.10 of the current report on Form 8-K filed June 23, 2006.)

99.11	Form of Security Agreement Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.11 of the current report on Form 8-K filed June 23, 2006.)

99.12	Form of Subsidiary Guarantee Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.12 of the current report on Form 8-K filed June 23, 2006.)

99.13	Form of Registration Rights Agreement Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.13 of the current report on Form 8-K filed June 23, 2006.)

99.14	Form of Modification and Warrant Agreement between BlastGard International, Inc. and Andrew Garrett warrant holders, dated June 22, 2006. (Incorporated by reference to exhibit 99.14 of the current report on Form 8-K filed June 23, 2006.)

99.15	Form of Modification and Warrant Agreement between BlastGard International, Inc. and Argyll Equities, LLC, dated June 22, 2006. (Incorporated by reference to exhibit 99.15 of the current report on Form 8-K filed June 23, 2006.)

99.16	Form of First Modification and Waiver Agreement between BlastGard International, Inc. and the June 2006 Convertible Debenture Note holders, dated as of July 20, 2006. (Filed Herewith)

99.17	Form of Second Modification and Waiver Agreement between BlastGard International, Inc. and Argyll Equities, dated as of July 20, 2006. (Filed Herewith)

99.18	Form of Second Modification and Waiver Agreement between BlastGard International, Inc. and Andrew Garrett warrant holders, dated as of July 20, 2006. (Filed Herewith)

99.19	Form of Third Modification and Waiver Agreement between BlastGard International, Inc. and the December 2004 Convertible Debenture Note holders, dated as of July 20, 2006. (Filed Herewith)

99.20	Press release dated August 10, 2006. (Filed herewith.)

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.12	Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.13	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.14	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.15	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.16	Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455).)

10.17	Alliance Agreement with Centerpoint Manufacturing, Inc. dated October 25, 2004. (Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-QSB dated March 31, 2006).

10.18	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.19	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006.)

21.1	List of subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-KSB dated December 31, 2005).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).