Form 10QSB
period 2006-09-30
BLASTGARD INTERNATIONAL INC
filed 2006-11-14
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [  ]     No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 31, 2006, the issuer had 22,110,913 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [  ]     No [X]

INDEX

Page

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed balance sheet, September 30, 2006 (unaudited)	F-1

Condensed statements of operations, three and nine months ended
September 30, 2006 and 2005 (unaudited)	F-2

Condensed statements of cash flows, nine months ended September 30, 2006 and 2005
(unaudited)	F-3

Notes to condensed financial statements (unaudited)F-4	F-4

Item 2. Management’s Plan of Operation.	1

Item 3. Controls and Procedures	9

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 2. Changes in Securities and Use of Proceeds	10

Item 3. Defaults upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	12

Signatures	17

Condensed Balance Sheet
(Unaudited)
September 30, 2006
Assets
Current assets:
Cash	$331,484
Receivables:
Trade	5,798
Other	6,250
Inventory	9,646
Prepaid expenses	19,113
Total current assets	372,291
Property and equipment, net	44,270
Other assets:
Debt issue costs (Notes 4 and 5)	263,492
Deferred costs	65,830
Deposits	89,799
$835,682
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities on convertible notes payable (Note 4)	$316,919
Indebtedness to related parties (Note 2)	1,636
Accounts payable	6,146
Derivative liability (Note 6)	353,600
Total current liabilities	678,301
Long-term debt:
Convertible notes payable, less current maturities, net of
unamortized discount of $412,336 (Note 4)	591,242
Subordinated, convertible notes payable, net of unamortized
discount of $968,835 (Note 5)	231,165
Total liabilities	1,500,708
Commitments and contingencies (Note 8)	—
Shareholders’ deficit (Note 7):
Preferred stock, $001 par value; 1,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $001 par value; 100,000,000 shares authorized,
22,110,913 shares issued and outstanding…	22,111
Additional paid-in capital	5,649,901
Retained deficit	(6,337,038)
Total shareholder’s deficit…	(665,026)
$835,682

Condensed Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Sales	$4,406	$481,129	$867,741	$482,772
Cost of goods sold…	7,453	320,952	670,706	321,161
Gross profit	(3,047)	160,177	197,035	161,611
Operating expenses:
Stock-based compensation (Note 7):
Consulting	—	38,800	6,750	163,800
Legal	—	—	27,360	—
Granted stock options	94,742	2,068	193,038	55,853
General and administrative	491,905	325,401	1,107,211	936,436
Research and development	74,514	87,167	102,965	196,873
Depreciation and amortization	6,901	6,673	20,872	18,466
Total operating expenses	668,062	460,109	1,458,196	1,371,428
Operating loss	(671,109)	(299,932)	(1,261,161)	(1,209,817)
Non-operating income/(expense):
Loss on disposal of assets	—	—	(863)	—
Loss on derivative liability (Note 6)	246,400	—	78,400	—
Interest income	7,397	5,103	9,980	22,676
Rental income	750	1,600	3,750	4,000
Interest expense (Notes 4 and 5):
Amortized debt issue costs	(42,901)	(13,806)	(70,515)	(41,420)
Amortized debt discount	(198,460)	(28,518)	(255,496)	(85,553)
Default penalty and interest	—	(14,356)	—	(50,070)
Other	(50,824)	(28,400)	(107,244)	(85,200)
Loss before income taxes	(708,747)	(378,309)	(1,603,149)	(1,445,384)
Income tax provision (Note 3)	—	—	—	—
Net loss	$(708,747)	$(378,309)	$(1,603,149)	$(1,445,384)
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.07)	$(0.07)
Basic and diluted weighted average
common shares outstanding	22,073,413	21,963,292	22,269,246	21,879,736

Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,603,149)	$(1,445,384)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	91,387	59,886
Stock-based compensation (Note 5)	34,110	55,853
Stock options granted for services	193,038	163,800
Discount on convertible notes payable (Note 4)	255,496	85,553
Gain on derivative liability	(78,400)	—
Loss on disposal of assets	863	—
Changes in operating assets and liabilities:
Accounts receivable	193,495	(483,242)
Inventory	4,853	(260,037)
Other operating assets	(74,200)	(25,992)
Accounts payable and accruals	(16,364)	469,869
Indebtedness to related party	1,636	5,213
Net cash used in
operating activities	(997,235)	(1,374,481)
Cash flows from investing activities:
Payments for deferred costs	(45,322)	(14,323)
Purchases of property and equipment	(4,761)	(46,449)
Net cash used in
investing activities	(50,083)	(60,772)
Cash flows from financing activities:
Proceeds from issuance of debt (Note 5)…	1,200,000	—
Proceeds from related party advances (Note 2)	105,000	—
Payments for related party advances (Note 2)	(105,000)	—
Payments for debt principal	(65,423)	—
Payments for debt issue costs	(117,000)	—
Net cash provided by
financing activities	1,017,577	—
Net change in cash	(29,741)	(1,435,253)
Cash, beginning of period	361,225	1,821,288

Cash, end of period	$331,484	$386,035
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$107,244	$135,270
Income taxes	$—	$—

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

Note 2:  Related Party Transactions

During the nine months ended September 30, 2006, an officer advanced the Company $105,000 for working capital, which was repaid prior to June 30, 2006.  The advances carried no interest rate.

Note 3:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in no income taxes.

Note 4:  Convertible Notes Payable

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors collateralized convertible promissory notes and common stock purchase warrants.  The Company’s convertible promissory notes payable consist of the following at September 30, 2006:

$1,000,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
discount of $289,434	$640,493
$200,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
discount of $57,887	128,098
$100,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
discount of $28,944	64,049
$100,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
discount of $28,944	64,049
$20,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
discount of $7,128	11,472
908,161
Less: current maturities	(316,919)
$591,242

Each note carries a default interest rate of 15% per annum. Aggregate monthly payments of 1.2% of the principal amount were due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount were due commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount were due commencing November 1, 2006 through October 31, 2007. However, as a result of the June 22, 2006 debt financing, the payment arrangements were modified. Monthly payments of interest only (8%) based on the principal amount is due commencing June 1, 2006 through May 31, 2007, and then aggregate monthly payments of 6% of the principal amount is due commencing June 1, 2007 through October 31, 2007. Payments will be applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007.  All accrued interest had been paid in full as of September 30, 2006.

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

Warrants

The fair value of detachable Class “A” and Class “B” warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable.  The discount is amortized over the life of the debt.  As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value ($1,320,497 at September 30, 2006).

As part of a debt financing conducted in June 2006 (see Note 5), the Company revised the exercise prices on the above warrants and issued 666,667 additional warrants.  The exercise price on the 473,336 Class “A” warrants was reduced from $2.09 to $1.00 per share.  The exercise price on the 141,999 Class “B” warrants was reduced from $3.00 to $1.50 per share.  These warrants were revalued as follows:

Original fair value of Class "A" warrants, December 2, 2004		$291,102
Original fair value of Class "B" warrants, December 2, 2004		41,605
Total original value of warrants, December 2, 2004			$332,707

Fair value of original Class "A" warrants, June 22, 2006	$(117,861)
Fair value of original Class "B" warrants, June 22, 2006	(8,520)
Total fair value of original warrants, June 22, 2006		(126,381)

Fair value of revised Class "A" warrants	$153,834
Fair value of revised Class "B" warrants	18,177
Total fair value of revised warrants, June 22, 2006		172,011

Net increase in revised Class "A" and "B" warrants			45,630

Total revised value of Class "A" and "B" warrants			$378,337

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

The initial discount recorded on the convertible promissory notes totaled $332,707.  Following the revaluation of the Class “A” and “B” warrants and the issuance of the Class “F” warrants, the total discount related to the convertible promissory notes increased to $653,004.  As of September 30, 2006, $240,668 of the discount was amortized to interest expense, reducing the balance of the unamortized discount to $412,336.  Amortization expense on the debt discount totaled $117,091 for the nine months ended September 30, 2006.

Debt issue costs

The Company paid its debt placement agent and its attorney a total of $112,370 and issued detachable Class “A” and “B” warrants in connection with the issuance of the convertible promissory notes.  The original fair value of the warrants totaled $48,709, but increased to $55,342 following the revaluation discussed above.  The sum of the payments and the fair value of the warrants, resulted in total debt issue costs of $167,712.  Amortization resulting from the debt issue costs is charged to interest expense.  Accumulated amortization and amortization expense of the debt issue costs totaled $102,493 and $42,664 as of and for the nine months ended September 30, 2006, respectively.

The convertible debt discount and related debt issue costs are expected to amortize over the next two years as follows:

	Debt	Debt Issue
December 31,	Discount	Costs	Totals
2006	$ 117,092	$ 15,051	$ 132,143
2007	295,244	50,168	345,412
	$ 412,336	$ 65,219	$ 477,555

Note 5:  Subordinated Convertible Notes Payable

On June 22, 2006, the Company entered into agreements to borrow an aggregate principal amount of $1,200,000 and to issue to the investors subordinated, convertible promissory notes and common stock purchase warrants.  The Company’s subordinated, convertible promissory notes payable consist of the following at September 30, 2006:

$600,000 subordinated, convertible promissory note
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $484,418	$115,582
$600,000 subordinated, convertible promissory note
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $484,417	115,583
231,165
Less: current maturities	-
$231,165

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

Principal balance of the notes	$ 1,200,000
Less debt discounts:
Fair value of warrants (below)	(675,240)
Fair value of conversion option (Note 6)	(432,000)
Plus amortization of discounts	138,405
Carrying value at September 30, 2006	$ 231,165

Warrants

In connection with the subordinated, convertible promissory notes, the Company issued note holders the following warrants to purchase shares of its common stock:

				Relative
	Number	Exercise	Fair	Fair
Description	Issued	Price	Value	Value
Class "C" warrants	1,200,000	$1.00	$0.392	$0.171
Class "D" warrants	1,200,000	$1.50	$0.360	$0.157
Class "E" warrants	600,000	$2.00	$0.337	$0.147
Class "F" warrants	1,066,666	$0.75	$0.412	$0.180
	4,066,666

The warrants are exercisable for a period of five years.

The fair value for the warrants granted in association with the subordinated, convertible debt was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:|

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

Debt issue costs

The Company paid its debt placement agent and attorney a total of $117,000 in connection with the issuance of the subordinated, convertible promissory notes.  In addition, the Company issued the placement agent common stock purchase warrants as follows:

	Number	Exercise	Fair
Description	Issued	Price	Value
Class "C" warrants	72,000	$1.00	$0.392
Class "D" warrants	72,000	$1.50	$0.360
Class "E" warrants	36,000	$2.00	$0.337
Class "F" warrants	104,000	$0.75	$0.412
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

The subordinated, convertible debt discounts and related debt issue costs are expected to amortize over the next two years as follows:

		Debt	Debt Issue
December 31,		Discount	Costs	Totals
	2006	$138,405	$28,680	$167,085
	2007	553,620	113,062	666,682
	2008	276,810	56,561	333,341

$968,835	$198,273	$1,167,108

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

		Number of Shares
		In Which The
	Derivative	Derivative Liability
	Liability	Can Be Settled
Embedded conversion feature, June 22, 2006	$432,000	1,600,000
Embedded conversion feature, September 30, 2006	$353,600	1,600,000

The gain on the derivative liability totaled $78,400 for the nine months ended September 30, 2006.

Note 7:  Shareholders’ Deficit

Common stock issuances

On February 23, 2006, the Company issued 25,000 shares of its common stock in exchange for business advisory services.  The transaction was valued at the fair value of the common stock issued, or $.27 per share.  Stock-based compensation expense of $6,750 was recognized in the accompanying financial statements for the nine months ended September 30, 2006.

On July 6, 2006, the Company canceled 300,000 shares of its common stock in exchange for business advisory services.  The cancellation of these shares relate to the May 25, 2004 agreement with Prisma Capital Markets, LLC (see Note 8). In February 2005, the Company filed a lawsuit against Prisma in the Supreme Court of the State of New York, County of New York, for breach of contract, and demanded the return of the securities issued to Prisma and $100,000 in actual damages.  In February 2006, the Company was granted a motion for summary judgment in its favor.  On July 6, 2006, the Company received a court order declaring the cancellation of the 300,000 shares.

On August 2, 2006, the Company’s Board of directors authorized the issuance of 75,000 shares of its common stock in exchange for investor relation services.  The transaction was valued at the fair value of the common stock issued, or $.43 per share.  Stock-based compensation expense of $32,250 was recognized in the accompanying financial statements for the nine months ended September 30, 2006.

Options granted to non-employees, accounted for under the fair value method

An additional 7,500 stock options granted to non-employees in prior years, vested during the nine months ended September 30, 2006.  Compensation related to the vested options totaled $5,288 and has been recorded as stock-based compensation in the accompanying condensed financial statements.

On June 6, 2006, the Company granted its attorneys options to purchase an aggregate of 80,000 shares of the Company’s common stock at an exercise price of $1.00 per share.  The options vested on the date of grant and expire on June 5, 2011.  The quoted market price of the stock was $0.71 per share on the grant date.  The Company valued the options at $.342 per share, or $27,360, which has been recorded as stock-based compensation in the accompanying financial statements for the nine months ended September 30, 2006.

On August 9, 2006, the Company granted a consultant an option to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $1.00 per share.  The options vest based on the successful acquisition of media coverage and expire on August 10, 2011.  The quoted market price of the stock was $0.51 per share on the grant date.  The Company valued the options at $.357 per share, or $71,400; however, none of this amount has been recorded as stock-based compensation.  Stock-based compensation will be recorded only if/when the terms of the agreement are satisfied and the options have vested.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.86% to 4.99%
Dividend yield	0.00%
Volatility factor	104.21%
Weighted average expected life	2 to 5 years

Options granted to employees, accounted for under the intrinsic value method

An additional 205,250 stock options granted to employees in prior years, vested during the nine months ended September 30, 2006.  Compensation related to the vested options totaled $145,406 and has been recorded as stock-based compensation in the accompanying condensed financial statements.

On August 2, 2006, the Company granted a director an option to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.00 per share.  The options vest as follows: 50,000 on the date of grant and 50,000 on August 3, 2007.  The options expire on August 1, 2011.  The quoted market price of the stock was $0.51 per share on the grant date.  The Company valued the options at $.357 per share, or $35,700. As of September 30, 2006, $20,825 of the options had vested and has been recorded as stock-based compensation in the accompanying financial statements for the nine months ended September 30, 2006.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.88%
Dividend yield	0.00%
Volatility factor	104.21%
Weighted average expected life	5 years

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

	Nine Months Ended
	September 30,
	2006	2005
Net loss, as reported	$(1,603,149)	$(1,445,384)
Decrease due to:
Employee stock options	-	(314,700)
Pro forma net loss	$(1,603,149)	$(1,760,084)
As reported:
Net loss per share - basic and diluted	$(0.07)	$(0.07)
Pro Forma:
Net loss per share - basic and diluted	$(0.07)	$(0.08)

Following is a schedule of changes in common stock options and warrants for the nine months ended September 30, 2006:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Outstanding at January 1, 2006	3,838,889	2,893,889	$.98 - $5.00	$ 2.03	2.61 years
Granted	5,397,333	5,147,333	$.75 - $2.00	$ 1.15	4.75 years
Vested	-	213,750	$0.98	$ 0.98	4.17 years
Exercised	-	-	-	$ -	N/A
Cancelled/Expired	(50,000)	-	$0.98	$ 0.98	N/A
Outstanding at September 30, 2006	9,186,222	8,254,972	$.75 - $5.00	$ 1.41	3.67 years

Common stock awards consisted of the following options and warrants for the nine months ended September 30, 2006:

			Total
Description	Options	Warrants	Awards
Outstanding at January 1, 2006	2,885,750	953,139	3,838,889
Granted	380,000	5,017,333	5,397,333
Exercised	-	-	-
Cancelled/Expired	(50,000)	-	(50,000)
Outstanding at September 30, 2006	3,215,750	5,970,472	9,186,222

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

On July 14, 2006, the United States District Court rendered its decision in this case. It was ordered and adjudged that the motion to dismiss the individual defendants and the motion to dismiss the BlastGard defendants was granted. Defendants’ motion for a more definite statement is moot. The Court entered judgment on July 17, 2006 in favor of all Defendants and against the Plaintiff. The Plaintiff had 30 days from the date of the judgment (July 17) to file a notice of appeal. No notice was filed.

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

Note 9:  Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”).  The loss that would have resulted from that risk totaled $320,524 at September 30, 2006, for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2006, have been included.

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

We intend to focus exclusively on the business plan of BlastGard Technologies. BlastGard Technologies was formed on September 26, 2003, and was a development stage company.  BTI acquired its only significant asset, a patent application for BlastWrap®, in January 2004, from co-inventors John L. Waddell, Jr., our Chief Operating Officer, and President, and James F. Gordon, our Chief Executive Officer, who assigned the patent to BlastGard Technologies in consideration of the consummation of the Reorganization Agreement. For accounting purposes, we assigned no monetary value to the patent application that was assigned to BlastGard Technologies. Our current management team, which was the management team of BlastGard Technologies prior to the reorganization, had operated a corporation called BlastGard, Inc., which was dissolved in 2004.  BlastGard, Inc. had a license from a third-party to certain technology which is different from the technology owned by BlastGard Technologies.

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

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to six government service advantage (“GSA”) clients located in the United States. In this respect, in February 2006, we received an order for 190 BlastGard® MTR blast mitigated trash receptacles from the National Railroad Passenger Corporation also known as Amtrak. The blast mitigated trash receptacles were installed at twelve different Amtrak stations throughout the United States. Amtrak took delivery and installation of the trash receptacles during the first half of 2006. We recognized approximately $828,000 in gross revenue from this initial order. In addition, we received other orders for MTRs from the U.S. Holocaust Memorial Museum, GSA for Federal Buildings and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. However, for the three months ended September 30, 2006, we recognized sales of $4,406 and a gross profit of $(3,047) , and for the nine months ended September 30, 2006, we recognized sales of $867,741 and a gross profit of $197,035.

For the quarter ended and nine months ended September 30, 2006, our operating and non operating expenses, including interest expense, were approximately 20% greater than the comparable period of the prior year.

Our net loss for the quarter ended September 30, 2006 was $708,747 as compared to $378,309 for the comparable period of the prior year. Our net loss for the nine months ended September 30, 2006 was $1,603,149 as compared $1,445,384 for the comparable period of the prior year.

BlastGard’s products are currently being tested (or have recently been tested) and evaluated by many military and defense contractors and commercial companies in the United States and abroad as described under Business Prospects. As we experience anticipated growth and expansion of our operations, we will experience an increase in operating expenses and costs of doing business.

Business Prospects and Recent Developments

On September 8, 2005, we entered into a Term of Collaboration agreement with Media Metrica Ltd. to develop required blast-mitigated internal systems for the RE:NEW project for Media Metrica Ltd. of London. Media Metrica has created an innovative on-street product that combines recycling, blast mitigation and outdoor advertising. This product will spearhead recycling in urban centers and, simultaneously, act as a premium outdoor advertising platform. With security becoming an ever-growing concern in urban centers across the globe, BlastGard® and Media Metrica are working jointly on these new proprietary modular units that will mitigate the effects of an explosion within the units, and suppress the principal hazards of blast, fragmentation, heat, flash and fireball. In addition to developing and manufacturing the RE:NEW units, BlastGard will be involved with marketing these products in combination with BlastGard's MTR units in the United States upon completion of all three development phases. Tests on Phase II Module were completed in March 2006. Additional design modifications and Phase III testing were completed at the end of September 2006. The tests of all three phases are now completed, including qualifying, at the Energetic Materials Research and Testing Center (EMRTC), a division of New Mexico Institute of Mining and Technology, a Department of Defense certified testing facility. We have also completed preliminary testing of Media Metrica’s RE:NEW (the U.S. version) for structural integrity, blast resistance and blast mitigation. The digital module for internet media and advertising and the final mold for the top cover are still under development. The final testing is anticipated to be completed during the 1st quarter of 2007.

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

In March, 2006, the UK Defence Ordnance Safety Group (DOSG) agreed to proceed with testing of BlastWrap® as the key ingredient in a new class of insensitive munitions packaging solutions. This novel packaging system will be designed to prevent mass detonations in ammunition storage and transport by the elimination of sympathetic detonation, which results when one detonating unit or energetic material initiates the next, and so on, in a chain reaction leading to mass detonation. It is also anticipated these Insensitive Munitions solutions will dramatically improve fast cook off (the initiation of a unit of ammunition or other energetic store in the event of a fuel fire) and slow cook off performance (the initiation of a unit of ammunition or energetic material by a slowly increasing sustained temperature) as well as meet all of the other insensitive munitions packaging specifications of NATO and the United States military. With UK Ministry of Defence (“MoD”) funding in place to support the testing and the manufacturing of the products, management believes that successful test results in the coming months would be a prestigious achievement for our Company, allowing us to get our technology into the UK military and establish important precedent for other militaries. In the 4th quarter of 2006 we shipped prototype test articles for two new specific weapons container designs. The UK MoD plans to conduct tests on these new packages at their Ridsdale range in the UK in late January of 2007.

We have conducted further development design and testing of a series of products for improved blast mitigation protection of rapid deployment barriers, walls, revetments and bunkers (including overhead protection from inbound mortars) for the United States military.  Two other companies involved with BlastGard in these wall and bunker developments are Geocell Systems, Inc. of San Francisco and Colt Rapid Mat LLC of Hartford, CT.  The three companies sponsored successful testing of the wall protection system at the US Marine Corps base at 29 Palms, CA on October 27, 2006.  On November 13, 2006, we received the initial contract from the Marines for shipment of wall and bunker system test articles to Iraq, which will be followed by testing in theater.

We have also extended our development of vehicle protection systems.  We are teamed with Colt Rapid Mat LLC as well as VSE Corporation in blast protection systems for tactical wheeled military vehicles.  We anticipate initial tests of an OEM blast mitigation system will begin at the Nevada Automotive Test Center (NATC) outside Carson City, NV before the end of the year and will include both durability and blast mitigation performance.  In addition, we anticipate vehicle tests for our retrofit system will be conducted in the Middle East around the end of the year including highly-instrumented vehicle blast testing.  Although the location of this testing may be at the King Abdullah Design and Development Bureau (KADDB) in Amman, Jordan or at another Middle Eastern locale suitable for the US military, the final location and testing arrangements are being finalized now.  In any case, we anticipate that KADDB will continue to be an important potential client for this protection system, regardless of where the testing takes place.

In early 2006, BlastGard submitted proposals to the Nigerian Army, which has requested from BlastGard BlastWrap®, new Insensitive Munitions packaging solutions, significant training support and procedures and facilities to protect against such future disastrous events in their weapons depots.   As previously reported, BlastGard has conducted a series of successful demonstrations for the Nigerian Army Ordnance Corps, demonstrating the effectiveness of BlastWrap® in reducing blast pressure and impulse and for preventing sympathetic detonation. BlastGard has submitted proposals for BlastWrap®, for Insensitive Munitions packaging, for training programs, for rapid deployment wall and bunker systems, for fire resistance products, and will offer oil pipeline protection systems soon for initial funding by the Nigerian government in the fourth quarter of 2006.  On September 17, 2006 ten Generals of the Nigerian Army were killed in an aircraft crash, temporarily but substantially disrupting all Nigerian Army operations.  Those killed near the south-eastern town of Obudu include eight major generals and two brigadier generals.  Although the 2006 Nigerian government budget includes a line item for initial BlastWrap® requirements, these contracts have not yet been placed.  Although the top Army personnel are undergoing an understandable and time-consuming restructuring, we still expect these developments to occur.

To assess the vulnerability of oil and gas pipelines to explosive attack, the Company conducted a series of explosive tests at Bakersfield, CA. The tests graphically illustrate the phenomenon of high explosive breaching of oil pipelines. We tested 24” OD X .375” wall API-5L X42 grade steel line pipe with welded .375” thick end plates (to seal the pipe). The assembly was then filled with water to represent the appropriate hydraulic shock transmission characteristics of a filled oil transmission line. A 2 pound charge of C4 was placed directly on the surface of the pipe and detonated. The charge punched a 6” diameter hole in the side of the pipe and produced a high pressure wave in the fluid in the tube which split the end plate welds and distorted the plates. This is a classic example of “shock holing”.  We then placed a 10-1/8” square section of 3” thick BlastWrap® onto an identical section of (filled) line pipe, and placed a second 2 pound charge of C4 directly onto the BlastWrap®, and fired the charge. The pipe was only slightly dented. We expect to develop this protection system with an impenetrable tough surface material, which will make it very difficult for terrorists to destroy these exposed oil pipelines using current methods. The tests we have done prove that BlastWrap® does prevent shock holing, and this capability can be applied to many applications: aircraft fuselages, bridge pillars, suspension cables for bridges, electricity substations and “hardened” buildings.  Although the anticipated pipeline protection system development proposal has been delayed, recommencement of this high priority project will immediately follow acquisition of further funding.

In June 2006, we introduced a new line of aviation products. In accordance with a five-year alliance agreement with Nordisk Aviation Products, Inc. (“Nordisk”) signed in October 2005, BlastGard has combined its BlastWrap® blast-mitigating technology with Nordisk's LD3 containers to create superior blast mitigating products for the air cargo and unit loading device (ULD) market. ULDs are pallets and containers used to load luggage, freight, and mail onto wide-body aircraft that facilitate the bundling of cargo into large units. The introduction of this product line enables the Company to provide the airline industry an important new line of defense to increase airline safety of passengers and crewmembers.

Nordisk is headquartered in Cape Canaveral, Florida. Nordisk is a manufacturer, repair and leasing company of Unit Loading Devices (“ULD”) engaged in developing, supplying and supporting ULD equipment for the commercial passenger and air freight/cargo airline industry as well as the military, including its engineering support, and Worldwide Service Network. The purpose of the Alliance is to combine Nordisk Services products with the BlastGard® Technology to offer enhanced blast mitigated products to the ULD marketplace with respect to both existing ULD’s and newly manufactured ULD’s. There are an estimated 600,000 containers in service in the fleet today with approximately 40,000 new units sold each year. Each unit has an average useful life of about 5 years, and we estimate that the total number of units in service will continue to rise over the next 10 years. We are working with the largest ULD container manufacturer in the world to develop a low-cost solution for ‘semi-hardened’ blast mitigation ULD containers that may vastly improve the chances of aircraft survival in the event of a reoccurrence of an airplane explosion in midair as occurred in Lockerbie, Scotland. Initial technical meetings with the primary US flag carriers commenced in August 2006.  Current assessment of those meetings along with direction from TSA officials will dictate the next steps.  Contacts with international carriers will follow these initial efforts.

In June 2006, we introduced a new product for Homeland Security. The Pipe-Bomb Mitigator (PBM) is made up of a ring and blanket system that can be rapidly placed, by one person, over any small IED, such as a pipe bomb, grenade, cluster bomblet or 1lb TNT bare charge. The device is designed to defeat a 1/2 pound smokeless powder pipe bomb, the "classic" North American IED threat. The product has been designed to be used by one person and will easily fit in the trunk of a police car, EMT, SWAT, etc, for immediate access by the First Responder to any suspect device scene. The 3" thick BlastWrap lining (the inner wall of the cylinder) has been designed to dramatically reduce the blast pressure and the thermal output of steel pipe bombs. This product will contain all primary, horizontally-moving, lethal fragments from a ½ pound smokeless powder pipe bomb, dramatically reduce blast overpressures and thus reduce damage to people and property, and rapidly extinguish the fireball and eliminate burns or post-blast fires.

In July 2006, we introduced a new product for Airport Security, the BlastGard® Mitigated-Bomb Receptacle (MBR 300).  The MBR 300 provides airport security personnel with an effective tool, if and when an explosive is discovered. It will contain and protect all lethal threats posed by the detonation of an improvised explosive device (IED); namely, primary fragments, secondary fragments, mechanical effects (shock/blast pressure) and thermal effects (contact and radiation burn) from the fireball, afterburn and resultant post-blast fires. If a suspect package or bomb is discovered, the airports need a means of securing that package and rendering the scene safe until the bomb squad arrives. The largest and most visible investment made by the Transportation Security Administration (TSA) has been in enhancing the passenger screener force and in massively expanding the number of explosive detection systems (EDS) required to examine checked luggage for bombs. Effective security, therefore, includes not only deterrent and preventive measures but all efforts to mitigate casualties, damage, and disruption. Given the nature of terrorism and the inherent vulnerabilities of public transportation, deterrence and prevention are sometimes difficult to achieve; therefore, great emphasis is also placed upon the mitigation of casualties through the design of facilities and upon effective, rapid response that ensures safety while minimizing disruption. The MBR 300 is an ideal pre-incident security technology for airports in dealing with bomb threats and suspicious objects or packages.

The American Public Transportation Association (http://www.apta.com/) (“APTA”) is the leading force in advancing public transportation. Every transit, bus and airport authority in the USA is a member of APTA as is 80% of Europe. APTA has established a Transit Security Infrastructure Work Group.  The focus of the Transit Security Infrastructure Work Group is to develop industry standards for transit related infrastructure.  Transit infrastructure is defined as passenger, maintenance and operations facilities, and their related assets; rights-of-way, including tunnels, elevated structures, and bridges; fixed assets, such as track, signals, traction power substations, and interlockings.  The Working Group has initially focused on the types, placement, and testing of security conscious trash receptacles.  We expect these specifications will be published very soon, which should substantially set apart and enhance our MTR product line.  The APTA group also plans to develop industry standards for airport bomb units, which should substantially enhance our MBR product line.  These industry standard specifications are important in defining and distinguishing what products are blast-mitigated. BlastGard management was involved in the writing of these specifications as technical members on the committee along with some physicists from Lawrence Livermore National Laboratory, DHS, DOT, various large airports and others.

The November Group, Ltd., per an agreement with Howard Safir, a former board member, serves as an advisor to render strategic and consulting services to us, primarily in connection with the commercialization of our proprietary BlastGard technology, has been working with the Australian Department of Defence’s Defence Science and Technology Organisation (DSTO).  DSTO is designing tests for the BlastWrap® we have shipped them.  Substantial efforts are underway to attain Australian DoD approval and usage of numerous BlastGard products.  In addition, the DSTO and General Dynamics of Australia are considering using BlastWrap® on the Australian Light Armored Vehicle (“ASLAV”).  Additional research and testing, mostly classified, is also under way at companies such as SRI International, the US Army’s Aviation and Missile Research Development Engineering Center (AMRDEC) at Huntsville, AL, Sandia National Laboratory, Bell Labs, The Protection Group, the Army Transportation Command, the Redstone Arsenal and others.

VSE Corporation, a publicly traded company has provided more than $2 billion in diversified engineering and technical support services to the U.S. Government. VSE has been ranked among the top 100 defense contractors, top 10 foreign military sales contractors, and top 50 Navy contractors in the nation. TACOM recently placed a $325 million contract with VSE for all logistics and maintenance of all Army tactical wheeled vehicles in Iraq and Afghanistan. TACOM has called for “add-ons” for any technologies that may improve the armor, the blast management, capabilities and other operation performance characteristics of tactical wheeled vehicles such as the HMMWV. Our proposal with Colt Rapid Mat, along with VSE’s logistics and assembly capabilities in theater were part of a joint submission to TACOM/TARDEC. In addition, we have also shipped to VSE in Iraq the combination of Geocell Systems’ Joint Expeditionary Field Fortification (“JEFF Kit”) and the Colt Rapid Mat / BlastGard Blast and Thermal Suppression (“BATS”) components, which VSE will deploy for overhead protection at their Baghdad facility.  This installation will be constantly viewed by the military forces entering and leaving this facility daily.

In August 2006, we entered into a joint development agreement with Med-Eng Systems, Inc. Med-Eng is a world leader in providing advanced engineering solutions to protect people and infrastructure from hazardous threats. Our efforts with Med-Eng will be in designing a Next Generation Disrupter for high energy IEDs. Our proposal is to use multiple, low-density shaped charge technology to engage a wide area of a target simultaneously and cause disruption of timing and power supplies, switches and electronic packages, in an extremely short time span. The shaped charge jets will be formed from a low density material and thus ensure that any explosive charge is not initiated. Central to the effectiveness of this device is the low density jet technology and also the ability to simultaneously initiate an array of multiple shaped charges. This device will also be used effectively on any IED where the position of the TPU, power supply, switch or electronics package is not known with any precision and it has particular applicability for deployment against devices that are thought to be "fast acting".

In September 2006, we entered into a standard government teaming agreement with AMSEC LLC, a company owned by Science Applications International Corporation (SAIC) and Northrup Grumman.  AMSEC was a wholly-owned subsidiary of SAIC since 1987 and has been in existence since 1981. AMSEC LLC is a full-service supplier to the Navy and commercial maritime industry, which provides naval architecture and marine engineering, electronic systems engineering, vessel system assessments, maintenance engineering and program development, shipyard industrial engineering, and complete logistics services, from technical manual development to provisioning documents, spare parts management and training. We submitted a Small Business Innovative Research (“SBIR”) for Navy SBIR N06-175 for shipboard storage and handling of weapons and energetic materials. We hope to receive a contract to proceed with Phase 1 of this funded development by the end of the 2nd Quarter 2007.

In October 2006, we submitted a proposal to the Defense Ordnance Technology Consortium (DOTC) and National Warheads and Energetics Consortium (NWEC, of which BlastGard is a member) teamed with DCS Corporation for $2,000,000/year (for three years) of blast mitigation development work for IM packaging and hydrocode modeling for thermobaric weapons . The awards will be announced on November 29, 2006, and, if successful, work will commence in 2007.

Liquidity and Capital Resources.

At September 30, 2006, we had cash of $331,484, working capital deficit of $306,010, an accumulated deficit of $6,337,038 and shareholder deficit of $665,026 ..

For the nine months ended September 30, 2006, net cash used in operating activities was $997,235 primarily due to our net loss of $1,603,149 .. During the nine months ended September 30, 2006, we used cash in investing activities to purchase property and equipment of $4,761 and for payment of deferred costs of $45,322 .. During the nine months ended September 30, 2006, net cash was provided by financing activities due to debt proceeds totaling $1,200,000, offset by debt issue costs of $117,000 and principal payments on convertible debt of $65,423. For the nine months ended September 30, 2005, net cash used in operating activities was $1,374,481 primarily due to our net loss of $1,445,384 and an increase in inventory of $260,037 and partially offset by an increase in accounts payable and accruals of $469,869 and stock based compensation of $55,853. During the nine months ended September 30, 2005, we used cash in investing activities to purchase property and equipment of $46,449 and for payment of deferred costs of $14,323 ..

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements is expected to be cash generated from operations, raising additional capital from the sale of equity and/or debt securities and/or borrowings under debt facilities. We estimate that we will require $1.8 million to carry out our business plan over the next 12 months. We are in the process of seeking additional financing to continue our operations. We can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. In this respect, see “Note 1 – Going Concern” in our financial statements contained in our 2005 Form 10-KSB for additional information as to the possibility that we may not be able to continue as a “going concern.”

Our monthly cash needs are budgeted to average approximately $150,000 per month, with the following approximate breakdown:

salaries and benefits:	$60,000
consulting, professional fees	$41,000
debt interest	$17,000
office overhead	$3,000
travel	$9,000
research and development	$20,000
total	$150,000

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

We have filed registration statements to register for resale by the holders of the June 2006 debt, the number of shares of common stock issuable to them upon conversion of their notes and exercise of their warrants, as well as to register for resale by Source Capital and the holders of the December 2004 debt, the shares of common stock issuable upon exercise of their newly granted warrants.  One of said registration statements became effective in September 2006 and the other registration statement is still pending with the SEC.

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

Item 3.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

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

On July 14, 2006, the United States District Court rendered its decision in this case. It was ordered and adjudged that the motion to dismiss the individual defendants and the motion to dismiss the BlastGard defendants was granted. Defendants’ motion for a more definite statement is moot. The Court entered judgment on July 17, 2006 in favor of all Defendants and against the Plaintiff. The Plaintiff had 30 days from the date of the judgment (July 17) to file a notice of appeal, which did not occur.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities in the third quarter of 2006, except as follows:

(i)

Mr. Arnold Burns was granted a five-year Non-Statutory Stock Option to purchase 100,000 shares of our Common Stock at an exercise price of $1.00 per share. The Option granted contains cashless exercise provisions and shall vest 50% on the date of grant and the remaining 50% shall vest on August 3, 2007, it being understood that the Options that shall vest on August 3, 2007 shall terminate in the event that the holder is no longer serving as a director of our Company at anytime between the date of grant and August 3, 2007, subject to our Board’s right to accelerate the vesting date of the Option.

(ii)

In July 2006, we also agreed to issue 75,000 shares of our common stock to The Investor Relations Group, Inc.

(iii)

In July 2006, we entered into a media consultant agreement with Patrick Doherty to market our company’s products to the United States government through the media. We agreed to issue options to purchase up to 200,000.

We believe that the transactions described above were exempt from registration under Section 4(2) and/or Rule 506 of the Securities Act of 1933, as amended.

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

On September 19, 2006, we entered into a strategic business agreement with G & H Enterprises, LLC who will provide services as advisors to the Company based on business planning issues, such as Department of Defense (DoD) budget trends, acquisition policies, service priorities, changes in war fighting doctrines, and future program opportunities within the U.S. Government.  G & H will also assist BlastGard in developing strategies and plans for integrating the various activities and programs within the Company to ensure a coordinated, system-oriented approach to capture future business from the DoD and other governmental agencies. Additionally, G & H will assist BlastGard International’s management team in recruiting and hiring highly-talented individuals for senior positions to complement its existing team. G & H Enterprises, LLC is a consultancy firm founded by two highly decorated and retired veterans of the U.S. Armed forces, Lieutenant General Jay M. Garner and Lieutenant General Ronald V. Hite.  Their complementary expertise comes from having held a variety of corporate and advisory positions through their career.

General Garner has held positions as Director of the Office of Reconstruction and Humanitarian Assistance to assist the Iraqi people in the immediate aftermath of combat operations, President of SY Technology, Inc., a member of the Army Science Board and a member of the Commission to Assess United States National Security Space Management and Organization.  He has also served as Commanding General of the U.S. Army Space and Strategic Defense Command (USASSDC), the Assistant Deputy Chief of Staff for Force Development, Office of the Deputy Chief of Staff for Operations and Plans, and Deputy Commanding General, V Corps Frankfurt Germany. Other assignments include Commanding General, Joint Task Force Bravo - Operation Provide Comfort in northern Iraq, Deputy Commanding General, U.S. Army Air Defense School, commanding at Brigade and Battalion level in VII Corps in Europe and serving two tours in Viet Nam, 1967-68, 1971-72.  General Garner’s last assignment in the Army was as Assistant Vice Chief of the Army.

Lieutenant General Ronald V. Hite retired July 1, 1997, from the United States Army after 33 years of service. Upon retirement from the military, General Hite joined Cypress International and retired as the Chairman & CEO in January 2005.  He has served the Board of Directors for Cirrus Technology, Inc. since November 2005. General Hite has held positions as Military Deputy to the Assistant Secretary of the Army for Research, Development and Acquisition, the Senior Military Advisor to the Army Acquisition Executive and the Army Chief of Staff on all research, development and acquisition programs. He has testified as the principal military witness for Research, Development and Acquisition appropriations with Congress, supervised the Program Executive Officer System, and served as the Director, Army Acquisition Corps. General Hite served as the Program Executive Officer, Combat Support, where he was responsible for development, production and fielding of the Army's High Mobility Multipurpose Wheeled Vehicle, medium/heavy truck fleets and commercial construction equipment and served as the Deputy Program Executive Officer for Future Systems, Armored Systems Modernization responsible for establishing development programs for the self-propelled howitzer, line of sight antitank system, and combat engineer, ammunition re-supply, and  infantry fighting vehicles.  General Hite has also had successive command tours as the Commanding General at White Sands Missile Range in New Mexico, and United States Army Test and Evaluation Command in Aberdeen Proving Ground, Maryland.

On October 3, 2006, we entered into an agreement with QuanStar Group, LLC, headquartered in New York, NY, and L. Paul Bremer, an individual, (“Quanstar-Bremer”) engaging them to serve as an advisor to render strategic and consulting services to us, primarily in connection with the commercialization of our proprietary BlastGard technology. Arnold Burns, a director of the Company, is part owner of QuanStar Group, LLC.

As outlined in the agreement, the services to be provided to us by QuanStar-Bremer are as follows:

•

Provide to the Company’s senior management advice and counsel on strategic business issues;

•

Assist in recruiting and hiring people for senior executive positions;

•

Participate in business reviews and assist in formulating long-range business development plans;

•

Assist the Company in marketing and selling BlastGard products;

•

Help the Company in recruiting Board members of stature;

The term of the agreement is 12 months and automatically renewed for successive one-year terms. The agreement may be terminated by either party at any time, with or without cause, by delivery of written notice of termination by the terminating party to the non-terminating party. The termination date shall be effective 150 days after receipt of said written notice of termination. QuanStar-Bremer shall have the right to be compensated for any transaction initiated by it and consummated within 18 months from the date of termination.

The founders of the Company, namely, James F. Gordon, John L. Waddell, Jr., and Michael J. Gordon have agreed to compensate QuanStar-Bremer by transferring without cost from their own stock holdings a total of 625,000 shares of the Company’s common stock. We agreed to pay to QuanStar-Bremer a commission fee of 20% of Net Sales for the first $2,000,000 in Net Sales; 15% for the next $2,000,000 in sales and 10% on all additional Net Sales, except for sales of the Company’s MTR and MBR product line which shall be limited to 9% of Net sales on new orders and 4.5% of Net Sales on recurring orders. The term “Net Sales” is defined as gross sales minus customer returns and excludes taxes and shipping.

On November 8, 2006, L. Paul Bremer, III, former Presidential Envoy to Iraq / Administrator of the Coalition Provisional Authority, was appointed to our board of directors.

Ambassador L. Paul Bremer, III served as Presidential Envoy to Iraq from May 2003 until June 2004.  Prior to his assignment to Iraq, Ambassador Bremer had been Chairman and Chief Executive Officer of Marsh Crisis Consulting Company and from 1989 to 2000, he was Managing Director of Kissinger Associates.  Ambassador Bremer was a director of Air Products and Chemicals, Inc., Akzo Nobel NV, Vivid Technologies, Conner Peripherals, the Harvard Business School Club of New York and The Netherland-America Foundation. He served as a Trustee of the Economic Club of New York and on the International Advisory Boards of two Japanese firms, Komatsu and Chugai Pharmaceuticals.

Ambassador Bremer’s 23-year career in the State Department included service at the Embassies in Afghanistan, Malawi and Norway. From 1983 to 1986 he served as American Ambassador to the Netherlands.  Ambassador Bremer was Ambassador at Large for Counter Terrorism until 1989.  In September 1999, the Speaker of the House of Representatives appointed him Chairman of the bipartisan National Commission on Terrorism. In June 2002, President Bush appointed Ambassador Bremer to the President’s Homeland Security Advisory Council. He has also served on the National Academy of Science Commission examining the role of science and technology in countering terrorism and chaired a Heritage Foundation study, “Defending the Homeland”.

Ambassador Bremer is the Founder and President of the Lincoln/Douglass Scholarship Foundation, a Washington-based non-profit organization that provides high school scholarships to inner city youths. Ambassador Bremer received his B.A. from Yale University, a CEP from the Institut D’Etudes Politiques of the University of Paris, and an MBA from Harvard Graduate School of Business Administration. He has an Honorary Doctor of Law degree from Ave Maria University. His languages are French, Dutch, and Norwegian.

Ambassador Bremer has received numerous awards for his public service. On December 14, 2004, President Bush awarded him the Presidential Medal of Freedom, the nation’s highest civilian award, for his service in Iraq. He was also presented with the Department of Defense award for Distinguished Public Service and the Nixon Library honored him with the "Victory of Freedom Award" for "demonstrating leadership and working towards peace and freedom."

During his time in government, Ambassador Bremer received the State Department Superior Honor Award, two Presidential Meritorious Service Awards and the Distinguished Honor Award from the Secretary of State.

In November 2006, Ambassador Bremer was granted a five-year Non-Statutory Stock Option to purchase 100,000 shares of the Corporation’s Common Stock at an exercise price of $1.00 per share. The Option granted contains cashless exercise provisions and shall vest 50% on the date of grant and the remaining 50% shall vest on November 9, 2007, it being understood that the Options that shall vest on November 9, 2007 shall terminate in the event that the holder is no longer serving as a director of our Company at anytime between the date of grant and November 9, 2007, subject to our Board’s right to accelerate the vesting date of the Option.

In addition, Board members Arnold  Burns and Ambassador Bremer were granted a seven-year Non-Statutory Stock Option to purchase an aggregate of 500,000 shares of our Common Stock at an exercise price of $1.50 per share. The Option granted contains cashless exercise provisions and are fully vested. Also, as a result of Arnold Burns’ interest in Quanstar-Bremer, he is no longer considered an independent director of the Company, and will no longer sit on our audit committee. Consequently, our audit committee will consist of one board member, Joel Gold.

In November 2005, we granted five-year Non-Statutory Stock Options to purchase 100,000 shares of the Corporation’s Common Stock at an exercise price of $1.00 per share to each of the following persons: James F. Gordon, John L. Waddell, Jr., Kevin J. Sharpe, Michael J. Gordon, Joel Gold and Arnold Burns. Each of the Options granted to our officers and directors contain cashless exercise provisions and shall vest 50% on November 30, 2006 and the remaining 50% shall vest on November 30, 2006, it being understood that the Options that shall vest on November 30, 2006 shall terminate in the event that the holder is no longer serving as an officer, director or employee of our Company at anytime between the date of grant and November 30, 2006, subject to our Board’s right to accelerate the vesting date of the Option. In addition, we granted to members of our securities counsel’s law firm, five year options to purchase an aggregate of 20,000 shares exercisable at $1.00 per share. We believe that the options granted as described above were exempt from registration under Section 4(2) and/or Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D.

Item 6.  Exhibits

Exhibit
Number	Description
2.4

Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company's Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.8	The Company's Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

4.01	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.02	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

4.03	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.03 of the current report on Form 8-K filed December 3, 2004.)

4.04	Form of Class B Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.04 of the current report on Form 8-K filed December 3, 2004.)

4.05	Form of Common Stock Purchase Warrant issued to Andrew Garrett, Inc. (Placement Agent). (Incorporated by reference to exhibit 4.05 of the current report on Form 8-K filed December 3, 2004.)

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

4.10	Form of Warrant (C, D, E & F), dated June 22, 2006. (Incorporated by reference to exhibit 99.9 of the current report on Form 8-K filed June 23, 2006.)

10.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1 to the Company’s annual report on Form 10-KSB dated December 31, 2005).

10.2	Form of Securities Purchase Agreement, dated June 22, 2006. (Incorporated by reference to exhibit 99.2 of the current report on Form 8-K filed June 23, 2006.)

10.3	Form of Registration Rights Agreement, dated June 22, 2006. (Incorporated by reference to exhibit 99.3 of the current report on Form 8-K filed June 23, 2006.)

10.4	Form of Security Agreement, dated June 22, 2006. (Incorporated by reference to exhibit 99.4 of the current report on Form 8-K filed June 23, 2006.)

10.5	Form of Subsidiary Guarantee, dated June 22, 2006. (Incorporated by reference to exhibit 99.5 of the current report on Form 8-K filed June 23, 2006.)

10.6

Form of Amended and Restated Second Modification and Waiver Agreement between BlastGard International, Inc. and the December 2004 Convertible Debenture Note holders, dated June 22, 2006. (Incorporated by reference to exhibit 99.7 of the current report on Form 8-K filed June 23, 2006.)

10.7	Form of Debenture, dated June 22, 2006. (Incorporated by reference to exhibit 99.8 of the current report on Form 8-K filed June 23, 2006.)

10.8	Form of SPA Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.10 of the current report on Form 8-K filed June 23, 2006.)

10.9	Form of Security Agreement Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.11 of the current report on Form 8-K filed June 23, 2006.)

10.10	Form of Subsidiary Guarantee Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.12 of the current report on Form 8-K filed June 23, 2006.)

10.11	Form of Registration Rights Agreement Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.13 of the current report on Form 8-K filed June 23, 2006.)

10.12

Form of Modification and Warrant Agreement between BlastGard International, Inc. and Andrew Garrett warrant holders, dated June 22, 2006. (Incorporated by reference to exhibit 99.14 of the current report on Form 8-K filed June 23, 2006.)

10.13

Form of Modification and Warrant Agreement between BlastGard International, Inc. and Argyll Equities, LLC, dated June 22, 2006. (Incorporated by reference to exhibit 99.15 of the current report on Form 8-K filed June 23, 2006.)

10.14

Form of First Modification and Waiver Agreement between BlastGard International, Inc. and the June 2006 Convertible Debenture Note holders, dated as of July 20, 2006. (Incorporated by reference to exhibit 99.16 of the current report on Form 10-QSB dated June 30, 2006.)

10.15

Form of Second Modification and Waiver Agreement between BlastGard International, Inc. and Argyll Equities, dated as of July 20, 2006. (Incorporated by reference to exhibit 99.17 of the current report on Form 10-QSB dated June 30, 2006.)

10.16

Form of Second Modification and Waiver Agreement between BlastGard International, Inc. and Andrew Garrett warrant holders, dated as of July 20, 2006. (Incorporated by reference to exhibit 99.18 of the current report on Form 10-QSB dated June 30, 2006.)

10.17

Form of Third Modification and Waiver Agreement between BlastGard International, Inc. and the December 2004 Convertible Debenture Note holders, dated as of July 20, 2006. (Incorporated by reference to exhibit 99.19 of the current report on Form 10-QSB dated June 30, 2006.)

10.18	Form of Amendment Agreement between BlastGard International, Inc. and the June 2006 Convertible Debenture Note holders, dated as of September 15, 2006. (Filed Herewith)

10.19	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.20

Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.21	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.22	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.23	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.24

Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455).)

10.25	Alliance Agreement with Centerpoint Manufacturing, Inc. dated October 25, 2004. (Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-QSB dated March 31, 2006).

10.26	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.27	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006.)

10.28	Agreement dated October 3, 2006 with Quanstar- Bremmer (filed herewith)

21.1	List of subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-KSB dated December 31, 2005).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

99.1	Press Release-USMC Order and third quarter results of 2006 (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: November 14, 2006	By:	/s/ James F. Gordon
James F. Gordon
Chief Executive Officer

Dated: November 14, 2006	By:	/s/ Michael J. Gordon
Michael J. Gordon
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.4

Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.7	The Company's Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.8	The Company's Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

4.01	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.02	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

4.03	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.03 of the current report on Form 8-K filed December 3, 2004.)

4.04	Form of Class B Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.04 of the current report on Form 8-K filed December 3, 2004.)

4.05	Form of Common Stock Purchase Warrant issued to Andrew Garrett, Inc. (Placement Agent). (Incorporated by reference to exhibit 4.05 of the current report on Form 8-K filed December 3, 2004.)

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

4.10	Form of Warrant (C, D, E & F), dated June 22, 2006. (Incorporated by reference to exhibit 99.9 of the current report on Form 8-K filed June 23, 2006.)

10.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1 to the Company’s annual report on Form 10-KSB dated December 31, 2005).

10.2	Form of Securities Purchase Agreement, dated June 22, 2006. (Incorporated by reference to exhibit 99.2 of the current report on Form 8-K filed June 23, 2006.)

10.3	Form of Registration Rights Agreement, dated June 22, 2006. (Incorporated by reference to exhibit 99.3 of the current report on Form 8-K filed June 23, 2006.)

10.4	Form of Security Agreement, dated June 22, 2006. (Incorporated by reference to exhibit 99.4 of the current report on Form 8-K filed June 23, 2006.)

10.5	Form of Subsidiary Guarantee, dated June 22, 2006. (Incorporated by reference to exhibit 99.5 of the current report on Form 8-K filed June 23, 2006.)

10.6

Form of Amended and Restated Second Modification and Waiver Agreement between BlastGard International, Inc. and the December 2004 Convertible Debenture Note holders, dated June 22, 2006. (Incorporated by reference to exhibit 99.7 of the current report on Form 8-K filed June 23, 2006.)

10.7	Form of Debenture, dated June 22, 2006. (Incorporated by reference to exhibit 99.8 of the current report on Form 8-K filed June 23, 2006.)

10.8	Form of SPA Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.10 of the current report on Form 8-K filed June 23, 2006.)

10.9	Form of Security Agreement Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.11 of the current report on Form 8-K filed June 23, 2006.)

10.10	Form of Subsidiary Guarantee Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.12 of the current report on Form 8-K filed June 23, 2006.)

10.11	Form of Registration Rights Agreement Disclosure Schedule, dated June 22, 2006. (Incorporated by reference to exhibit 99.13 of the current report on Form 8-K filed June 23, 2006.)

10.12

Form of Modification and Warrant Agreement between BlastGard International, Inc. and Andrew Garrett warrant holders, dated June 22, 2006. (Incorporated by reference to exhibit 99.14 of the current report on Form 8-K filed June 23, 2006.)

10.13

Form of Modification and Warrant Agreement between BlastGard International, Inc. and Argyll Equities, LLC, dated June 22, 2006. (Incorporated by reference to exhibit 99.15 of the current report on Form 8-K filed June 23, 2006.)

10.14

Form of First Modification and Waiver Agreement between BlastGard International, Inc. and the June 2006 Convertible Debenture Note holders, dated as of July 20, 2006. (Incorporated by reference to exhibit 99.16 of the current report on Form 10-QSB dated June 30, 2006.)

10.15

Form of Second Modification and Waiver Agreement between BlastGard International, Inc. and Argyll Equities, dated as of July 20, 2006. (Incorporated by reference to exhibit 99.17 of the current report on Form 10-QSB dated June 30, 2006.)

10.16

Form of Second Modification and Waiver Agreement between BlastGard International, Inc. and Andrew Garrett warrant holders, dated as of July 20, 2006. (Incorporated by reference to exhibit 99.18 of the current report on Form 10-QSB dated June 30, 2006.)

10.17

Form of Third Modification and Waiver Agreement between BlastGard International, Inc. and the December 2004 Convertible Debenture Note holders, dated as of July 20, 2006. (Incorporated by reference to exhibit 99.19 of the current report on Form 10-QSB dated June 30, 2006.)

10.18	Form of Amendment Agreement between BlastGard International, Inc. and the June 2006 Convertible Debenture Note holders, dated as of September 15, 2006. (Filed Herewith)

10.19	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.20

Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.21	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.22	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.23	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.24

Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455).)

10.25	Alliance Agreement with Centerpoint Manufacturing, Inc. dated October 25, 2004. (Incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-QSB dated March 31, 2006).

10.26	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.27	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006.)

10.28	Agreement dated October 3, 2006 with Quanstar- Bremmer (filed herewith)

21.1	List of subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-KSB dated December 31, 2005).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

99.1	Press Release-USMC Order and third quarter results of 2006 (Filed herewith).