Form 10KSB
period 2006-12-31
BLASTGARD INTERNATIONAL INC
filed 2007-04-17
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:  ______________ to ______________

Commission file number: 333-47924

BLASTGARD® INTERNATIONAL, INC.
(Name of small business issuer as specified in its charter)
Colorado	84-1506325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12900 Automobile Blvd., Ste D Clearwater, Florida	33762
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (727) 592-9400

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [  ]   No [X]

State issuer’s revenues for its most recent fiscal year:  $925,880.

As of April 5, 2007, the aggregate market value of the Common Stock held by non-affiliates of approximately 12,000,000 shares of Common Stock, was approximately $3,600,000 based on a closing sales price of $.30 per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of April 5, 2007 was 22,110,913 shares.

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

General

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

We have developed and designed proprietary blast mitigation materials. Patent-pending BlastWrap® has been designed to mitigate blasts and suppress flash fires resulting from explosions, regardless of the material or compound causing the explosion. We believe that this technology can be used to create new finished products or designed to retrofit existing products. While the need for this technology has always been present, the security and safety concerns resulting from the September 11, 2001 terrorist acts make the timing of BlastGard’s emergence even more important.

Company History

We were incorporated as IDMedical.com, Inc. in June 1999 under the laws of the State of Colorado for the purpose of developing and storing personal medical histories on the Internet. The online medical records business was unsuccessful, and in February 2002, IDMedical.com, Inc. acquired a technology provider, as described below.

In February 2002, IDMedical.com, Inc. acquired 100 percent of the issued and outstanding common stock of ToolTrust Corporation, a Nevada corporation, from the shareholders of ToolTrust, in a share exchange pursuant to an Agreement and Plan of Reorganization dated October 19, 2001 (the “Reorganization”). At the time of the Reorganization, ClearDialog Communications, Inc. and LocalToolbox Corporation were wholly-owned subsidiaries of ToolTrust. In May 2002, IDMedical.com, Inc. entered into share exchange agreements with certain former shareholders of ClearDialog and LocalToolbox, who were parties to the Reorganization. Pursuant to the share exchanges, the former shareholders are deemed to have reacquired their shares of ClearDialog and LocalToolbox in exchange for the return of shares of IDMedical.com, Inc. common stock. As a result of the transactions, ToolTrust no longer owned ClearDialog and LocalToolbox. IDMedical.com, Inc. formed a subsidiary, IDMedical, Inc., as part of the Reorganization for the purpose of attempting to salvage the online medical records business, but was unsuccessful in its efforts to do so. The IDMedical, Inc. subsidiary is no longer in business.

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

In February 2003, Opus Resource Group, Inc. entered into an agreement with a separate company called BlastGard, Inc., which was formed in 2000 by The Verde Partners Limited Partnership, C&L Trust, and James F. Gordon (who held a 33% minority interest). The principals of Verde Partners were Steven Stucker and Sam Gettle, and the principal of C&L Trust was Charles D. McPhail. In 2002, John L. Waddell, Jr. and Michael J. Gordon became officers and directors of BlastGard, Inc. As described in more detail below, Messrs. James F. Gordon, Michael J. Gordon and John L. Waddell, Jr. subsequently in 2003 formed BlastGard Technologies, Inc., which is now a subsidiary of BlastGard® International, Inc., and these individuals are now officers and directors of BlastGard® International, Inc.

Pursuant to the agreement with BlastGard, Inc., Opus Resource Group issued 66,667 shares (adjusted to reflect stock splits) of restricted stock to BlastGard, Inc. in exchange for the right to distribute and sell BlastGard, Inc. products in China. BlastGard, Inc. held licenses from Verde Partners Limited Partnership to use two patents for a technology intended to mitigate blasts and suppress flash fires resulting from explosions. After the date of the agreement with Opus, BlastGard, Inc.’s license agreement to utilize patents owned by Verde Partners was not renewed because management of BlastGard, Inc. and Verde Partners could not agree on the value of the Verde Partners technology. Opus Resource Group never distributed or sold any BlastGard, Inc. products. As a result, Opus Resource Group and BlastGard, Inc. mutually agreed to rescind their agreement and the 66,667 shares of common stock issued to BlastGard, Inc. were returned to Opus Resource Group and cancelled in January 2004. There has been no continuing relationship with Verde Partners or its principals. A lawsuit involving Verde Partners as Plaintiff and us and certain of our officers as defendants is described under “Legal Proceedings” herein.

In September 2003, James F. Gordon, John L. Waddell, Jr. and Michael J. Gordon formed a new company called BlastGard Technologies, Inc. for the purpose of pursuing a new technology that was created by James F. Gordon and John L. Waddell, Jr. for use in the blast mitigation solutions industry. These individuals chose to use the “BlastGard” name solely because of their personal affinity for the name. BlastGard Technologies is a development stage company that was created to develop, design, manufacture, and market proprietary blast mitigation materials. In September 2003, BlastGard Technologies had granted a license to BlastGard, Inc. to permit BlastGard Inc. to manufacture and sell products utilizing BlastGard Technologies new technology, but BlastGard, Inc. failed to secure adequate funds to perform under the agreement and the agreement was cancelled in December 2003.

BlastGard Technologies is in the blast mitigation solutions industry, as was BlastGard, Inc., but BlastGard, Inc. is not a predecessor to BlastGard Technologies. BlastGard, Inc. attempted to commercialize a 12 year old technology that was different from BlastGard Technologies’ new technology, but BlastGard, Inc. was never successful. BlastGard, Inc. had no material business and no material assets. BlastGard, Inc. ceased all activities in 2003, was formally dissolved in 2004 and is no longer in business. As described below, in January 2004, BlastGard Technologies was acquired by Opus Resource Group and the management of BlastGard Technologies became the management of Opus Resource Group, and in February 2004 Opus Resource Group acquired all of the intellectual property relating to the name “BlastGard” from BlastGard, Inc.

On January 31, 2004, pursuant to an Agreement and Plan of Reorganization, Opus Resource Group, Inc. acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc., a Florida corporation, from BlastGard Technologies’ shareholders, in exchange for an aggregate of 18,200,000 (adjusted to reflect a subsequent stock split) shares of Opus Resource Group common stock. The reorganization was a reverse acquisition which resulted in the former shareholders of BlastGard Technologies (including three of our executive officers, namely, John L. Waddell, Jr., James F. Gordon, and Michael J. Gordon) having a controlling interest in Opus Resource Group, and BlastGard Technologies became a wholly-owned subsidiary of Opus Resource Group. On March 31, 2004, Opus Resource Group changed its name to BlastGard® International, Inc.

In July 2003 Opus Resource Group had loaned $245,000 to BlastGard, Inc. to be used to make license payments to Verde Partners. By February 2004, BlastGard, Inc. had no resources to repay the $245,000 loan. Because Opus Resource Group had just acquired BlastGard Technologies, Inc. and because our new management team had a personal affinity for the name “BlastGard,” Opus Resource Group acquired from BlastGard, Inc. all of the intellectual property relating to the BlastGard name (i.e., the trademark, copyright material, artwork, logo design, and web site domain name), and in exchange Opus Resource Group forgave $45,000 in debt owned to Opus Resource Group by BlastGard, Inc. The $45,000 value was arbitrarily determined by management and agreed upon by BlastGard, Inc. BlastGard, Inc. ceased all activities in 2003, was formally dissolved in 2004 and is no longer in business. We wrote-off the remaining $200,000 as bad debt when BlastGard, Inc. was dissolved.

Since January 31, 2004, we have focused exclusively on the business plan of BlastGard Technologies. BlastGard Technologies’ patent-pending BlastWrap® technology is designed to mitigate blasts and suppress fires resulting from explosions. BlastGard Technologies acquired a patent application for BlastWrap®, in January 2004, from co-inventors John L. Waddell, Jr., our Chief Operating Officer and President, and James F. Gordon, our Chief Executive Officer, who assigned the patent application to BlastGard Technologies in consideration of the consummation of the Reorganization Agreement. For accounting purposes, we assigned no monetary value to the patent application that was assigned to BlastGard Technologies. Our current management team was the management team of BlastGard Technologies prior to the reorganization.

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

Blast Solutions

Blast management solutions generally fall into one of two categories: hardening or mitigation. Hardening is a method of blast mitigation by which an object is placed around an explosive material to contain the blast, and is generally accomplished through the use of armor, mass or both. Armor is used primarily for its ballistic properties, with enhanced protection levels achieved by increasing mass (thickness and/or weight). Hardening solutions include steel armor plate, various synthetic fibers such as Kevlar™ and Spectra™ and fiber-reinforced composites. Most blast containment systems employ hardening.

Although some energy is absorbed through deformation, hardening systems have the negative effect of reflecting blast, which by the laws of physics actually magnifies blast effect up to eight times. This is because the shock waves reflecting off a solid surface add to the incident waves creating a destructive synergism of much greater gas density, temperature, pressure, and overpressure duration— all contributing to impulse (the “piston”). Reflected energy is a significant problem, particularly in confined spaces. Hardening, which essentially is trying to overmatch or resist a blast, has been widely practiced throughout the years even though it is limited in its capabilities.

Mitigation or attenuation of blast effects is the dissipation of blast energy so that acoustic and shock waves, peak overpressure, reflected peak overpressure, impulse and afterburn (the rapid burning of combustible materials in the “hot zone”, including soot, occurring so fast that it adds to blast effect from the original explosive) are reduced. This reduction is accomplished through both physical and chemical processes that are triggered when a blast occurs. The remaining energy is transmitted at a slower, more sustainable level. The amount of reflected energy is significantly reduced with mitigation. Unlike hardening systems, the performance of our products is not related directly to material thickness and therefore we believe our products have a greater range of uses producing the same or better effectiveness against blast effects.

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

Intellectual Property Rights

Explosive devices are increasingly being used in asymmetric warfare to cause destruction to property and loss of life. These explosive devices sometimes can be disrupted, but often there is insufficient warning of an attack. Our BlastWrap® products were created around this core concept. The BlastWrap® patent application was filed with the U.S. Patent and Trademark Office on July 31, 2003. The BlastWrap® patent application was filed with Argentina on March 12, 2004; with Kuwait on July 28, 2004, and with the European market, China, Japan, Singapore, New Zealand, Indonesia, Korea, India, Australia, Israel, and Canada on February 27, 2004 and we also filed an application for this technology under the Patent Cooperation Treaty on February 27, 2004. Under this treaty, we expect to have patent protection in most industrialized countries when the patent is issued in each individual country. A substantial number of countries have been added to the list of the treaty members, including almost all of the former Soviet republics and China; thus the new claims will be protected in more than 40 countries. A second patent application for “Blast mitigating container assemblies” was filed with the U.S. Patent and Trademark Office on April 29, 2004 and a new U.S. Continuation-In-Part patent application for “Blast mitigating container assemblies” on January 26, 2005. We also filed an application for this “Blast mitigating container assemblies” technology under the Patent Cooperation Treaty on January 26, 2006.

BlastWrap® Testing

BlastWrap® prototypes have been evaluated in different test series, which have ranged from semi-quantitative screenings to third-party instrumented trials. We have consistently observed blast effect reductions of at least 50% in virtually every activity in which BlastWrap® has been involved. These tests have indicated that impulse (momentum transfer) and peak pressure are reduced by nearly 50%. Impulse is the most destructive explosive-related hazard for structures and vehicles. We have also conducted further development design and testing of a series of products for blast mitigation protection of rapid deployment barriers, walls, revetments and bunkers (including overhead protection from inbound mortars) for the United States military.

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

Government Awards

As a result of tests to date, our patent-pending blast-mitigating technology, BlastWrap®, and its BlastGard® Mitigating Trash Receptacles were designated as Qualified Anti-Terrorism Technologies and placed on the “Approved Products List for Homeland Security.” We were issued the “Designation” and “Certification” for our technology by the Department of Homeland Security under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (the SAFETY ACT) in July of 2006.

The SAFETY ACT “Designation” and “Certification” are intended to support effective technologies aimed at preventing, detecting, identifying, or deterring acts of terrorism, or limiting the harm that such acts might otherwise cause. The criteria technologies must meet to be awarded “Designation” and “Certification” status include: the availability of the technology for immediate deployment in public and private settings; the magnitude of risk exposure to the public if the technology is not deployed; the evaluation of scientific studies being feasibly conducted to assess the technology’s capability to substantially reduce risks of harm; and the technology’s effectiveness in facilitating the defense against acts of terrorism. BlastWrap is designed to mitigate the blast effects of an explosion by rapidly extinguishing the fireball, eliminating burns and post-blast fires, and reducing the subsequent overpressures by more than 50%, thus reducing damage to people and property.

The SAFETY ACT legislation was designed to encourage the development and rapid deployment of life-saving antiterrorism technologies by providing manufacturers or sellers with limited risk to legal liability. It was also designed to harness the nation’s scientific and technological resources to provide federal, state, and local officials with the technology and capabilities to protect the United States from terrorist acts. One area of focus for the Department of Homeland Security is catastrophic terrorist threats to the nation’s security that could result in large-scale loss of life and major economic impact. The SAFETY ACT fosters research of technologies to counter threats both by evolutionary improvements to current capabilities and development of revolutionary, new capabilities.

GSA Approved Product

General Services Administration enters into contracts with commercial firms to provide supplies and services at stated prices. This streamlined procurement vehicle is available to federal agencies and other organizations to obtain engineering and environmental services from pre-qualified vendors. GSA has completed federally mandated contracting requirements—competition, pricing, small business and other contracting evaluations—normally required prior to obtaining services. Some of BlastGard’s finished products are in the GSA System.

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

•

Separators and partitions in explosives manufacturing and handling facilities, such as a load/assembly/pack depots, fireworks plants, and propellant manufacturing sites.

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

•

Blast protection shields, armors, and structures with “stealth” (low-observable) camouflage properties.

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

•

Safety shields and specialty protection for entertainment industry location sets such as in Hollywood, California sound stages, vehicles, on-location structures.

•

Personnel and vehicle protective armor.

•

Mining of coal, mineral extraction and processing safety.

Various Product Lines Identified For BlastWrap®- We have Several Completed and Finished Products

We are currently manufacturing our core product, BlastWrap®, for research and development testing by non-affiliated third-parties. The primary application for BlastWrap® is as an intermediate good for different applications and uses.

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

With these standards in mind, we have developed the following product lines to address the needs of customers and targeted markets:

•

Mitigated Bomb Receptacle

•

Explosive Storage Unit (ESU)

•

BlastMags of type dependant upon customer requirements

•      Blast Mitigated Unit Load Device (“BMULD”) - LD3 Container

•

Lining – Aircraft

•

Insensitive Munitions (IM) Weapons Container

•

Mitigated Trash Receptacle

•

Blast and Thermal Suppression (“BATS”) system products for vehicle improvised explosive device (IED), land mine protection and over-head protection from mortar and rocket attack for temporary accommodation units.

MBR 300

The BlastGard Mitigated-Bomb Receptacle (MBR 300) is intended to provide airport security personnel with an effective tool, if and when an explosive is discovered. The MBR 300 will dramatically contain and protect against all lethal threats posed by the detonation of an improvised explosive device (IED); namely, primary fragments, secondary fragments, mechanical effects (shock/blast pressure) and thermal effects (contact and radiation burn) from the fireball, afterburn and resultant post-blast fires. If a suspect package or bomb is discovered, the airports can use the MBR 300 as a safe means of securing that package until the bomb squad arrives.

The United States Transportation Security Administration has worked hard to secure U.S. airports against a range of threats that includes attacks against both aircraft and ground facilities. The largest and most visible investment made by the agency has been in enhancing the passenger screener force and in massively expanding the number of explosive detection systems (EDS) required to examine checked luggage for bombs. Effective security, therefore, includes not only deterrent and preventive measures but all efforts to mitigate casualties, damage, and disruption. Since deterrence and prevention are sometimes difficult to achieve given the nature of terrorism and the inherent vulnerabilities of public transportation, great emphasis is also placed upon the mitigation of casualties through design of facilities and upon effective, rapid response that ensures safety while minimizing disruption. We believe that the MBR 300 is an ideal pre-incident security technology for airport security when dealing with bomb threats and suspicious objects or packages.

Explosive Storage Units

The explosives storage units safely store highly detonable materials in a container, which prevents sympathetic detonation and afterburn. Additional customized uses of this product are foreseen in the research, such as for explosives storage and transport/handling and US Department of Defense contract markets. Future designs will incorporate the best practices of contracts concluded, thus creating a shorter product development timeline for future finished products.

BlastMags

With several of these magazines already in service at several locations, there are numerous applications in similar plants worldwide as well as product variants for many other industries including military, law enforcement, mining, fireworks, research facilities, and munitions manufacturing/handling.

Twin-Aisle (containerized) Aircraft – Blast Mitigated Unit Load Devices (BMULDs)

LD3 Cargo Containers are used primarily on twin aisle/wide body aircraft such as the B747. These luggage or cargo containers are manufactured by a few well-established companies throughout the world. The market is extremely competitive with low margins. In accordance with an agreement with Nordisk Aviation Products, we have combined our BlastWrap® blast-mitigating technology with Nordisk’s LD3 containers to create superior blast mitigating products for the air cargo and unit loading device (ULD) market called BlastGard BMULD. ULDs are pallets and containers used to load luggage, freight, and mail onto wide-body aircraft that facilitate the bundling of cargo into large units. The alliance has developed a new line of ULDs that include BlastWrap®. The introduction of this product line enables us to provide the airline industry an important new line of defense to increase airline safety of passengers and crewmembers. This revolutionary new container design incorporating BlastWrap® will prevent shock holing of the fuselage, effectively retaining the structural integrity of the aircraft; prevent post-blast fires and conflagration in the hold; and add little or only negligible weight to the ULD.

Lining – Single-Aisle (non-containerized) Aircraft

Working in conjunction with aircraft and shipping manufacturers, we are designing products and component assemblies to be used in the cargo holds of single-aisle aircraft. Due to the heightened security surrounding aircraft safety, we are diligently working to demonstrate the effectiveness of our product on this large sector which is estimated at about 70% of the commercial fleet.

Insensitive Munitions (IM) Weapons Containers

Weapons containers require specialty design. We have developed several of these containers for evaluation and testing by United States, United Kingdom and other military clients. Although we do not have a development or supply contract with any military agencies at this time, we anticipate important prototype testing of these designs will ensue in 2007. This product line will have numerous products for military weapons including bombs, rockets, medium and large caliber ammunition and missiles.

Trash Receptacles

We have four models of mitigated trash receptacles, the BlastGard® MTR 81, MTR 91, MTR 96 and MTR 101. These containers have been designed and proof tested to drastically mitigate blast pressures and thermal output and to capture bomb fragments.

Vehicle Improvised Explosive Devices and Mine Protection

Military vehicles (such as HMMWVs, HEMMT, M915 and FMTV) are or can be “up-armored” for improvised explosive devices and land mine protection. BlastGard® and Colt Rapid Mat LLC have developed and are now offering a new product called BATS. These specialty Colt RapidMat fiberglass-cased BlastWrap® products are easy to retro-fit to armored vehicles to provide protection for occupants from blast thermal output and head, neck and spine injuries from blast pressures.  Initial durability testing of BATS by the Nevada Automotive Test Center (NATC) for the Office of Naval Research has been concluded successfully.  Blast testing will ensue in 2007.

Rapid Deployment Fortification Wall (RDFW™), Bunker and Over-Head Protection from Mortars and Rockets for Temporary Accommodation Units

This product uses special BATS posts as a facing for fortification walls and revetments and top covering for the roof of bunkers and temporary accommodations/barracks and various other structures such as Hesco Bastion Concertainer® barriers, “Jersey barriers” and “Texas barriers”. Successful testing has been concluded for large, in-contact bare charge blasts on RDFW™ walls, and for 81mm mortar threats on bunkers.  Additional tests will proceed in Spring 2007 on large vehicle borne IED (“VBIED”) threats against various structures. In these applications, the BATS system is designed to mitigate blast pressures, rapidly quench blast thermal output and stop all VBIED fragments.

We have developed either finished products or working prototypes of BlastWrap® products for each of the product lines described above. All of these products have been and will continue to be tested and evaluated in-house, by third-parties and by interested clients and strategic partners. Prototypes may require further modifications based on the test results and client and partner feed-back. However, we have the following products that are completed and finished products, available for sale that we are currently manufacturing and marketing:

•

our core product BlastWrap®;

•

the BlastGard® MTR (mitigated trash receptacle);

•

BlastGard MBR 300;

•

the BMULD;

•

the BATS wall posts for RDFW™ walls, bunkers, overhead protection and other structure protection products.; and

•

the BATS modules / casings made by Colt RapidMat LLC for vehicle protection.

Manufacturing

We have three distinct production types:

•

Serial Production – items that can be produced in quantity in an efficient, high-speed assembly line fashion.

•

Contract Manufacturing – items that require special design or custom features requiring separate and special manufacturing processes.

•

OEM (Original Equipment Manufacturer) Production – items that are licensed to OEM manufacturers enabling greater control over design, quality and production requirements specific to their industry.

Serial Production

Manufacturing is sub-contracted to a BlastGard-licensed and qualified production facility, ideally in close proximity to the customer. This method facilitates customer interaction in design, quality and distribution to affect the greatest level of satisfaction and usefulness of the BlastWrap® product. BlastWrap® products likely to be built using Serial Production include:

BlastMags – The basic unit design of the small, especially plastic versions of this product line will use existing ready boxes and retrofit them with BlastWrap® protection. These products can be produced at existing fabricators trained and licensed to use BlastGard® Technology or can be sub-contracted to existing BlastGard® sub-contract production facilities.

Even though the sizes of a magazine will vary based on each customer’s needs, the basic design remains the same and can be produced at an existing magazine fabrication facility (which receives training and licensing from BlastGard®) or at a BlastGard® sub-contract production facility near the customer.

Contract Manufacturing

Although the Production/Engineering team in BlastGard’s Technology Center will design these items, we will sub contract manufacturing and assembly. This will be at our discretion to ensure quality and adherence to custom design requirements. BlastWrap® products likely to be built with contract manufacturing include:

Explosive Storage Units will be fabricated at a sub-contract facility with oversight by our engineers due to the nature of the highly customized and regulated design parameters required by the US Department of Defense and other regulating entities. In addition, designs may require testing, which will need to be administered by our personnel.

BlastMags – Design and production of this product will take place at BlastGard®’s preferred sub-contractor due to complex design requirements and the need for BlastGard® personnel to test product designs.

Original Equipment Manufacturer Production

Original equipment manufacturer production requires licensing agreements with contractors for a specific industry product. There will be several licensing agreements issued on a limited and non-exclusive basis to provide end-users with an appropriate number of well-located original equipment manufacturer producers. Once qualified and licensed by BlastGard®, original equipment manufacturer producers will be directed to produce and maintain quality standards per end user requirements. BlastWrap® products to be manufactured with original equipment manufacturer production will likely include:

Lining – Aircraft (B747- 400- Royalty)- Once design and testing has been completed by our engineering and design team, we will work closely with the certified and widely dispersed air frame sub-contractors to integrate the use of BlastWrap® into their internal systems, such as fuel tanks, cargo holds, cabin and fuselage. Aircraft manufactures, similar to auto manufactures, typically require several suppliers of each part. Therefore the license agreement for air frame sub-contractors will need to be limited and non-exclusive providing us royalties on a per-unit basis as well as continued design, manufacturing, and installation consulting.

Insensitive Munitions (IM) Weapons Containers – Once the design and testing of each product is complete, we will license and train personnel on the fabrication of the various products within the line. The Contractor chosen will manufacture this product line in-house for each specific munition / weapon system. The contractor is expected to pay a per unit royalty to us for use of the design and of the patented product. In return, we will be retained on a consulting and design basis as part of the license agreement.

Current manufacturing arrangements for finished products

Currently, we have several products that we consider to be completed and finished products. Manufacturing arrangements for those products follow:

•

Pro-Form Packaging, Inc., located in Dunellen, New Jersey manufactures BlastWrap® and the MTR and MBR lids and ships to Centerpoint Manufacturing for installation.

•

Centerpoint Manufacturing, Inc., located in Robertsdale, Alabama manufactures the BlastGard® MTR receptacles and will manufacture the BlastGard Mitigated Bomb Receptacles (MBR 300) as well. We entered into a five year exclusive alliance agreement with Centerpoint Manufacturing in October 2004 for the joint development of reinforced, blast mitigated trash receptacles. We are not contractually bound to use Pro-Form Packaging to manufacture the receptacle lids, and we believe that there are alternative manufacturers in the United States.

•

Geocell Systems, Inc. of San Francisco, California manufactures the RDFW™ for walls, revetments and bunkers in Park Hills, Missouri. Geocell is the exclusive manufacturer of this patented product and they are committed to working closely with BlastGard® International on the mutual efforts noted above. It may become desirable for BlastGard® to establish a contract for this manufacturing and commercial arrangement with Geocell Systems, Inc. in 2007 for the BATS product.

•

Colt Rapid Mat LLC is the manufacturer of the Blast and Thermal Suppression (BATS) in their plant in Delhi, Louisiana, which is for use on tops of bunkers, revetments and under vehicles. We are not contractually bound to use Colt Rapid Mat LLC to manufacture the BATS, and we believe that there are alternative manufacturers in the United States. It may become desirable for BlastGard® to establish a contract for this manufacturing and commercial arrangement with Colt Rapid Mat LLC in 2007.

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

Marketing Analysis

Overall Market

The market for blast solutions includes commercial industries (accidental explosions of chemicals, terrorist threats, demilitarization), militaries (weapons storage and transport, barriers, revetments and bunkers and vehicle protection), and governments and municipalities (bomb explosions and threats). We have examined each of these markets to identify areas and industries within each that will benefit most from BlastGard® Technology.

We have divided the commercial market into nine viable sectors as follows:

1. Energetic Materials (blasting agents, propellants, explosives)/Explosive Manufacturers/ Pyrotechnic Manufacturers

“Energetic materials” is a term used to encompass a wide range of materials that release intense heat during decomposition or combustion reactions.

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

4. Commercial Transport

Throughout the world, commercial companies ship explosive materials via air, train, bus or sea vessel. As determined by the National Highway Transportation Safety Administration, roughly 10% of goods shipped (in terms of tonnage) are classified as hazardous, meaning they can cause damage to other materials being transported, the transport container and supporting personnel. Such shipped products not only require insurance but also risk loss of money and injury.

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

5. Commercial Aviation

Testing in the United Kingdom by an agency of the Ministry of Defence under the auspices of the UK Civil Aviation Authority proved that our technology performs better than any other system tested in blast effect mitigation. BlastWrap® deals with all of the blast effects - the incident and reflected shocks, the Mach Stem shocks, the blast impulse, the blast flame front and blast after-burn. In spite of the many dollars expended in this area, political, governmental and scientific differences of opinion between United Kingdom and United States authorities on the best way to address these threats have simply stymied any meaningful solution being implemented for twin-aisle aircraft luggage containers.

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

Working with the world’s largest LD3 container manufacturer, Nordisk Aviation Products, Inc. we have developed a low-cost highly effective solution for a new class of “semi-hardened” blast mitigation LD3 containers. Blast mitigating LD3 containers do not yet exist. Over the last 10 years, the FAA, Galaxy and TelAir, have built and tested “hardened LD3 containers” (containers that fully contain the blast inside the container walls). However, these products are simply not commercially viable due to the extremely high capital and operating costs associated with the materials utilized and the significant excess weight.

Our new design differs from the hardened containers in the following ways:

•

Like hardened LD3’s, they prevent shock holing of the aircraft fuselage

•

They quench/kill afterburn and subsequent post-blast fires

•

They are light-weight, weighing about 225 pounds

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

7. Entertainment

We believe that BlastWrap® offers a unique ability to protect actors, stunt people, sets, and valuable equipment against blast effects. One specialty firm that creates explosions and fireballs for movies informed BlastGard® that roughly one stunt person is hurt each day in incidents involving explosives and pyrotechnics. The former California State Fire Marshal informed BlastGard® management that studios wished to conduct larger explosions on sound stages near Hollywood to keep production costs down, but are not able to do so because of severe constraints on charge sizes. With competition to create ever-greater blast effects in movie and television spectaculars, we believe that BlastGard® can capitalize on this opportunity by allowing industry players the ability to safely perform such events on Hollywood, California back-lots.

BlastGard® Technology can be used to create an assortment of props and structures, either as integral walls or worked into the landscape or sound stage. Most Hollywood explosions use black powder and gasoline in various combinations, with some additives or special-purpose materials such as detonating cord. The low explosive power of these materials would make BlastWrap®’s protection role, including protection of cameras, relatively simple.

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

8. Mining

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

We believe that using BlastWrap® in buildings, onboard ships, or in vehicles, barrier walls, revetments, barracks, bunkers and command posts can efficiently achieve effective blast mitigation at a low cost. In addition, BlastWrap® can be used in a variety of ways within each of these categories. From lining compartments in research and testing facilities to encasing engines to insulating launch installations, we believe that BlastWrap® will provide protection across a variety of platforms.

Other BlastWrap® uses would include munitions manufacturing, handling, (load/assembly/pack facilities) and storage (a very broad range from large depots to small magazines), explosives/munitions transport (again a wide array of small caliber ammunition to large rockets and missiles), military structures (wide range), military vehicles ((improvised explosive devices) and land mine protection), shields/revetments and broad demilitarization efforts. Although this market is huge, it is difficult to assess since typical military mind-set has been to accept the dangers of Q-D (quantity/distance offsets) in transport and use, and even in storage when in any conflict.

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

2. Defense/Storage of On-Base Munitions

The US Department of Defense components are all major prospective markets for BlastWrap®. Additionally, demilitarization (“demil”—the destruction of excess or spent munitions) is a major activity at numerous bases, munitions facilities, and test ranges. Most important to our marketing plan is to take advantage of the numerous, substantial opportunities created by base closures and “dense-packing” of munitions, people, and high-value assets.

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

Since World War 2, the majority of vehicle losses have been due to ground mines. Since the Arab-Israeli War of 1973, more than 90% of vehicles lost have been due to mines, however, in the War on Terror, we have seen in recent years a significant increase in vehicle loss due to improvised explosive devices.

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

We believe that BlastWrap® in a simple casing offers the capability of mitigating all seven mechanisms for achieving a vehicle “kill”. These mechanisms include total vehicle destruction (major disintegration, internal explosion, fire), incapacitating the crew (“g”-force accelerations that cause serious injury), loss of mobility (destroying wheels, tracks, and/or drive train), loss of vehicle control (steering damage or severe vehicle deformation), and immobilizing through fuel loss (fuel tank or fuel line rupture). There are numerous locations for BlastWrap® products that would provide the necessary protection, including exterior attachments, substitutions for existing vehicle “skins”, and behind-armor BlastWrap® material to mitigate internal blast effect and suppress internal fires. Our efforts with Colt Rapid Mat LLC are specifically focused on this application, especially for the United States Marine Corps.

4. Defense/Combat Systems

An additional area of focus for us is in the Defense market is major US Department of Defense system developments and upgrades. This includes the Air force’s production of combat aircraft, the Navy’s combat fleet and the Army’s “Future Combat Systems” family of C-130 air-transportable vehicles. While the US Department of Defense presents a viable market for the use of blast mitigation products that offer substantial system survivability, reduced weight, and other advantages, the organization’s purchase cycles are too uncertain and invariably prolonged, and the cost of participation for a contractor is very high.

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

While BlastWrap® can be effectively applied on board and throughout naval ships, this target market will not be pursued during our initial marketing efforts.

Government/Municipal Market

We have divided the Government/Municipal Market into the following sectors:

1. Government Buildings/Structures (Embassies)

The explosion, that ripped through the Alfred P. Murrah Federal Building in Oklahoma City on April 19, 1995 killed 168 people, injured more than 500 others and damaged more than 300 buildings. While the probability of becoming the victim of a terrorist attack has changed recently, it still remains low, but the cost of such an attack continues to skyrocket. According to The Sentinel (Vol. 1, No. 3, Third Quarter 1993), a publication of the Industrial Risk Insurers, explosion has the highest average dollar loss of all hazardous events. Therefore, another cost factor entering today’s construction and building operation economy is blast mitigation costs. Since September 11, 2001, insurance costs have risen dramatically as the threat of terrorism becomes a reality. We believe that BlastWrap® may help companies reduce these costs and related liabilities from unexpected explosions.

2. Research Facilities and Laboratories

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

Agreement With G & H Enterprises

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

Business Prospects/Recent Developments

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

In March 2007, the UK Defence Ordnance Safety Group (DOSG) completed testing of and are currently analyzing the results of several variants BlastGard has submitted (which use BlastWrap® as the key ingredient) of a new class of insensitive munitions (IM) packaging solutions. These novel packaging systems are designed to prevent mass detonations in ammunition and/or weapons storage and transport by the elimination of sympathetic detonation (SD) leading to catastrophic mass detonation.  This results when one detonating unit or energetic material initiates the next, and so on, in a chain reaction. It is also anticipated these IM solutions will dramatically improve fast cook off (the initiation of a unit of ammunition or other energetic store in the event of a fuel fire) and slow cook off performance (the initiation of a unit of ammunition or energetic material by a slowly increasing sustained temperature) as well as meet all of the other IM packaging specifications of NATO and the United States military. With UK Ministry of Defence (“MoD”) funding in place to support the testing and the manufacturing of the successful products, management believes that successful test results will be a prestigious achievement for our Company, allowing us to get our technology into the UK military and to establish an important precedent for other militaries.

We have shipped three separate lots of BlastWrap® to the United States Aviation and Missile Research, Development and Engineering Center in Huntsville, AL for testing in a well known missile system.  The project is classified and results of the tests are not published; however, we are told that generally, the results have been “quite impressive”.

We have conducted further development design and testing of a series of products for improved blast mitigation protection of rapid deployment barriers, walls, revetments and bunkers (including overhead protection from inbound mortars) for the United States military.  Two other companies involved with BlastGard in these wall and bunker developments are Geocell Systems, Inc. of San Francisco and Colt Rapid Mat LLC of Hartford, CT.  The three companies sponsored successful testing of the wall protection system at the US Marine Corps base at 29 Palms, CA on October 27, 2006.  On November 13, 2006, we received the initial contract from the Marines for shipment of wall and bunker system test articles to the Marine Warfighting Lab at Quantico, VA for more extensive and instrumented testing in April 2007.  In addition to the original fiberglass BATS being tested, we will provide the new, lower cost plastic BATS for testing at the same time.

We have extended our development of vehicle protection systems.  We are teamed with Colt Rapid Mat LLC as well as VSE Corporation in blast protection systems for tactical wheeled military vehicles.  Initial durability tests of an OEM blast mitigation system were successful in December 2006 at the Nevada Automotive Test Center (NATC) outside Carson City, NV.  Basic blast testing of our vehicle BATS will start at NATC, probably in the Spring of 2007.  BlastGard has delayed the vehicle tests for our retrofit system that were expected to be conducted in the Middle East around the end of the year.  Results from the NATC tests will determine the next steps in testing elsewhere.

In early 2006, BlastGard submitted proposals to the Nigerian Army, which requested BlastWrap®, to be used as a temporary solution for IM packaging.  In addition, we offered to provide ATO training, design, support and procedures for facilities, including new, “state of the art” facilities to protect against further disastrous blast events in their weapons depots.   As previously reported, BlastGard conducted a series of successful demonstrations for the Nigerian Army Ordnance Corps, demonstrating the effectiveness of BlastWrap® in reducing blast pressure and impulse and for preventing sympathetic detonation. BlastGard submitted proposals for BlastWrap®, for IM packaging, for training programs, for rapid deployment wall and bunker systems, for fire resistance products, and will offer oil pipeline protection systems soon for initial funding by the Nigerian government.  On September 17, 2006 ten Generals of the Nigerian Army were killed in an aircraft crash, temporarily but substantially disrupting virtually all Nigerian Army operations.  Those killed near the south-eastern town of Obudu include eight major generals and two brigadier generals. Although the 2006 Nigerian government budget includes a line item for initial BlastWrap® requirements, these contracts have not yet been placed.  Although the top Army personnel are undergoing an understandable and time-consuming restructuring, we still expect these contracts to be placed in 2007.

To assess the vulnerability of oil and gas pipelines to explosive attack, the Company conducted a series of explosive tests at Bakersfield, CA. The tests graphically illustrate the phenomenon of high explosive shock holing (breaching) of oil pipelines. We tested 24” OD X .375” wall API-5L X42 grade steel line pipe with welded .375” thick end plates (to seal the pipe). The assembly was then filled with water to represent the appropriate hydraulic shock transmission characteristics of a filled oil transmission line. A 2 pound charge of C4 was placed directly on the surface of the pipe and detonated. The charge punched a 6” diameter hole in the side of the pipe and produced a high pressure hydraulic wave in the fluid in the tube which split the end plate welds and distorted the plates. This is a classic example of steel “shock holing” and hydraulic shock transmission.  We then placed a 10-1/8” square section of 3” thick BlastWrap® onto an identical section of (filled) line pipe, and placed a second 2 pound charge of C4 directly onto the BlastWrap®, and fired the charge. The pipe was only slightly dented and neither of the end plates was deformed or exhibited split welds. We expect to develop this protection system with an impenetrable tough surface armor, which will make it very difficult for terrorists to destroy exposed oil pipelines (or wellheads and other production equipment) using current methods. The tests we have done prove that BlastWrap® does prevent shock holing, and this capability can be applied to many applications: aircraft fuselages, bridge pillars, suspension cables for bridges, electricity substations and “hardened” buildings.  Although the anticipated pipeline protection system development proposal has been delayed, recommencement of this high priority project will likely commence with further funding.

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

The American Public Transportation Association (http://www.apta.com/) (“APTA”) is the leading force in advancing public transportation. Every transit, bus and airport authority in the USA is a member of APTA as is 80% of Europe. APTA has established a Transit Security Infrastructure Work Group.  The focus of the Transit Security Infrastructure Work Group is to develop industry standards for transit related infrastructure.  Transit infrastructure is defined as passenger, maintenance and operations facilities, and their related assets; rights-of-way, including tunnels, elevated structures, and bridges; fixed assets, such as track, signals, traction power substations, and interlockings.  The Working Group has initially focused on the types and placement of security-conscious trash receptacles.  We expect these specifications will be published very soon, which should substantially set apart and enhance our MTR product line.  ASTM will likely follow with testing specifications for these products, and the Company will have a representative active in that effort as well.

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

In October 2006, we submitted a proposal to the Defense Ordnance Technology Consortium (DOTC) and National Warheads and Energetics Consortium (NWEC, of which BlastGard is a member) teamed with DCS Corporation for $2,000,000/year (for three years) of blast mitigation development work for IM packaging and hydrocode modeling for thermobaric weapons. The proposal was rated “satisfactory“, high enough for award funding.  So, to receive an award, appropriate “clients” (usually Picatinny Arsenal) must request funding of the projects defined in our proposal.  This potential award remains open for funding and management is hopeful that funding will occur  in 2007.

Competition

The market for blast containment and mitigation is not well defined. Competitors range from niche architectural and engineering firms that provide specialized design and construction techniques for buildings to fire systems manufacturers. We have identified the top nine established companies that offer blast mitigation solutions, each of which may be a potential competitor in one or more of the various markets that we are pursuing. Each of these companies has been in business longer, and has substantially greater resources than BlastGard®:

•

AISIS Ltd.

•

CINTEC

•

Corus Group PLC

•

Firexx Corporation

•

General Plastics Manufacturing

•

Line-X

•

Mistral Security, Inc.

•

Suppress X-S, LLC

•

Terre-Armee Israel Co.

Governmental Regulation

We are not aware of any existing or probable governmental regulations that would affect our business, except to the extent that we voluntarily design products to meet various governmental guidelines. For example, our products can be designed to conform to the United States Bureau of Alcohol, Tobacco and Firearm’s requirements for the containment of explosive materials.

 Research and Development

In 2006, 2005 and 2004, we spent approximately $128,853, $234,000 and $148,000, respectively, on research and development related activities. To date our products or prototypes of our products have been provided by us at no charge to potential customers for their own evaluation and testing done at their expense.

Employees

As of the filing date of this Form 10-KSB, we had five full time officers who are employees.  Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

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

Purchase of our stock is a highly speculative and you could lose your entire investment.  We have been operating at a loss since inception, and you cannot assume that our plans and business prospects described herein will either materialize or prove successful.  Accordingly, you may lose all or a substantial part of your investment.  The purchase of our stock must be considered a highly speculative investment.

We can provide no assurances we will be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at December 31, 2006.  These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We plan to generate cash flows with increased sales revenue over the next 12 months. We currently have a plan of equity financing to attempt to raise up to $6,000,000 through the sale of our common stock and warrants. However, as of the filing date of this Form 10-KSB, we have not closed on any proceeds of this planned financing. We can provide no assurances that the offering will be successfully completed or that we will be able to continue as a going concern. See “Notes to our Financial Statements.”

We have total liabilities at December 31, 2006 of $1,727,882, net of unamortized discount of $1,154,193 and may not be able to meet our obligations as they become due. At December 31, 2006, we have total liabilities of $1,727,882, net of unamortized discount of $1,154,193 which when added together results in obligations of $2,882,075. Of these obligations, approximately $2,520,000 is owed to our secured debt holders who have security interests in all our tangible and intangible assets. Our debt requires principal payments to begin on June 1, 2007 and is scheduled to end on June 22, 2008. Our debt agreements provide for certain events of default that may trigger acceleration of the principal of our debt and the payment of additional sums of money in the event we are in default. We can provide no assurances that we will be able to meet our debt obligations as they come due. Further, the holders of our secured debt have certain registration rights with respect to the common stock underlying the debentures and warrants held by them. In the event we do not obtain and maintain an effective registration statement of all their underlying common stock for resale, we will be in default under our agreements with them. We can provide no assurances that our efforts to obtain and maintain an effective registration statement with respect to their registrable securities will be successful. See “Notes to our Financial Statements.”

We gave recently borrowed money from an officer and director to remain operational and we can provide no assurances that these loans will continue to remain operational.  We estimate that we will require over $5.2 million to carry out our business plan over the next 18 months and to retire our debt as it becomes due. At December 31, 2006, we had $12,293 in cash on hand and $327,227 in other current assets. From January 1, 2007 through the filing date of this Form 10-KSB, Michael J. Gordon, an officer and director of our company, has loaned us a total of approximately $100,000 to keep us as a going concern. However, we can provide no assurances that he or any other person will continue to lend us the necessary funds to remain a going concern and to support our operations. Further, if our plans to raise additional equity financing are not successful, it is unlikely that Mr. Gordon will loan our company any additional monies. In such event, we may be unable to continue as a going concern to continue our operations, and such financing may not be available on terms satisfactory to us, if at all.

We have incurred substantial losses from inception and we have only recently begun to generate revenues; failure to achieve significant revenues and profitability in the future would cause the market price for our common stock to decline significantly.  We have generated net losses from inception. We have an accumulated retained deficit of $7,185,365 and a shareholders’ deficit of $1,074,143 as of December 31, 2006, and we have only recently begun to generate revenues.  As we experience anticipated growth and an expansion of our operations, we are likely to experience an increase in operating expenses and costs of doing business.  If we don’t immediately achieve significant revenues and profitability in the near future, the market price for our common stock could decline significantly.

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

The market price of our common stock is highly volatile and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price.  Our common stock has been historically thinly traded and the market price has been highly volatile.  For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

▪

announcements of new products or sales offered by BlastGard® or its competitors;

▪

actual or anticipated variations in quarterly operating results;

▪

changes in financial estimates by securities analysts;

▪

changes in the market’s perception of us or the nature of our business; and

▪

sales of our common stock.

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price.  As of April 5, 2007, we have outstanding 22,110,913 shares of common stock. Substantially all of our outstanding common stock is either in the public float, subject to a current registration statement or restricted common stock currently available for sale by management personnel and others under Rule 144 of the Securities Act of 1933, as amended.  In the event that our plan of financing to raise up to $6,000,000 is successful, of which there can be no assurances given, there will be a substantial increase in the number of outstanding shares of restricted common stock. In general, under Rule 144, a person who has held restricted common stock for one year may, under certain circumstances, sell within any three-month period a number of shares which is not greater than one percent of the then outstanding shares of common stock.  Under certain circumstances, the sale of shares which have been held for two years by a person who is not affiliated with us is also permitted without limitation under Rule 144(k). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

“Penny Stock" regulations may adversely affect your ability to resell your stock in market transactions. The SEC has adopted penny stock regulations which apply to securities traded over-the-counter.  These regulations generally define penny stock to be any equity security that has a market price of less than $5.00 per share or an equity security of an issuer with net tangible assets of less than $5,000,000 as indicated in audited financial statements, if the corporation has been in continuous operations for less than three years.  Subject to certain limited exceptions, the rules for any transaction involving a penny stock require the delivery, prior to the transaction, of a risk disclosure document prepared by the SEC that contains certain information describing the nature and level of risk associated with investments in the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Monthly account statements must be sent by the broker-dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000).  These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser's written consent to the transaction.

Our common stock is currently subject to the penny stock regulations.  Compliance with the penny stock regulations by broker-dealers will likely result in price fluctuations and the lack of a liquid market for the common stock, and may make it difficult for you to resell your stock in market transactions.

Item 2.

Description of Property

We do not own any real estate properties. We are located in a 6,000 square foot facility comprised of approximately 1,260 square feet of air conditioned office space and 4,740 square feet of non air conditioned warehouse space located at 12900 Automobile Blvd., Suites C-D, Clearwater, Florida 33762. We pay a base monthly rent of $2,782, which includes rent, common area maintenance, and real estate taxes. Management believes that these facilities are adequate for our current and anticipated needs. Formerly, we paid rent pursuant to a sublease from Michael J. Gordon, an officer and director, which expired on December 31, 2005. A new lease was entered into directly between the landlord and us. The term of the new Lease commenced on January 1, 2006 and expired on the 31st day of December 2006. Our current lease for 2007 is month-to-month. Management believes that the rent rate is at or below market cost for similar space and that the facilities are adequate for our current and anticipated needs.

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

On September 12, 2005, we were served with a lawsuit that was filed in the Second Judicial District Court in Washoe County, Nevada as case number CV-05-02072. The plaintiff in the lawsuit was Verde Partners Family Limited Partnership. The lawsuit makes a variety of claims and contends that BlastGard and certain officers of BlastGard misappropriated certain technology, including two patents, and seeks damage “in excess of $10,000”. The action was removed to federal court in Nevada. We filed a motion to have the case dismissed as to BlastGard International, Inc., and all other defendants, for lack of personal jurisdiction. There was also a motion for a more definite statement in that three of the claims by Verde are conclusory, vague and ambiguous.

On July 14, 2006, the United States District Court rendered its decision in this case. It was ordered and adjudged that the motion to dismiss the individual defendants and the motion to dismiss the BlastGard defendants was granted. Defendants’ motion for a more definite statement is moot. The Court entered judgment on July 17, 2006 in favor of all Defendants and against the Plaintiff. The Plaintiff had 30 days from the date of the judgment (July 17) to file a notice of appeal and no filing was made.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.   Market for Common Stock and Related Shareholder Matters

There is a limited public market for our Common Stock.  Our Common Stock has been quoted on the OTC Bulletin Board under the symbol “BLGA” since March 29, 2004 (on some internet-based services such as http://finance.yahoo.com, stock quotes can be accessed using the symbol BLGA.OB).  Prior to that date, the symbol was “OPUS.” The following table sets forth the range of high and low sales prices for our Common Stock for each quarterly period indicated.

Quarter Ended	High Sales	Low Sales

March 31, 2005	$4.75	$1.12
June 30, 2005	$1.80	$1.05
September 30, 2005	$1.65	$0.66
December 31, 2005	$1.09	$0.45

March 31, 2006	$0.67	$0.30
June 30, 2006	$0.75	$0.31
September 30, 2006	$0.69	$0.45
December 31, 2006	$0.59	$0.33

March 31, 2007	$0.39	$0.26

The source of this information is the OTC Bulletin Board and other quotation services.  The quotations reflect inter-dealer prices, without retail markup, markdown or commission.

Holders

As of March 8, 2007, there were approximately 221 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on its common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Repurchases of equity securities

We did not repurchase any of our outstanding equity securities during the year ended December 31, 2006. In February 2006, we entered into an Option Agreement with eight stockholders of record at an option cost of $.001 per share giving us the right to repurchase their 2,958,850 shares of our Common Stock at $.30 per share through the expiration date of March 31, 2006.  This option was not exercised by us and it expired.

Sales of Unregistered Securities

See “Item 6 and Item 12” regarding securities issued to officers, directors, consultants and others.

We believe that the transactions in our unregistered securities described in Item 6 and Item 12 were exempt from registration under Section 4(2) and/or Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D. Each transaction did not involve a public offering and an appropriate restrictive legend was placed on each security, unless subsequently registered for resale under the Securities Act.

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

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to six government service advantage (“GSA”) clients located in the United States. In this respect, in February 2006, we received an order for 190 BlastGard® MTR blast mitigated trash receptacles from the National Railroad Passenger Corporation also known as Amtrak. The blast mitigated trash receptacles were installed at twelve different Amtrak stations throughout the United States. Amtrak took delivery and installation of the trash receptacles during 2006. We recognized approximately $828,000 in gross revenue from this initial order. In addition, we received other orders for MTRs from the U.S. Holocaust Memorial Museum, GSA for Federal Buildings and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. For the year ended December 31, 2006, we recognized sales of $925,880 and a gross profit of $234,415.

In 2005, we emerged from our development stage operations and had sales of $1,129,271 and gross profit of $297,929 from the sale of our BlastGard MTR blast mitigated trash receptacles to five government service advantage (“GSA”) clients located in the United States.

Operating expenses in 2006 were $2,196,040 or 237% of sales as compared to $1,756,994 or 156% of sales for 2005.  Operating expenses increased in 2006 over 2005 by $439,046 due to increases in stock based compensation of approximately $425,000 and increases in general and administrative expenses of approximately $125,000 partially offset by decreases in research and development expenses of $105,000.

Our net loss for 2006 was $2,451,476 as compared to a 2005 net loss of $1,771,306, an increase of $680,170. This increase in our 2006 net loss was primarily due to decreased gross profit of $63,514, increased operating expenses of $439,046 and increased interest expense of $444,059.

BlastGard’s products are currently being tested (or have recently been tested) and evaluated by many military and defense contractors and commercial companies in the United States and abroad as described under Business Prospects. As we experience anticipated growth and expansion of our operations, we will experience an increase in operating expenses and costs of doing business.

Business Prospects

BlastGard’s products are currently being tested (or have recently been tested) and evaluated by many military and defense contractors and commercial companies in the United States and abroad.  Management is confident that the successful completing of field tests and evaluations by these potential customers will result in significant revenues in our upcoming reporting periods. See “Business Prospects / Recent Developments” contained in Item 1 herein.  As we experience anticipated growth and expansion of our operations, we may experience an increase in operating expenses and costs of doing business.  See “Item 1-Risk Factors.”

Liquidity and Capital Resources

At December 31, 2006, we had cash of $12,293, a retained deficit of $7,185,365 and a shareholder deficit $1,074,143.  During 2006, net cash was used in operating activities of $1,322,276. This resulted primarily from our net loss of $2,451,476, partially reduced by a stock based compensation non-cash charge of $673,159 and depreciation and amortization of $165,808.  During 2006, net cash was used in investing activities of $4,989, primarily to purchase property and equipment.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at December 31, 2006.  These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We plan to generate cash flows with increased sales revenue over the next 12 months.  We currently have a plan of equity financing to attempt to raise up to $6,000,000 through the sale of our common stock and warrants. However, as of the filing date of this Form 10-KSB, we have not closed on any proceeds of this planned financing. We can provide no assurances that the offering will be successfully completed or that we will be able to continue as a going concern. See”Risk Factors” and “Notes to our Financial Statements.”

Our monthly cash needs are budgeted to average approximately $150,000 per month, with the following approximate breakdown:

salaries and benefits	$60,000
consulting, professional fees	$41,000
debt interest	$17,000
office overhead	$3,000
travel	$9,000
research and development	$20,000
total	$150,000

Commencing on June 1, 2007 through June 22, 2008, we will be required to make payments of principal on our outstanding secured debt which currently totals approximately $2,520,000. See “Risk Factors” regarding our possible inability to meet our debt obligations as they become due and payable. The foregoing budget does not take into account payment of principal on our secured debt.

Historically, we have relied on management’s ability to raise capital through equity private placement financings to fund our operations. While no capital was raised by us in 2005, we raised capital in 2004 and in June 2006 through the following private placement transactions:

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

An event of default occurred on March 20, 2005 with respect to the holders of the December 2004 debt and class A and class B warrants because a registered statement for the resale of the shares underlying the notes and warrants was not declared effective by the SEC by that date, as required by our agreement with the note holders. The SEC declared our Registration Statement on Form SB-2 effective on August 10, 2005. As a result, our December 2004 debt was then no longer in default. However, as a result of the default, we recorded $38,943 of additional default interest and $11,127 in default penalties.

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

In March 2007, we entered into a new Waiver and Modification Agreement with the holders of the December 2004 Debt. Pursuant to said agreement, they waived their right of first refusal to participate in our planned financing to raise up to $6,000,000. Further, the holders of the December 2004 Debt agreed to extend the maturity date of their notes to March 20, 2008 and to refrain for a period of ten months from March 20, 2007 from taking any action to foreclose on its security interest unless the holders, in their sole discretion, determined that the securities are in danger of being compromised. The holders of the December 2004 Debt also agreed to reduce the exercise price of their Series F Warrants to $.50 per share and to waive any increase in the number of warrant shares that would otherwise be called for pursuant to the Warrant. In addition, such holders agreed with us to lower the exercise price of their Class A and Class B Warrants to $.45 per share (and the conversion price of their notes to $.45 per share). The new Waiver and Modification Agreement  will become effective on  the date that we first accept funds raised from our private placement of up to $6,000,000. As of the filing date of this Form 10-KSB, we have not accepted any funding. See “Risk Factors.”

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

Our recent debt and equity financings are described above. We have in the past and currently relied principally on external financing to maintain our company as a going concern. All of our assets have been used as collateral to secure our indebtedness. Among the many risks of our business and an investment in our company, is the possibility that we will not be able to meet our obligations as they come due and remain as a going concern. We have also agreed to file a registration statement to register for resale by the holders of the June 2006 debt, the number of shares of common stock issuable to them upon conversion of their notes and exercise of their warrants, as well as to register for resale by Source Capital (and its transferees) and the holders of the December 2004 debt, the shares of common stock issuable upon exercise of their newly granted warrants.  In September 2006, we obtained an effective registration statement pertaining to the (i) shares of common stock issuable upon conversion of the June 2006 Debt based upon a conversion price of $.75 per share and (ii) warrant shares underlying the (x) Class C and Class F Warrants held by the holders of the June 2006 Debt and (y) all the warrants held by Source Capital (and its transferees).  In September 2006, an amended agreement was entered into by and among the Company and the holders of the June 2006 Debt. This amendment requires us to register with the SEC the resale of the shares of common stock issuable upon exercise of the Class D and Class E Warrants and an additional 30% of the original Registrable Securities (as defined) upon receipt, in writing, of a written demand from such persons holding at least 51% of the outstanding Registrable Securities. To date, no such written demand has been received by us.

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

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

To the Board of Directors and Shareholders:

Blastgard International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Blastgard International, Inc. as of December 31, 2006, and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blastgard International, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP

Englewood, Colorado

March 23, 2007

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

Balance Sheet
December 31, 2006

Assets
Current assets:
Cash	$12,293
Accounts receivable, net	49,193
Inventory, at cost	266,315
Prepaid expenses	11,719
Total current assets	339,520
Property and equipment, net (Note 2)	36,014
Other assets:
Unamortized debt issue costs (Note 4)	197,325
Deferred costs	73,608
Deposits	7,272
$653,739

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities on convertible notes payable, net of unamortized discount of $323,763 (Note 3)	$996,734
Accounts payable	148,809
Accrued liabilities	52,769
Total current liabilities	1,198,312
Long-term debt:
Subordinated debt, net of unamortized discount of $830,430 (Note 4)	369,570
Derivative liability	160,000
Total liabilities	1,727,882
Shareholders’ deficit (Note 5):
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized, 22,110,913 shares issued and outstanding	22,111
Additional paid-in capital	6,313,069
Prepaid services for stock	(223,958)
Retained deficit	(7,185,365)
Total shareholders’ deficit	(1,074,143)
$653,739

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

Statements of Operations

	For The Years Ended
	December 31,
	2006	2005
Sales	$925,880	$1,129,271
Cost of goods sold	691,465	831,342
Gross profit	234,415	297,929
Operating expenses:
Stock-based compensation (Note 5):
Granted stock options	589,367	163,800
Consulting services	83,792	89,950
General and administrative	1,364,901	1,244,174
Research and development	128,853	233,677
Depreciation and amortization	29,127	25,393
Total operating expenses	2,196,040	1,756,994
Operating loss	(1,961,625)	(1,459,065)
Non-operating income/(expense):
Loss on disposal of assets	(863)	(9,642)
Interest income	11,539	24,119
Subrental income	4,500	6,250
Derivative gain (Note 4)	272,000	-
Interest expense:
Amortized debt issue costs (Note 3)	(136,681)	(55,227)
Amortized debt discount (Note 4)	(482,475)	(114,071)
Interest expense	(157,871)	(163,670)
Loss before income taxes	(2,451,476)	(1,771,306)
Income tax provision (Note 7)	-	-
Net loss	$(2,451,476)	$(1,771,306)
Basic and diluted loss per share	$(0.11)	$(0.08)
Basic and diluted weighted average common shares outstanding	22,213,653	21,901,680

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

			Additional
	Common Stock		Paid-In	Prepaid Services	Retained
	Shares	Par Value	Capital	for Stock	Deficit	Total
Balance at December 31, 2004	21,856,625	$21,857	$3,834,304	$-	$(2,962,583)	$893,578
Granted stock options (Note 5)	-	-	40,250	-	-	40,250
Stock issued in exchange for consulting services (Note 5)	100,000	100	124,900	-	-	125,000
Stock issued in exchange for consulting services (Note 5)	40,000	40	38,760	-	-	38,800
Granted stock options (Note 5)	-	-	33,638	-	-	33,638
Stock issued as payment for debt principal, interest and default interest and penalties (Note 3)	314,288	314	216,543	-	-	216,857
Vesting of stock options (Note 5)	-	-	16,063	-	-	16,063
Net loss	-	-	-	-	(1,771,306)	(1,771,306)

Balance at December 31, 2005	22,310,913	$22,311	$4,304,458	$-	$(4,733,889)	$(407,120)
Stock issued in exchange for services (Note 5)	25,000	25	6,725	-	-	6,750
Return of contested shares (Note 5)	(300,000)	(300)	300	-	-	-
Stock issued in exchange for services (Note 5)	75,000	75	32,175	-	-	32,250
October 2006, stock issued in exchange for services (Note 5)	625,000	625	268,125	-	-	268,750
Prepaid stock for services (Note 5)	-	-	-	(223,958)	-	(223,958)
Contribution of stock (Note 5)	(625,000)	(625)	625	-	-	-
Vesting of stock options (Note 5)	-	-	589,367	-	-	589,367
Vesting of warrants for stock on subordinated debt (Note 4)	-	-	1,111,294	-	-	1,111,294
Net loss	-	-	-	-	(2,451,476)	(2,451,476)
Balance at December 31, 2006	22,110,913	$22,111	$6,313,069	$(223,958)	$(7,185,365)	$(1,074,143)

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

Statements of Cash Flows

	For The Years Ended
	December 31,
	2006		2005
Cash flows from operating activities:
Net loss		$(2,451,476)	$(1,771,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		165,808	194,691
Stock-based compensation (Note 5)		673,159	253,750
Stock issued to pay interest (Note 5)		-	173,136
Discount on convertible notes payable (Note 4)		482,475	-
Loss on settlement of liabilities		-	9,642
Loss on disposal of assets		863	-
Changes in operating assets and liabilities:
Accounts receivable		156,348	(205,541)
Inventory		(251,816)	(14,499)
Other operating assets		(276,705)	(28,142)
Accounts payable and accruals		179,068	(9,322)
Net cash used in operating activities		(1,322,276)	(1,397,591)
Cash flows from investing activities:
Payments for deferred costs		-	(16,023)
Proceeds from sale of assets		666	-
Purchases of property and equipment		(5,655)	(46,449)
Net cash used in investing activities		(4,989)	(62,472)
Cash flows from financing activities:
Proceeds from loans		1,305,000	-
Payments on long-term debt		(326,667)	-
Net cash provided by financing activities		978,333	-
Net change in cash		(348,932)	(1,460,063)
Cash, beginning of year		361,225	1,821,288
Cash, end of year		$12,293	$361,225
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest		$157,871	$-
Income taxes		$-	$-
Noncash investing and financing transactions:
Common stock issued in exchange for debt extinguishment (Note 4)	$		$34,080

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

 (1)

Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Blastgard International, Inc. (the “Company”) was incorporated on September 26, 2003 as Blastgard Technologies, Inc. (“BTI”) in the State of Florida.  The Company creates, designs, develops and markets proprietary blast mitigation materials.  The Company’s patent-pending BlastWrap® technology effectively mitigates blast effects and suppresses post-blast fires.  The Company sub-contracts the manufacturing of products to licensed and qualified production facilities.

The Company went public through a shell merger on January 31, 2004.  On March 31, 2004, the Company changed its name to Blastgard International, Inc.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred recurring losses, and has negative working capital and a net capital deficiency at December 31, 2006.  These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Development Stage

The Company emerged from the development stage during the year ended December 31, 2005.  Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at December 31, 2006.

Financial Instruments

The carrying amounts of cash, receivables and current liabilities approximate fair value due to the short-term maturity of the instruments.  Debt obligations are carried at cost, which approximates fair value due to the prevailing market rate for similar instruments.

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

Accounts Receivable

Accounts receivable consists of amounts due from customers (mostly government agencies) based in the United States and abroad.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of December 31, 2006, management believes an allowance for uncollectible accounts receivable in the amount of $3,873 is adequate.

Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market.  Inventory consists of materials used to manufacture the Company’s BlastWrap® product and finished goods ready for sale as follows:

Finished goods	$247,859
Materials and supplies	18,456
Total inventory	$266,315

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

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

Research and Development

Research and development costs are expensed as incurred.

Advertising

Advertising costs are expensed as incurred.  Advertising costs of $150,855 and $110,971 were incurred during the years ended December 31, 2006 and 2005, respectively.

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

Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” Prior to the adoption of SFAS 123(R) we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognized no compensation expense for stock option grants.

As a result of adopting SFAS 123(R), our income from operations before taxes, net increase in net loss and basic earnings per share were approximately $572,441, and $0.06 lower, respectively, for the year ended December 31, 2006 than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

The impact on our income from operations before taxes, net increase in net assets, basic earnings per share and diluted earnings per share had we accounted for stock-based compensation in accordance with SFAS 123(R) in 2005 would have been $263,736, and $0.04 lower, respectively, for the year ended December 31, 2005. Prior periods were not restated to reflect the impact of adopting the new standard and there is no cumulative effect.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using assumptions for volatility, expected term, risk-free interest rate and dividend yield. The Company has used one grouping for the assumptions as our option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon our history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is based on the historical dividend yield.

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method.  Pro forma disclosures have been included in Note 5.

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

Loss per Common Share

Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of December 31, 2006, there were 3,825,750 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive.  Also excluded from the calculation of net loss per share-diluted were 953,139 outstanding common stock warrants, which would also be antidilutive.  In addition, at December 31, 2006 the Company had 5,970,472 warrants outstanding issued in connection with convertible promissory notes that were convertible into approximately 6,000,000 shares of the Company’s common stock.  Shares issued resulting from the conversion would also be antidilutive.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and No. 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement.  The adoption of SFAS 155 is expected to affect the recording of future convertible debt. The Company has not revalued any previously issued financial instruments.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain circumstances.  The Company does not expect the adoption of FIN 48 to materially impact our financial position or results of operations.

 In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to materially impact our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS 157 to materially impact our financial position or results of operations

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company has not determined the affect of adopting this standard.

(2)

Property and Equipment

Property and equipment consisted of the following at December 31, 2006:

Equipment	$77,120
Furniture	15,057
92,177
Less accumulated depreciation	(56,163)
$36,014

Depreciation expense totaled $29,127 and $25,393, respectively, for the years ended December 31, 2006 and 2005.

(3)

Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants.  The Company’s convertible promissory notes payable consist of the following at December 31, 2006:

$1,000,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
discount of $227,276	$702,651
$200,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
discount of $45,455	140,530
$100,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
discount of $22,728	70,265
$100,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
discount of $22,728	70,265
$20,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
discount of $5,576	13,023
996,734

Less: current maturities	(996,734)
$-

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

Each note carries a default interest rate of 15% per annum. Aggregate monthly payments of 1.2% of the principal amount are due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount are due commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount are due commencing November 1, 2006 through October 31, 2007. However, as a result of the June 22, 2006 debt financing, the payment arrangements were modified. Monthly payments of interest only (8%) based on the principal amount is due commencing June 1, 2006 through May 31, 2007, and then aggregate monthly payments of 6% of the principal amount is due commencing June 1, 2007 through October 31, 2007.  Payments will be applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007.  All accrued interest had been paid in full as of December 31, 2006.

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

Detachable common stock warrants issued with convertible promissory notes

The fair value of detachable Class “A” and Class “B” warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable.  The discount is amortized over the life of the debt.  As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value ($1,320,497 at December 31, 2006).

As part of a debt financing conducted in June 2006 (see Note 4), the Company re-priced the warrants and issued and additional 666,667 Class “F” warrants.  The exercise price on the 473,336 Class “A” warrants was reduced from $2.09 to $1.00 per share.  The exercise price on the 141,999 Class “B” warrants was reduced from $3.00 to $1.50 per share.  The fair value of the warrants was increased by $45,630 as follows:

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

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

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

The initial discount recorded on the convertible promissory notes totaled $332,707.  Following the revaluation of the Class “A” and “B” warrants and the issuance of the Class “F” warrants, the total discount related to the convertible promissory notes increased to $653,004.  As of December 31, 2006, $329,242 of the discount was amortized to interest expense, reducing the balance of the unamortized discount to $323,763.  Amortization expense on the debt discount totaled $205,664 for the year ended December 31, 2006.

Debt issue costs

The Company paid its debt placement agent and its attorney a total of $112,370 and issued detachable Class “A” and “B” warrants in connection with the issuance of the convertible promissory notes.  The original fair value of the warrants totaled $48,709, but increased to $55,342 following the re-pricing discussed above.  The sum of the payments and the fair value of the warrants, resulted in total debt issue costs of $167,712.  Amortization resulting from the debt issue costs is charged to interest expense.  Accumulated amortization and amortization expense of the debt issue costs totaled $139,980 and $80,150 as of and for the year ended December 31, 2006, respectively.

The convertible debt discount and related debt issue costs are expected to amortize as follows:

December 31,	Debt Discount	Debt Issue Costs	Totals
2007	$ 323,763	$ 27,732	$ 351,495

(4)

Subordinated Convertible Notes Payable

On June 22, 2006, the Company entered into agreements to borrow an aggregate principal amount of $1,200,000 and to issue to the investors subordinated, convertible promissory notes and common stock purchase warrants.  The Company’s subordinated, convertible promissory notes payable consist of the following at December 31, 2006:

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

$600,000 subordinated, convertible promissory note
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $415,215	$ 184,785
$600,000 subordinated, convertible promissory note
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $415,215	184,785
369,570
Less: current maturities	-
$ 369,570

These notes are subordinated to the convertible promissory notes listed in Note 3, which are collateralized by all of the Company’s assets until the notes have been fully paid or fully converted into common stock.

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

Principal balance of the notes	$ 1,200,000
Less debt discounts:
Fair value of warrants (below)	(675,240)
Fair value of conversion option (below)	(432,000)
Plus amortization of discounts	276,810
Carrying value at December 31, 2006	$ 369,570

Detachable common stock warrants issued with subordinated convertible promissory notes

In connection with the subordinated, convertible promissory notes, the Company issued note holders the following warrants to purchase shares of its common stock:

				Relative
	Number	Exercise	Fair	Fair
Description	Issued	Price	Value	Value
Class "C" warrants	1,200,000	$ 1.00	$ 0.392	$ 0.171
Class "D" warrants	1,200,000	$ 1.50	$ 0.360	$ 0.157
Class "E" warrants	600,000	$ 2.00	$ 0.337	$ 0.147
Class "F" warrants	1,066,666	$ 0.75	$ 0.412	$ 0.180
	4,066,666

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

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

Debt issue costs

The Company paid its debt placement agent and attorney a total of $117,000 in connection with the issuance of the subordinated, convertible promissory notes.  In addition, the Company issued the placement agent common stock purchase warrants as follows:

	Number	Exercise	Fair
Description	Issued	Price	Value
Class "C" warrants	72,000	$ 1.00	$ 0.392
Class "D" warrants	72,000	$ 1.50	$ 0.360
Class "E" warrants	36,000	$ 2.00	$ 0.337
Class "F" warrants	104,000	$ 0.75	$ 0.412
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

The subordinated, convertible debt discounts and related debt issue costs are expected to amortize over the next two years as follows:

	Debt	Debt Issue
December 31,	Discount	Costs	Totals
2007	$ 553,620	$ 113,062	$ 666,682
2008	276,810	56,531	333,341
	$ 830,430	$ 169,593	$ 1,000,023

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

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

		Number of Shares
		In Which The
	Derivative	Derivative Liability
	Liability	Can Be Settled
Embedded conversion feature, June 22, 2006	$ 432,000	1,600,000
Embedded conversion feature, December 31, 2006	160,000	1,600,000
	$ 272,000

The gain on the derivative liability totaled $272,000 for the year ended December 31, 2006.

 (5)

Shareholders’ Deficit

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

Share-based payment

On November 8, 2006, the Company issued 625,000 shares as an enticement to enter a sales consulting agreement with an unrelated party.  These shares were contributed to the Company by several officers.  On that date, the traded market value of the common stock was $0.43 per share.  The Company’s Board of Directors valued the issuance at market since the shares issued were unrestricted shares contributed by several officers.   Stock-based compensation expense of $268,750 was recognized in the accompanying financial statements for the year ended December 31, 2006.  Of this amount, $223,958 was deferred as of December 31, 2006.

In July 2006 the Company received 300,000 contested shares in settlement of litigation.  These shares were cancelled upon receipt.  See Note 9 below.

On August 18, 2006, the Company issued 75,000 shares of its common stock in exchange for services.  The Company’s Board of Directors valued the services at fair value.  Stock-based compensation expense of $32,250 was recognized in the accompanying financial statements for the year ended December 31, 2006

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

On February 23, 2006, the Company issued 25,000 shares of its common stock in exchange for investor relations services.  The Company’s Board of Directors valued the services at fair value.  Stock-based compensation expense of $6,750 was recognized in the accompanying financial statements for the year ended December 31, 2006.

On August 22, 2005, the Company issued 40,000 shares of its common stock in exchange for investor relations services.  The Company’s Board of Directors valued the services at fair value.  Stock-based compensation expense of $38,800 was recognized in the accompanying financial statements for the year ended December 31, 2005.

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

The fair values of the above options were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.00 - 4.42%
Dividend yield	0.00%
Volatility factor	33.97 - 76.71%
Weighted average expected life	3 - 5 years

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

See the schedule below for the pro forma disclosures.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees.

Options are granted at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant. During the years ended December 31, 2006 and 2005, we granted 1,600,000 and 745,000 options to purchase shares of common stock with a weighted average grant date fair value of $0.48 and $0.80 per option, respectively. The weighted average grant date fair value of options granted during the three months ended December 31, 2006 and 2005 was $0.37 and $0.80, respectively.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” Prior to the adoption of SFAS 123(R), we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the twelve months ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

The following table illustrates the impact SFAS 123(R) has had on our net loss and related per share information for the year ended December 31, 2006 and the pro forma effects on our net loss and related per share information for the year ended December 31, 2005 had SFAS 123(R) been in effect in 2005.

	Twelve Months Ended
	2006	2005
Net (loss) earnings **	$(1,778,317)	$(1,771,306)
Compensation expense per SFAS 123R, net of related tax effect*	$(673,159)	-
Earnings (loss) per share, as reported
Basic & diluted	$(0.11)	$(0.08)
Pro forma effects
Pro forma compensation expense per SFAS 123, net of related tax effect	-	$(808,815)
Net (loss) earnings, pro forma	$(2,451,476)	$(2,580,121)
Earnings per share, pro forma
Basic & diluted, pro forma		$(0.12)

*	Tax effect pertains only to certain non-qualified stock options.
**	Before stock compensation expense in 2006, as reported in 2005

Our results of operations include stock-based compensation for the twelve months ended December 31, 2006 as follows:

Twelve Months
General and administrative	$673,159
Less: Tax effect of non-qualified options	-
$673,159

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense for the three and twelve months ended December 31, 2006 were calculated as follows:

•	Expected dividend yield — based on the Company’s historical dividend yield.

•	Expected volatility — based on the Company’s historical market price at consistent points in a period equal to the expected life of the options.

•	Risk-free interest rate — based on the U.S. Treasury yield curve in effect at the time of grant.

•

Expected life of options — calculated using the simplified method as prescribed in Staff Accounting Bulletin No. 107, where the expected life is equal to the sum of the vesting period and the contractual term divided by two.

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the twelve months ended December 31, 2006 and 2005.

	2006	2005
Expected dividend yield	0%	0%
Expected volatility	129.29%	129.29%
Risk-free interest rate	4.65 – 4.96%	2.41%
Expected life of options	3 – 4	4.0
Grant date fair value	$0.34- 0.51	$0.80

There were no net cash proceeds from the exercise of stock options for the twelve months ended December 31, 2006.  At December 31, 2006, there was $121,482 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of .5 years.

The following table represents stock option activity as of and for the twelve months ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2006	2,885,750	$1.79	2.75 years
Granted	1,600,000	1.18
Exercised	-	-
Forfeited/expired/cancelled	(200,000)	1.00

Options Outstanding – December 31, 2006	4,285,750	$1.59	3.24 years		$3,907,000

Outstanding Exercisable – January 1, 2006	1,990,750	$1.79	2.75 years	$
Outstanding Exercisable – December 31, 2006	3,875,750	$1.59	3.24 years		$3,279,000

The total grant date fair value of options vested during the twelve months ended December 31, 2006 and 2005 was $528,836 and $808,815, respectively.

The following table represents our non-vested stock option activity for the twelve months ended December 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options - January 1, 2006	1,045,000	$0.80
Granted	1,600,000	0.48
Vested	(2,035,000)	0.47
Forfeited/expired/cancelled	(200,000)	-

Nonvested Options – December 31, 2006	410,000	$0.41

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

(6) Related Party Transactions

In October 2006, several officers contributed 625,000 back to the company to be issued for a sales consulting agreement.

In the second quarter of 2006, an officer advanced to the Company on a short-term basis $105,000 for working capital, which was repaid prior to June 30, 2006.  The advances carried no interest rate.

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

The 100,000 common shares were issued effective June 29, 2005.  On that date, the traded market value of the common stock was $1.48 per share.  The Company’s Board of Directors valued the issuance at $1.25 per share, the estimated fair value of the transaction, due to the restricted nature of the common stock issued, among other factors.

 (7)

Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For the Years Ended
	December 31,
	2006	2005

U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of federal	3.63%	3.63%
Permanent book-to-tax differences	-0.13%	-0.10%
Net operating loss (NOL) for which
no tax benefit is currently available	-37.50%	-37.53%
	0.00%	0.00%

At December 31, 2006, deferred tax assets consisted of a net tax asset of approximately $2,700,000, due to operating loss carryforwards of approximately $7,200,000, which was fully allowed for, in the valuation allowance of $2,700,000.  The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the years ended December 31, 2006 and 2005 totaled approximately $920,000 and $660,000 respectively.  The current tax benefit also totaled $920,000 and $660,000 for the years ended December 31, 2006 and 2006, respectively.  The net operating loss carryforward expires through the year 2026.

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

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

(8)

Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”).  At December 31, 2006 the Company did not have any funds in excess of the FDIC insurance limits.

(9)

Commitments and Contingencies

Office Lease

The Company entered into a noncancellable office lease agreement on January 10, 2006. The lease runs from January 1, 2006 through December 31, 2006.  The rent for 2007 is month to month and the rental payments for 2007 are $2,600 per month plus $182 in taxes.  Rental expense for 2006 and 2005 was $30,000 each year.

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

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

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

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal year ended December 31, 2006. There have been no changes in the Company’s disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

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

The Company has a Board of Directors which is currently comprised of six members.  Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.  The members of our Board of Directors and our executive officers and their respective age and position are as follows:

Name	Age	Position with Registrant	Director of Registrant Since

James F. Gordon	64	CEO, Chairman & Director	January 2004
John L. Waddell, Jr.	63	President and Director	January 2004
Michael J. Gordon	49	CFO, VP – Corporate Administration and Director	January 2004
Joel L. Gold	65	Director	November 2005
Arnold I Burns	76	Director	August 2006
L. Paul Bremer, III	65	Director	November 2006

Indemnification of Executive Officers

James F. Gordon is Chief Executive Officer, John L. Waddell, Jr. is President, Andrew Mckinnon is Chief Operating Officer, Kevin J. Sharpe is Vice President of Engineering and Product Development and Michael J. Gordon is Chief Financial Officer.

The biographies of our directors and executive officers are provided below.

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

John L. Waddell, Jr. – President  and Board member since January 2004. As co-inventor of BlastWrap®, Mr. Waddell has over 35 years experience as a corporate executive in various domestic and international management positions including two large multi-national corporations, United States Steel Corporation and Mannesmann AG of Germany. From March 2002 to January 2004, Mr. Waddell was President, COO and Board member of BlastGard, Inc. (an entity not related to our company, that had a license to a different blast mitigation technology that was different that the technology owned by our company). From December 2001 to March 2002, Mr. Waddell was Vice President – Operations of MegaWorld, Incorporated, a telecommunications service provider. From February 2000 to December 2001, Mr. Waddell was Vice President- Operations for JoyVer, Inc., based in Houston, TX, pursuing funding for development of blast effect mitigation business. From 1983 to 1998, as the President & CEO of Mannesmann Oilfield Tubulars Corporation and subsequently as one of the founders, President & CEO of Peregrine Energy, Inc., Mr. Waddell hired personnel, set policies and procedures, directed sales and orchestrated the design and installation of efficient data management systems. Mr. Waddell brings skills in manufacturing, planning and operational and executive management to BlastGard® International, Inc. Mr. Waddell has a Bachelor of Arts in Economics from Duke University, Durham, North Carolina.

Andrew R. McKinnon – COO since April 2007.  Mr.McKinnon has been CEO of Phoenix Alliance Corp. and PAC Business Group since 2004. Mr. McKinnon is an internationally known public speaker and as a turn-a-round specialist for the past twenty years. Mr. McKinnon and his wife, own one of Canada’s Premier Thoroughbred Breeding operations. As a past member of The International Speakers Bureau, Mr. McKinnon has spoken on various topics in 14 countries and participated in the re-organization of companies varying in size from multi-national to small franchise operations. Mr. McKinnon founded Horsebrokers International in 1995 and was its Chief Executive Officer until 2000. In 1980 Mr. McKinnon founded what was to become one of Canada’s largest specialty furniture franchise companies and subsequently sold the company in 1986. In 1973 Mr. McKinnon co-founded a small Floor Coverings Company that by 1978 had become the largest volume retailer in Canada and subsequently sold the company in 1979. Mr. McKinnon has served as a sponsor and advisor to the fundraising committee of Olds College, Alberta Horse Industries Branch, the re-election campaign fund in Western Canada for the late Prime Minister Pierre Elliot Trudeau and as a Sponsor of The Calgary Stampede.

Kevin J. Sharpe - Vice President – Engineering & Product Development since February 2004. Mr. Sharpe, age 47, has over 20 years experience in explosive engineering, structural response to blast loading and ballistic impact, explosives and munitions design and ordnance disposal. From 1993 through January 2004, Mr. Sharpe was Technical Leader/Project Manager for Dstl/DERA (Defence Science and Technology Laboratory (an agency of the UK Ministry of Defence)/Defence Evaluation and Research Agency), where he conducted research into Special Projects. From 1981 through 1993, Mr. Sharpe was a research scientist at Atomic Weapons Establishment in Essex, England, conducting research into blast mitigation systems, training UK and US military in use and deployment of blast mitigation and particulate entrapment systems, designing and development of advanced explosive systems, planning and conducting military training courses and exercises, and conducting explosive trials and testing. With Security Clearance of Top Secret Strap 2 and Secret Atomic Principle, Mr. Sharpe developed special purpose tools and techniques to meet military user aspirations, such as training special forces troops; training explosive ordinance disposal and improvised explosive device defeat end users; developing protection systems for aircraft; conducting cockpit voice recorder research; support for US air accident investigations; membership of Emergency Response teams; developed explosive welding techniques for aircraft component fabrication; designed and developed novel explosive compositions for target specific applications; membership of the Institute of Explosive Engineers (IEE); membership of the Institute of Accident Investigators and Bomb Technicians; presentation on aircraft hardening to ISASI; presentation to ISASI on aircraft health monitoring and explosion location; annual presentations on blast mitigation and protection to the Group of Experts in Mitigation Systems (GEMS - a symposium set up to monitor advances in blast mitigation technology by the UK security services); and published numerous classified reports on Special Projects, Aircraft Hardening, EOD and IEDD. Born in London, England, Mr. Sharpe received his Higher National Certificate in Mechanical Engineering and Applied Physics from Anglia Higher Education College, Cambridge Explosive Engineering.

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

Joel L. Gold – Board member since November 2005. Joel L. Gold is Director of Investment Banking of Andrew Garrett, Inc., an investment-banking firm located in New York City. From January 1999 until December 1999, he was an Executive Vice President of Solid Capital Markets, an investment-banking firm also located in New York City. From September 1997 to January 1999, he served as a Senior Managing Director of Interbank Capital Group, LLC, an investment banking firm also located in New York City. From April 1996 to September 1997, Mr. Gold was an Executive Vice President of LT Lawrence & Co., and from March 1995 to April 1996, a Managing Director of Fechtor Detwiler & Co., Inc. Mr. Gold was a Managing Director of Furman Selz Incorporated from January 1992 until March 1995. From April 1990 until January 1992, Mr. Gold was a Managing Director of Bear Stearns and Co., Inc. (“Bear Stearns”). For approximately 20 years before he became affiliated with Bear Stearns, he held various positions with Drexel Burnham Lambert, Inc. Joel has a B.S. in accounting from Brooklyn College, an M.B.A from Columbia Graduate School of Business, and a Juris Doctorate from NYU Law School. Joel is the President and Founder of Just One Life, a charitable organization that assists women with difficult childbirth conditions. Mr. Gold is currently a director of three other companies, serving on the Audit and Compensation Committees of Geneva Financial Corp., a specialty consumer finance company; Emerging Vision, a retail eye care company; and Food Innovations, a specialty food company.

Arnold I. Burns –On August 2, 2006, Arnold Burns was appointed to fill a vacancy on the board of directors. Since January 2004, Mr. Arnold Burns has been Chairman of the QuanStar Group, LLC. A graduate with distinction from Union College and Cornell Law School, Mr. Burns volunteered for service as an enlisted man in the United States Army. After less than a year he became a commissioned officer in the Judge Advocate General’s Corps. Mr. Burns was separated from the Service as a Captain. After serving his country, Mr. Burns began the practice of law with the New York firm Dewey Ballantine. Mr. Burns left to found and to build his own law firm, which bore his name and which grew to become a diversified full service firm of over 100 lawyers. The firm specialized in finding growing companies and assisting them in their growth by providing a wide variety of legal and corporate counseling services.

In 1985 Arnold Burns was appointed by President Ronald Reagan Associate and shortly thereafter Deputy Attorney General of the United States. As Chief Operating Officer of the Department of Justice he was responsible for managing thousands of professional and administrative employees and a multibillion dollar budget. Upon leaving the government he joined the firm of Proskauer Rose, which he, as a senior Partner, helped build to one of the most prominent law firms of today. After being a practicing lawyer for over 45 years, Mr. Burns left the law firm January 1999 to begin a new career as a Managing Director of Arnhold and S. Bleichroeder, Inc., a 200-year-old international investment banking firm offering corporate finance activities, capital market services and institutional asset management. In January, 2004, Mr. Burns co-founded The QuanStar Group, a management consulting firm, which he is Chairman. Mr. Burns has been committed to philanthropic activities and, among many other posts, has served as Chairman of Union College, Chairman of Freedoms Foundation at Valley Forge, Chairman of Boys & Girls Clubs of America, Chairman of the International Centre for Missing & Exploited Children, Chairman of the National Center for Victims of Crime and National Commissioner of the Anti-Defamation League.

L. Paul Bremer, III, former Presidential Envoy to Iraq / Administrator of the Coalition Provisional Authority, was appointed to our board of directors in November 2006.

Ambassador L. Paul Bremer, III served as Presidential Envoy to Iraq from May 2003 until June 2004.  Prior to his assignment to Iraq, Ambassador L. Paul Bremer, III had been Chairman and Chief Executive Officer of Marsh Crisis Consulting Company and from 1989 to 2000, he was Managing Director of Kissinger Associates.  Ambassador Bremer was a director of Air Products and Chemicals, Inc., Akzo Nobel NV, Vivid Technologies, Conner Peripherals, the Harvard Business School Club of New York and The Netherland-America Foundation. He served as a Trustee of the Economic Club of New York and on the International Advisory Boards of two Japanese firms, Komatsu and Chugai Pharmaceuticals.

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

Compensation Committee

 Our Compensation Committee consists of James F. Gordon, Arnold I. Burns and Joel Gold as its other members. Our Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from time to time; however, such functions shall, at a minimum, include the following:

▪

to review and approve corporate goals and objectives relevant to senior executive compensation, evaluate senior executive performance in light of those goals and objectives, and to set the senior executive compensation levels based on this evaluation;

▪

to approve employment contracts of its officers and employees and consulting contracts of other persons;

▪

to make recommendations to the Board with respect to incentive compensation plans and equity-based plans, including, without limitation, the Company’s stock options plans; and

▪

to administer the Company’s stock option plans and grant stock options or other awards pursuant to such plans.

Audit Committee

The sole member of the Company’s audit committee consists of Joel Gold. Management believes that Mr. Gold is an independent director and he may be deemed to be a “Financial Expert” within the meaning of Sarbanes Oxley Act of 2002, as amended. Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’ board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered.” Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of BlastGard has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of BlastGard’s outside auditor. The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principals and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Effective February 16, 2006, the Board adopted a written charter for its Audit Committee.  The charter includes, among other things:

▪

annually reviewing and reassessing the adequacy of the committee’s formal charter;

▪

reviewing the annual audited financial statements with the Company's management and its independent auditors and the adequacy of its internal accounting controls;

▪

reviewing analyses prepared by the Company's management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;

▪

being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

▪

reviewing the independence of the independent auditors;

▪

reviewing the Company's auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;

▪

reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

▪

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

Item 10.  Compensation of Directors and Executive Officers.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2006 by (1) each person who served as the principal executive officer of the Company during fiscal year 2006; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2006 with compensation during fiscal year 2006 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2006.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2) (3)	Total ($)

James F. Gordon	2006	$175,000	-0-	-0-	$57,763	-0-	-0-	-0-	$232,763
Chief Executive Officer

John L. Waddell, Jr.	2006	$150,000	-0-	-0-	$57,763	-0-	-0-	-0-	$207,763
President and
Chief Operating Officer

Kevin J. Sharpe	2006	$136,800	-0-	-0-	$57,763	-0-	-0-	-0-	$194,563
Vice President

(1)        Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-KSB.

 (2)       Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)        Includes compensation for service as a director described under Director Compensation, below.

For a description of the material terms of each named executive officers’ employment agreement, including the terms of the terms of any common share purchase option grants, see that section of this Form 10-KSB captioned “Employment Agreements”.

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2006 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see “Employment Agreements”.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2006.

Option Awards						Stock Awards
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

James F. Gordon (1)	580,000 (2)	0	0	$2.00	12/31/2007	0	0	0	0
	100,000 (5)	0	0	$0.98	11/29/2010	0	0	0	0
	50,000 (6)	50,000	0	$1.00	11/29/2011	0	0	0	0

John L. Waddell, Jr. (1)	580,000 (2)	0	0	$2.00	12/31/2007	0	0	0	0
	100,000 (5)	0	0	$0.98	11/29/2010	0	0	0	0
	50,000 (6)	50,000	0	$1.00	11/29/2011	0	0	0	0

Kevin J. Sharpe (1)	525,000 (3)	0	0	$2.00	12/31/2007	0	0	0	0
	100,000 (5)	0	0	$0.98	11/29/2010	0	0	0	0
	50,000 (6)	50,000	0	$1.00	11/29/2011	0	0	0	0

(1)

All options granted pursuant to our 2007 Stock Option Plan, except that all options expiring on December 31, 2007 were granted outside our 2005 Stock Option Plan.

(2)

Options vested 200,000 on June 30, 2004, 200,000 on January 1, 2005 and 180,000 on January 1, 2006.

(3)

Options vested 200,000 on June 30, 2004, 200,000 on January 1, 2005 and 125,000 on January 1, 2006.

(4)

Options vested 100,000 on June 30, 2004, 100,000 on January 1, 2005 and 100,000 on January 1, 2006.

(5)

Options vested 50,000 on November 30, 2005 and 50,000 on November 30, 2006.

(6)

Options vested 50,000 on November 8, 2006 and 50,000 will vest on November 8, 2007.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the Company, which was in effect for 2006 and the first quarter of 2007.

Name	Position	Annual Salary (1)	Bonus (2)

James F. Gordon	Chief Executive Officer	$175,000	Annual bonuses of at least 2% of net profits
John L. Waddell, Jr.	President, Chief Operating Officer	$150,000	Annual bonuses of at least 2% of net profits
Kevin J. Sharpe	Vice President	$136,800	Bonuses at discretion of Board
Michael J. Gordon	Chief Financial Officer, Vice President	$125,000	Annual bonuses of 1% of net profits

All four executive officers named above have written employment agreements. They are summarized below.

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

Each employment contract provides for the following additional rights and benefits:

▪

Three weeks paid vacations during each year of his employment with us;

▪

Major medical health benefits equivalent to that provided other executives;

▪

Indemnification to the full extent provided for under Nevada law for any claim or lawsuit which may be asserted against the Executive when acting in such capacity for us, provided that said indemnification is not in violation of any federal and state law or rule or regulation of the Securities and Exchange Commission; and

▪

All other benefits of employment that are available to other members of management, including, without limitation, health and life insurance benefits, pension, profit sharing and income protection or disability plans, in each instance, consistent with his position.

The following describes the termination and severance pay of our executives in accordance with their employment agreements:

▪

We may terminate each of the executive’s employment agreements upon written notice to the Executive if the Executive becomes disabled or suffers an illness and as a result of such disability or illness is substantially unable to perform his duties hereunder for a period of three consecutive months or an aggregate of 90 working days over a consecutive 12 month period; such notice shall be forwarded to the Executive by us upon and after a resolution of our Board of Directors authorizing such notification;

▪

We may terminate this Agreement, for cause, at any time, by giving the Executive notice thereof specifying the grounds for such termination.  In such event, the employment agreement shall be terminated as of the date of such notice and the executive will be entitled to no further payments from us.  For purposes hereof, “Cause” shall mean (i) a breach of trust, including, inter alia, acts of moral turpitude, theft, embezzlement and self-dealing; (ii) the disclosure of confidential information is prohibited hereof (except disclosure in the good faith belief that the same is for the benefit of us) which results (or can reasonably be expected to result) in material harm to us; (iii) willful misconduct which results (or can reasonably be expected to result) in material harm to us, or (iv) willfully fails to carry out the policies of  our Board of Directors;

▪

In the event that we terminate the employment of the Executive without cause, then the Executive shall be entitled to severance pay equal to the greater of twelve month's base salary at the rate of base salary then in effect at the termination date or the balance of the base salary due for the first three years of the contract.  Such severance pay shall be made in one lump sum or in monthly installments on the first day of each month at our option; and

▪

In the event our company is acquired, or is the non-surviving party in a merger, or sells all or substantially all of its assets, the executives’ employment agreements shall not be terminated and our company is bound by the provisions of each employment agreement.

New Employment Contracts with Executive Officers

As of April 1, 2007, subject to and effective upon our acceptance of addtional financing which will be disclosed in a Form 8-K, we entered into new employment agreements with each of our executive officers, namely, Andrew McKinnon, James Gordon, John Waddell, Jr. Michael Gordon and Kevin Sharpe. Each agreement is identical to the other, except in terms of compensation. The following summarizes their employment agreements which will be filed as exhibits to the Form 8-K when they become effective. For purposes of the employment agreement, we have defined “cause,” “change in control”, “employment period”, “good reason” and “notice of termination” as set forth immediately below. The “Agreement” means each respective Employment Agreement.

“Base Salary” means:

$225,000 for each of Andrew McKinnon and James Gordon, $200,000 for John Waddell, Jr. and $150,000 for each of Michael Gordon and Kevin Sharpe.

“Cause” means:

A.

Executive's conviction of (or plea of no contest or similar plea to) a felony;

B.

Executive's intentional continuing refusal to substantially perform his obligations and duties under this Agreement (except by reason of incapacity due to illness or accident) if he

a.

shall have failed to remedy the alleged breach caused by such conduct within 30 days from the date written notice is given by the Company demanding that he remedy the alleged breach caused by such conduct, or

b.

shall have failed to take reasonable steps in good faith to that end during such 30-day period, provided that after the end of such 30-day period there shall have been delivered to Executive a certified copy of a resolution of the Board of Directors of the Company, taken at a meeting of the Board of Directors at which Executive, together with his counsel, is given the opportunity to be heard, finding that Executive was guilty of intentional continuing refusal to substantially perform his obligations and duties under the Agreement and specifying the details thereof, and that Executive has failed to take reasonable steps in good faith to remedy the alleged breach caused by such conduct,

C.

Executive engaged in willful fraud or defalcation, either of which involved funds or other assets of the Company; or

D.

Upon Executive's breach of any material term of the Agreement (including, but not limited to, the non-compete and confidentiality provisions in paragraphs 7 and 8).

“Change in Control” means and shall be deemed to occur:

(i)

in the event any "person" or more than one such person acting as a group, other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, is or becomes the "beneficial owner", directly or indirectly, of the securities of the Company, in a transaction or a series of transactions, representing thirty percent (30%) or more of the combined voting power of the Company's then outstanding securities ordinarily having the right to vote for the election of directors of the Company;

(ii)

during any period of two consecutive years during the Employment Period, individuals who at the beginning of the Employment Period constitute the Board of Directors of the Company cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Company's stockholders, of each director who was not a director at the beginning of the Employment Period has been approved in advance by directors representing at least two-thirds of the directors then in office who were (A) directors at the beginning of the Employment Period, or (B) previously approved in accordance with this subparagraph (ii);

(iii)

the Company sells or otherwise disposes of all or substantially all of its assets; and

(iv)

the Company participates in a merger or consolidation and, immediately following the consummation of such merger or consolidation, the Company's stockholders prior to such merger or consolidation do not own 50% or more of the voting shares of stock of the surviving or successor corporation.

"Employment Period" means the term of Executive's employment pursuant to the provisions of the Agreement.

“Good Reason” means:

(i)

a Change in Control of the Company;

(ii)

a decrease in the total amount of Executive's Base Salary below the amount in effect on April 1, 2007;

(iii)

a reduction in Executive's title, a material reduction in his authority, duties or job responsibilities, a material adverse change in his working conditions (including the relocation of Executive's office more than 40 miles from the Company's present executive offices), without Executive's consent, as determined by Executive in his reasonable judgment;

(iv)

a failure by the Company to comply with any material provision of this Agreement if the Company shall have failed to remedy the alleged breach within 60 days from the date written notice of such noncompliance is given by Executive to the Company; or

(v)

any purported termination of Executive's employment which is not effected pursuant to a proper Notice of Termination (and for purposes of the Agreement no such purported termination shall be effective).

"Notice of Termination" means a written notice of either the Company or Executive, as applicable, setting forth in reasonable detail the facts and circumstances claimed to provide a basis for termination.

The Agreement provides for the following terms of employment:

▪

Term-Each agreement is for a term of three years, expiring March 31, 2010 and is automatically be renewed each first day of April for successive one-year terms unless the Company or Executive delivers written notice to the other party at least sixty (60) days preceding the expiration of the initial term or any one-year extension date of the intention not to extend the term of this Agreement.

▪

Position-James Gordon is hired as Chief Executive Officer, Andrew McKinnon as Chief Operating Officer, John Waddell, Jr. as President, Michael Gordon as Chief Financial Officer and Kevin Sharpe as Vice President.

▪

Compensation-For services rendered by Executive, and upon the condition that Executive fully and faithfully perform all of his duties and obligations set forth herein, Executive shall        be compensated for his services as follows:

(i)     Executive shall receive his annual Base Salary as defined above.

(ii)

Each Executive received a signing bonus of stock options granted on April 1, 2007 at $.45 per share. James Gordon and Andrew McKinnon each received 375,000 options, Jack Waddell received 300,000 options and Michael Gordon and Kevin Sharpe each received 200,000 options. All options will be fully vested on July 31, 2007.

(iii)

Each Executive is eligible to receive performance bonuses payable in cash and options at $.45 per share based upon hitting sales targets in the first and second 12-month periods of the agreement. In the event we achieve $5,000,000 in sales, Andrew McKinnon and James Gordon will each receive $50,000 in cash and 375,000 options, increasing to $150,000 in cash and 750,000 options in the event we achieve $10,000,000 in sales, and increasing to $300,000 in cash and 1,500,000 options in the event we achieve $20,000,000 in sale; in the event we achieve $5,000,000 in sales, John H. Waddell, Jr. will receive $50,000 in cash and 300,000 options, increasing to $125,000 in cash and 600,000 options in the event that we achieve $10,000,000 in sales, and increasing to $250,000 in cash and 1,200,000 options in the event we achieve $20,000,000 in sales; in the event we achieve $5,000,000 in sales, Michael Gordon and Kevin Sharpe will each receive $37,500 in cash and 200,000 options, increasing to $75,000 in cash and 400,000 options in the event we achieve $10,000,000 in sales and increasing to $125,000 in cash and 800,000 options in the event we achieve $20,000,000 in sales. All bonuses shall be paid within 90 days of any sales target being achieved.

(iv)

In the event of termination without cause, James, Andrew McKinnon, Jack Waddell, Jr., Michael Gordon and Kevin Sharpe would receive a lump sum termination payment of $450,000, $450,000, $400,000, $300,000 and $300,000, respectively.

▪

Other Benefits-During his employment with the Company, Executive shall be entitled to participate, to the extent he meets all eligibility requirements of general application, in any and all employee benefit plans, programs and arrangements which are now or hereafter adopted by the Company to provide benefits for its employees, including, but not limited to, medical and hospitalization, group term life insurance, disability, and retirement plans.  Executive shall be entitled to a minimum of four (4) weeks of paid vacation an office of a size and with furnishings and other appointments.

▪

Termination. Executive's employment hereunder shall terminate at the end of the Employment Period. In addition, the Employment Period may be terminated at any time as provided herein. After Notice of Termination has been delivered, and prior to the Termination Date, Executive shall make reasonable efforts to cooperate with Company in achieving a transition of Executive's duties and responsibilities.

a.

Cause. The Employment Period may be terminated at the option of the Company for Cause effective upon the date stated in the Notice of Termination to Executive.

b.

Death. The Employment Period will terminate automatically effective upon Executive's death.

c.

Disability. In the event Executive becomes Disabled during the Employment Period, and the Company is unable to make a reasonable accommodation which would enable Executive to continue to perform the essential functions of his employment position with the Company, the Employment Period may be terminated at the option of Executive or the Company effective 30 days after a Notice of Termination is given (provided that Executive shall not have returned to the performance of his duties on a full-time basis during such 30-day period). Unless otherwise agreed by Executive and the Board of Directors, the determination by the physician selected by Company and Executive that Executive is Disabled shall be binding upon the Company and Executive.

d.

Voluntary Resignation. Executive may resign his employment at any time with or without Good Reason, effective upon Notice of Termination (which shall state whether such resignation is with Good Reason) given by Executive to the Company.

e.

Termination without Cause by the Company. The Corporation may, in its sole discretion, cancel the Agreement and terminate the Employee at any time prior to the Expiry Date for any reason whatsoever upon paying the Employee a lump sum payment as described above. In such circumstances, the Corporation will also continue to permit the Employee to participate in the Corporation’s employee benefits plan, as provided for in the Agreement, for a period of  one month subsequent to the date of termination.

▪

Separation Benefits. Executive shall be entitled to receive separation benefits upon such events and in such amounts as are set forth herein.

a.

Termination upon Death. If the Employment Period is terminated by Executive's death, the Company shall pay Executive's surviving spouse, or if he leaves no spouse, his personal representative, as successor in interest, (i) an amount equal to the then current Base Salary (paid in one lump sum payment on or before the fifteenth day following the date of Executive's death), and (ii) any death benefit payable under any employee benefit plans, programs and arrangements of the Company in which Executive is a participant on the date of his death.

b.

Termination upon Disability. If the Employment Period is terminated because of Executive's Disability, the Company shall pay to Executive (or in the event of Executive's death after finding of Disability, his surviving spouse, or if he leaves no spouse, his personal representative, as successor in interest) all compensation and benefits specified for a period of one year from the Date of Termination, payable in the same manner as if the Employment Period had not been terminated.

c.

Additional Separation Benefit. For a period of Six (6) months following (i) the full completion of the Employment Period or (ii) following the Date of Termination of the Employment Period for any reason other than termination by the Company for Cause or termination by Executive for other than Good Reason, the Company shall permit, at the Company's expense, Executive, his spouse and dependents, as applicable (the "Benefit Participants"), to participate in all group medical health insurance plans and employee benefit plans, programs and arrangements now or hereafter made available to the senior executive employees of the Company (the "Plans") (including but not limited to such Plans in which Executive was entitled to participate immediately prior to the Date of Termination), in the same manner provided to its other senior executive employees; provided, however, that this paragraph shall not apply in the event that (i) the Company shall hereafter terminate the applicable Plan, or (ii) the participation of the Benefit Participants in such Plan is prohibited by law or, if applicable, would disqualify such Plan as a tax qualified plan pursuant to the Code, or (iii) the participation of the Benefit Participants violates the general terms and provisions of such applicable Plan.

d.

Tax Withholding. All payments of salary and other compensation to Executive pursuant to the Agreement shall be made after deduction of any taxes required to be withheld with respect thereto under applicable federal, state and local laws. In the case of Options and Restricted Stock, Executive may pay such withholding tax obligations pursuant to any method permitted under the terms of Company's Stock Plan.

e.

Excise Tax Gross-Up. If any payment to Executive pursuant to this Agreement or any other payment or benefit from the Company, any Affiliate, any shareholder of the Company or any other person is determined to be subject to the excise tax imposed by Section 4999 of the Code or any similar tax payable under any United States federal, state, local or other law (the "Excise Tax"), then Executive shall receive a Tax Gross-Up Payment with respect to all such excise taxes and similar taxes. The "Tax Gross-Up Payment" shall mean an amount payable to the Executive such that, after payment of all federal, state and local taxes on such Tax Gross-Up Payment, there remains a balance sufficient to pay the Excise Tax being reimbursed. The Company's outside auditor (the "Auditor") shall determine whether any payment under this Agreement is subject to an Excise Tax and, if so, the amount and timing of the Tax Gross-Up Payment.

▪

Non-competition. During the Employment Period and continuing until the second anniversary thereof, Executive shall not, without the prior written authorization of the Board of Directors of the Company, (i) directly or indirectly render services of a business, professional or commercial nature (whether for compensation or otherwise) to any person or entity competitive or adverse to the Company's business welfare, (ii) engage in any activity, whether alone, as a partner, or as an officer, director, employee, consultant, independent contractor, or stockholder in any other corporation, person, or entity which is competitive with or adverse to the Company's business welfare, (iii) hire or solicit for hire any of the Company's employees, prospective employees or consultants (iv) solicit the business of any client of the Company, or any prospective client of the Company that had been serviced or solicited by the Company during the two (2) years preceding Executive's termination, or (v) enter into any agreements with any supplier of the Company regarding the sale or distribution of products of the supplier.  This section shall not, however, prevent Executive from investing in securities issued by any such competitive or adverse corporation provided the holdings thereof by Executive do not constitute more than three percent of any one class of such securities.

▪

Indemnification and Insurance.  The Company shall indemnify Executive with respect to matters relating to Executive's services as an officer and/or director of the Company or any of its Affiliates, occurring during the course and scope of Executive's employment with the Company, to the extent and pursuant to the procedures set forth in the Company's By-laws, and in accordance with the terms and procedures of any other indemnification which is generally applicable to executive officers of the Company and that may be provided by the Company from time to time.  The foregoing indemnity is contractual and will survive any adverse amendment to or repeal of the By-laws.  The Company will also cover Executive under a policy of officers' and directors' liability insurance providing coverage that is comparable to that provided now or hereafter to any other executive officer or director of the Company.  The provisions of this section will survive the termination of this Agreement for any reason.

CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Board Members Who Are Deemed Independent

Our board of directors has determined that Joel Gold is an “independent director” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  See “Audit Committee” regarding the definition of an “independent director.”

DIRECTOR COMPENSATION

Compensation

No cash compensation has been paid to our Directors for any service provided as a Director. Directors may be reimbursed for all reasonable expenses incurred by them in conducting our business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

Stock Options

Stock options and equity compensation awards to our non-employee / non-executive directors are at the discretion of our Board.

Since November 2005, upon initial appointment to the board and annually thereafter, each non-employee/non-executive director is entitled to receive an option grant to purchase shares of our common stock at an exercise price equal to no less than the fair market value of the common stock on the date of grant, such options to vest in accordance with their terms established on the date of grant.

Pursuant to our director’s compensation program, on November 30, 2005, we granted five-year Non-Statutory Stock Options to purchase 100,000 shares of our common stock at an exercise price of $.98 per share to Joel Gold and our former director, Howard Safir. Each of the options granted to our directors contain cashless exercise provisions and shall vest 50% on the date of grant and the remaining 50% shall vest on November 30, 2006, it being understood that the options that vested or would have vested on November 30, 2006 terminated in the event that the holder is no longer serving as a director of our company at anytime between the date of grant and November 30, 2006, subject to our Board’s right to accelerate the vesting date of the option.  On July 1, 2006, Howard Safir resigned from the Board terminating his unvested options.

On August 3, 2006, Mr. Burns was granted a five-year Non-Statutory Stock Option to purchase 100,000 shares of the Corporation’s Common Stock at an exercise price of $1.00 per share. The Option granted contains cashless exercise provisions and shall vest 50% on the date of grant and the remaining 50% shall vest on August 3, 2007, it being understood that the Options that shall vest on August 3, 2007 shall terminate in the event that the holder is no longer serving as a director of our Company at anytime between the date of grant and August 3, 2007, subject to our Board’s right to accelerate the vesting date of the Option.

On November 6, 2006, Ambassador L. Paul Bremer, III, Arnold I. Burns and Joel Gold were granted effective November 8, 2006, a five-year Non-Statutory Stock Option to purchase 100,000 shares of our Common Stock at an exercise price of $1.00 per share. The Option granted contains cashless exercise provisions and vested 50% on November 8, 2006 and the remaining 50% shall vest on November 8, 2007, it being understood that the Options that shall vest on November 8, 2007 shall terminate in the event that the holder is no longer serving as a director of our company at anytime between the date of grant and November 8, 2007, subject to our Board’s right to accelerate the vesting date of the Option.

On November 6, 2006, Board members Arnold I. Burns and Ambassador L. Paul Bremer, III were each granted, effective November 8, 2006, a seven-year Non-Statutory Stock Option to purchase 250,000 shares of our Common Stock at an exercise price of $1.50 per share. The Options granted contain cashless exercise provisions and are fully vested.

Restricted Stock

Agreement with Quanstar Group

On October 3, 2006, we entered into an agreement with QuanStar Group, LLC, (“Quanstar”) headquartered in New York, NY, and L. Paul Bremer, III an individual, (“Quanstar-Bremer”) engaging them to serve as an advisor to render strategic and consulting services to us, primarily in connection with the commercialization of our proprietary BlastGard technology. Arnold Burns, a director of the Company, is part owner of QuanStar Group, LLC.

As outlined in the agreement, the services to be provided to us by QuanStar-Bremer are as follows:

▪

Provide to the Company’s senior management advice and counsel on strategic business issues;

▪

Assist in recruiting and hiring people for senior executive positions;

▪

Participate in business reviews and assist in formulating long-range business development plans;

▪

Assist the Company in marketing and selling BlastGard products;

▪

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

The following table shows the overall compensation earned for the 2006 fiscal year with respect to each non-employee and non-executive director as of December 31, 2006.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)

Joel Gold	$0	0	57,763	0	0	-0-	$57,763
Director

Arnold I. Burns (5)	$0	134,375	142,070	0	0	-0-	276,445
Director

L. Paul Bremer, III (5)	$0	134,375	115,102	0	0	-0-	249,477
Director

Howard Safir (6)	$0	0	18,323	0	0	-0-	18,323
Director

(1)

Reflects the dollar amount expensed by the Company during 2006 for financial statement reporting purposes. Stock award expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock award expense in 2006 includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R.  2006 stock award also includes expense for the share-based awards granted prior to January 1, 2006, but vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

The Company utilizes the Black-Scholes option-pricing model in determining the estimated fair value of share-based awards. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the option’s exercise price.

(2)    Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the company to record its options at fair market value as of the date of grant and doing so, we utilize the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-KSB.

(3)    Excludes awards or earnings reported in preceding columns.

(4)

Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(5)

See “Restricted Stock” and “Item 12”” for a description of an agreement we have with L. Paul Bremer, III and Quanstar Group, LLC, a company in which Arnold I. Burns is part owner.

(5)

See “Item 12” for a description of an agreement we have with The November Group, an entity controlled by Mr. Safir, a former director of our company.  Mr. Safir resigned from the Board on July 1, 2006.

2005 Employee and Consulting Compensation Plan

On November 30, 2005, we established an Employee Benefit and Consulting Compensation Plan (the “2005 Plan”) covering 5,000,000 shares.  Since stockholder approval of the 2005 Plan will not be obtained by November 30, 2006, then no Incentive Stock Options may be granted after that date under the 2005 Plan. As of December 31, 2006, there were 1,890,000 non-statutory stock options outstanding under the 2005 Plan, excluding cancelled options.

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

Stock Options

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

Common Stock Award

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

Awards

To date, no options to purchase common shares have been exercised under the 2005 Plan. Unless sooner terminated, the 2005 Plan will expire on November 30, 2015 and no awards may be granted after that date. It is not possible to predict the individuals who will receive future awards under the 2005 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2006 on the known benefits provided to certain persons and group of persons under the 2005 Plan.

	Number of Shares subject to Options	Average exercise price ($) per Share	Value of unexercised options at Dec. 31, 2006 (1)

James F. Gordon, Chief Executive Officer	200,000	0.99	-0-
John L. Waddell, Jr., Chief Operating Officer	200,000	0.99	-0-
Kevin J. Sharpe, Vice President	200,000	0.99	-0-
Michael J. Gordon, Chief Financial Officer, Vice President	200,000	0.99	-0-
Four Executive Officers as a group	800,000	0.99	-0-
Non-employee Directors	1,050,000	1.24	-0-
Non-Executive Officer Employees and Consultants	40,000	0.99	-0-

 (1)

Value is calculated by multiplying (a) the difference between the market value per share at December 31, 2006 and the option exercise price by (b) the number of shares of Common Stock underlying the option.

Item 11.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 13, 2007 by all persons known by us to be beneficial owners of more than 5% of its common stock and all of our officers and directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage Outstanding (2)

James F. Gordon (3)	5,149,400	22.5
John L. Waddell, Jr. (3)	5,475,400	23.9
Michael J. Gordon (4)	2,486,700	11.1
Kevin J. Sharpe (5)	725,000	3.2
Joel Gold (6)	448,622	2.0
Arnold I. Burns (7)	762,500	3.4
L. Paul Bremer, III (8)	662,500	3.0
Includes all of our officers and directors as a group (8persons) (9)	15,710,122	60.1
Andrew Mckinnon (10)	-0-	-0-

 (1)

Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BlastGard® International, Inc. at 12900 Automobile Blvd., Suite D, Clearwater, FL 33762.

(2)

Based upon 22,110,913 shares of Common Stock outstanding as of March 31, 2007, plus the amount of shares each person or group has the right to acquire under options, warrants, rights, conversion privileges, or similar obligations.

(3)

Includes options to purchase 780,000 shares of our common stock.

(4)

Includes options to purchase 500,000 shares of our common.

(5)

Includes options to purchase 725,000 shares of our common.

(6)

Joel Gold is a director of our Company and he has a dependent son Stephen Gold, who invested $100,000 in our Company in December 2004. Joel Gold’s 348,622 shares include his options to purchase 200,000 shares and his warrants to purchase 26,341 shares which are currently exercisable. It also includes warrants to purchase 90,948 shares and approximately 129,333 shares issuable upon conversion of Notes, which securities are owned by his son.

(7)

Includes options to purchase 450,000 shares.

(8)

Includes options to purchase 350,000 shares.

(9)

See notes (3) through (8) and (10) below.

(10)

As of April 13, 2007, Mr. McKinnon and his wife are negotiating an agreement to purchase all the warrants and June 2006 Debt owned by Pierce Diversified and Bushido Capital (see Item 12). The table above does not reflect the possible completion of such transaction.

We do not know of any arrangement or pledge of its securities by persons now considered in control of us that might result in a change of control of us.

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

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of December 31, 2006 and relates to our 2005 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation Plans	1,890,000	$1.12	3,110,000

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

Related Party Transactions

During the last three fiscal years ended December 31, 2005, we entered into the following transactions in which our current or former officers and directors had a material interest:

(i)

On March 25, 2003, Joseph R. King was issued 40,000 shares of our restricted common stock as compensation for services rendered. The shares were valued at $36,000 (market value at that time).

(ii)

On March 25, 2003, we entered into an agreement with BlastGard, Inc. pursuant to which the Company issued 66,667 shares of restricted stock to BlastGard, Inc. in exchange for the right to distribute and sell BlastGard, Inc.’s products in China. The shares were valued at $60,000 (market value at the time). James Gordon was an officer and director of BlastGard, Inc. and Michael Gordon was an officer of BlastGard, Inc. at the time of the transaction. James and Michael Gordon are brothers of Robert Gordon, who was an officer and director of the Company at that time. Because BlastGard, Inc. did not retain its licensing agreement to utilize patents owned by a third-party, BlastGard, Inc. could not perform under the agreement with the Company, so the Company and BlastGard, Inc. mutually agreed to rescind the agreement and the 66,667 shares of common stock issued to BlastGard, Inc. were returned to the Company and cancelled in January 2004.

(iii)

On September 26, 2003, we issued 12,376,000 shares of its common stock to its officers and directors in exchange for administrative services valued at $12,500.

(iv)

On September 29, 2003, we signed a License Agreement with BlastGard, Inc., an affiliated corporation, permitting BGI to manufacture and distribute products using our technology. BlastGard, Inc. paid us a $5,000 non-refundable license fee as part of the agreement. Under the terms of the agreement, BlastGard, Inc. was required to demonstrate, by December 15, 2003, that it had secured adequate funds to perform under the agreement; but because BlastGard, Inc. failed to do so, the agreement was terminated on December 30, 2003.

(v)

On January 9, 2004, we issued an aggregate of 40,400 shares to Robert P. Gordon, an officer and director of our company at that time, as follows: 26,000 shares were issued in settlement of $13,000 in accrued salary and 14,400 shares were issued in settlement of $7,200 in accrued rent expense.

(vi)

On January 9, 2004, we issued an aggregate of 66,000 shares to Paul W. Henry, a director of our company at that time, in settlement of $33,000 in accrued consulting fees.

(vii) On January 31, 2004, we acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc., a Florida corporation, from the nine shareholders of BlastGard Technologies in exchange for an aggregate of 18,200,000 shares of our company’s common stock pursuant to an Agreement and Plan of Reorganization. This transaction was a recapitalization that was accounted for as the sale of the shares of BlastGard Technologies for the net liabilities of the public company of $606,412. The following persons, all of whom were BlastGard Technologies shareholders prior to the reorganization, acquired an interest in our company:

•

James F. Gordon acquired 4,950,400 shares of common stock of our company and became an officer and director of our company.

•

Michael J. Gordon acquired 2,475,200 shares of common stock of our company and became an officer and director of our company.

•

John Waddell, Jr. acquired 4,950,400 shares of common stock of our company and became an officer and director of our company

•

Robert P. Gordon acquired 1,037,400 shares of common stock of our company and resigned as an officer and director of our company.

•

Paul W. Henry acquired 127,400 shares of common stock of our company and resigned as a director of our company.

(viii) On June 29, 2005, Howard Safir was appointed to fill a vacancy on the board of directors. Contemporaneously with the appointment of Mr. Safir, we entered into an agreement with The November

Group, Ltd., an entity controlled by Mr. Safir, to serve as an advisor to render strategic and consulting services to us, primarily in connection with the commercialization of our proprietary BlastGard® technology. We agreed to compensate The November Group by issuing to it the following:

•

100,000 shares of restricted common stock;

•

a fee equal to 6% of net revenue paid to us by new clients or persons directly introduced by The November Group;

•

a fee equal to 2.5% of net revenue paid to us by any third party not introduced by The November Group, if we request in writing The November Group’s participation with the relationship; and

•

Reimbursement of The November Group’s reasonable out-of-pocket expenses.

(ix)

On November 30, 2005, we granted five-year Non-Statutory Stock Options to purchase 100,000 shares of our common stock at an exercise price of $.98 per share to each of the following persons: James F. Gordon, John L. Waddell, Jr., Kevin J. Sharpe, Michael J. Gordon, Joel Gold and Howard Safir. Each of the options granted to our directors contain cashless exercise provisions and shall vest 50% on the date of grant and the remaining 50% shall vest on November 30, 2006, it being understood that the options that shall vest on November 30, 2006 shall terminate in the event that the holder is no longer serving as an officer, director or employee of our company at anytime between the date of grant and November 30, 2006, subject to our Board’s right to accelerate the vesting date of the option. In addition, we granted to members of our legal counsel’s law firm, five year options to purchase an aggregate of 20,000 shares exercisable at $.98 per share. In June 2006, we granted to members of legal counsel’s law firm warrants to purchase 80,000 shares exercisable at $1.00 per share.

(x)

On August 3, 2006, Arnold Burns was granted a five-year Non-Statutory Stock Option to purchase 100,000 shares of the Corporation’s Common Stock at an exercise price of $1.00 per share. The Option granted contains cashless exercise provisions and shall vest 50% on the date of grant and the remaining 50% shall vest on August 3, 2007, it being understood that the Options that shall vest on August 3, 2007 shall terminate in the event that the holder is no longer serving as a director of our Company at anytime between the date of grant and August 3, 2007, subject to our Board’s right to accelerate the vesting date of the Option

(xi)

On November 6, 2006, we granted, effective November 8, 2006,  five-year Non-Statutory Stock Options to purchase 100,000 shares of our Common Stock at an exercise price of $1.00 per share to each of the following persons: James F. Gordon, John L. Waddell, Jr., Kevin J. Sharpe, Michael J. Gordon, Joel Gold and Arnold Burns. Each of the Options granted to our directors contain cashless exercise provisions and shall vest 50% on November 8, 2006 and the remaining 50% shall vest on November 30, 2007, it being understood that the Options that shall vest on each vesting date shall terminate in the event that the holder is no longer serving as an officer, director or employee of our company at anytime between the date of grant and the vesting date, subject to our Board’s right to accelerate the vesting date of the Option. In addition, we granted to members of our securities counsel’s law firm, five year options to purchase an aggregate of 20,000 shares exercisable at $1.00 per share.

(xii)

On November 6, 2006, Ambassador Bremer was granted, effective November 8, 2006, a five-year Non-Statutory Stock Option to purchase 100,000 shares of our Common Stock at an exercise price of $1.00 per share. The Option granted contains cashless exercise provisions and shall vest 50% on November 8, 2006 and the remaining 50% shall vest on November 8, 2007, it being understood that the Options that shall vest on November 8, 2007 shall terminate in the event that the holder is no longer serving as a director of our company at anytime between the date of grant and November 8, 2007, subject to our Board’s right to accelerate the vesting date of the Option.

(xiii)

In addition, on November 6, 2006, Board members Arnold  Burns and Ambassador Bremer were each granted, effective November 8, 2006, a seven-year Non-Statutory Stock Option to purchase 250,000 shares of our Common Stock at an exercise price of $1.50 per share. The Option granted contains cashless exercise provisions and are fully vested. Also, as a result of Arnold Burns’ interest in Quanstar-Bremer, he is no longer considered an independent director of our company, and will no longer sit on our audit committee. Consequently, our audit committee will consist of one board member, Joel Gold.

Other Transactions

December 2004 Debt

In December 2004, we raised $1,420,000 from five investors in a convertible debt financing, and issued to the investors, secured convertible notes due October 31, 2007 and common stock purchase warrants.

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

Andrew Garrett, Inc., acted as placement agent in this transaction. The placement agent was paid a cash fee of $99,400, which represented 7% of the gross proceeds. Andrew Garrett is also entitled to a 5% fee upon exercise of warrants by the investors, if any. We also issued the placement agent a five-year warrant to acquire an aggregate of 82,834 shares of our common stock currently exercisable at a price of $1.00 per share, and a three-year warrant to acquire 4,970 shares of our common stock currently exercisable at a price of $1.50 per share.

The following table sets forth, with respect to each holder of December 2004 debt, the amount due under the convertible promissory note as of September 20, 2006 and the number of shares issuable upon exercise of warrants owned by them. We have registered for resale the common stock underlying the securities described below under a separate registration statement.

INVESTOR	PRINCIPAL AMOUNT CONVERTIBLE NOTE	CLASS A	CLASS B	CLASS F (1)

Alpha Capital Aktiengesellschaft	$929,927	333,334	99,999	466,667
Genesis Microcap	$185,985	66,667	20,000	95,233
Steven Gold	$92,993	33,334	10,000	47,617
Asher Brand	$18,599	6,667	2,000	9,533
TRW Holdings PTY Limited	$92,993	33,334	10,000	47,617
TOTAL	$1,320,497	473,336	141,999	666,667

(1)

These warrants were issued to holders of December 2004 Debt in connection with our issuance of the June 2006 Debt and the modification of certain rights held by the holders of the December 2004 Debt.

 In March 2007, we entered into a new Waiver and Modification Agreement with the holders of the December 2004 Debt. Pursuant to said agreement, they waived their right of first refusal to participate in our planned financing to raise up to $6,000,000. Further, the holders of the December 2004 Debt agreed to extend the maturity date of their notes to March 20, 2008 and to refrain for a period of ten months from March 20, 2007 from taking any action to foreclose on its security interest unless the holders, in their sole discretion, determined that the securities are in danger of being compromised. The holders of the December 2004 Debt also agreed to reduce the exercise price of their Series F Warrants to $.50 per share and to waive any increase in the number of warrant shares that would otherwise be called for pursuant to the Warrant. In addition, such holders agreed with us to lower the exercise price of their Class A and Class B Warrants to $.45 per share (and the conversion price of their notes to $.45 per share). The new Waiver and Modification Agreement will become effective on the date that we first accept funds raised from our private placement of up to $6,000,000. As of the filing date of this Form 10-KSB, we have not accepted any funding. See “Risk Factors.”

June 2006 Debt

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

We filed a registration statement to register for resale by the holders of the June 2006 debt, the number of shares of common stock issuable to them upon conversion of their notes and exercise of their class C  and class F warrants, as well as to register for resale by Source Capital and its associated persons, the shares of common stock issuable upon exercise of their warrants.  The following table sets forth with respect to each holder of June 2006 debt the amount due under the convertible promissory note as of December 31, 2006, the number of shares issuable upon exercise of warrants held by them and the number of shares underlying warrants issued to Source Capital and its associated persons.

		NUMBER OF SHARES ISSUABLE UPON EXERCISE OF WARRANTS
INVESTOR	PRINCIPAL AMOUNT CONVERTIBLE NOTE	CLASS C	CLASS D	CLASS E	CLASS F

W. Todd Coffin	$0	23,040	23,040	11,520	33,280
William F. Butler	0	24,480	24,480	12,240	35,360
Gary Sacks	0	10,800	10,800	5,400	15,600
Source Capital Group	0	13,680	13,680	6,840	19,760
Bushido Capital Master Fund LP	600,000	600,000	600,000	300,000	533,333
Pierce Diversified Strategy Master
Fund LLC Series BUS	600,000	600,000	300,000	300,000	533,333
TOTAL	$1,200,000	1,272,000	1,272,000	636,000	1,170,666

Andrew McKinnon, our Chief Operating Officer, and his wife are currently negotiating the purchase of all securities held by Bushido Capital and Pierce Diversified. No assurances can be given that such transaction will be completed.

Warrants issued to Securities Counsel

In connection with the completion of the June 2006 financing, we issued to members of the law firm of Morse & Morse, PLLC, five-year warrants to purchase an aggregate of 80,000 shares exercisable at $1.00 per share, subject to adjustment for stock splits, stock dividends, combinations, reclassifications and the like. In this regard, we issued warrants to purchase 37,500 shares to each of Steven Morse and Lester Morse and warrants to purchase 5,000 shares to Adrienne Grody.

Agreement with Patrick Doherty

Options issued to Patrick Doherty

In July 2006, we entered into a media consultant agreement with Patrick Doherty to market our company’s products to the United States government through the media. We agreed to issue options to purchase up to 200,000 shares of our common stock exercisable at $1.00 per share and to register the resale of the aforementioned 200,000 shares. Per the agreement, all options granted under this agreement would terminate if media or print coverage had not commenced by September 1, 2006. The options granted under this agreement have terminated.

Shares issued to The Investor Relations Group, Inc.

In July 2006, we entered into an agreement with The Investor Relations Group, Inc. to promote our company to the public via the issuance of certain direct mailing advertisements. This public relations company cost us 75,000 shares of our common stock which we have agreed to register for resale. We also paid this public relations firm a monthly cash fee pursuant to a separate public relations contract which ended in September 2006.

Agreement with Quanstar Group

On October 3, 2006, we entered into an agreement with QuanStar Group, LLC, (“Quanstar”) headquartered in New York, NY, and L. Paul Bremer, III an individual, (“Quanstar-Bremer”) engaging them to serve as an advisor to render strategic and consulting services to us, primarily in connection with the commercialization of our proprietary BlastGard technology. Arnold Burns, a director of the Company, is part owner of QuanStar Group, LLC.

As outlined in the agreement, the services to be provided to us by QuanStar-Bremer are as follows:

▪

Provide to the Company’s senior management advice and counsel on strategic business issues;

▪

Assist in recruiting and hiring people for senior executive positions;

▪

Participate in business reviews and assist in formulating long-range business development plans;

▪

Assist the Company in marketing and selling BlastGard products;

▪

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

Item 13.

 Exhibits

Exhibit No.	Description
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

4.10	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Exhibit 99.2 contained in our Form 8-K filed June 23, 2006.)

4.11	Form of Registration Rights Agreement (Incorporated by reference to the Registrant’s Exhibit 99.3 contained in our Form 8-K filed June 23, 2006.)

4.12	Form of Security Agreement. (Incorporated by reference to the Registrant’s Exhibit 99.4 contained in our Form 8-K filed June 23, 2006.)

4.13	Form of Subsidiary Guarantee (Incorporated by reference to the Registrant’s Exhibit 99.5 contained in our Form 8-K filed June 23, 2006.)

4.14	Form of Debenture (Incorporated by reference to the Registrant’s Exhibit 99.8 contained in our Form 8-K filed June 23, 2006.)

4.15	Form of Warrant (Incorporated by reference to the Registrant’s Exhibit 99.9 contained in our Form 8-K filed June 23, 2006.)

4.16	Form of SPA Disclosure (Incorporated by reference to the Registrant’s Exhibit 99.10 contained in our Form 8-K filed June 23, 2006.)

4.17	Form of Security Agreement Disclosure Schedule (Incorporated by reference to the Registrant’s Exhibit 99.11 contained in our Form 8-K filed June 23, 2006.)

4.18	Form of Subsidiary Guarantee Disclosure Schedule (Incorporated by reference to the Registrant’s Exhibit 99.12 contained in our Form 8-K filed June 23, 2006.)

10.9	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

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

10.16

Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455.)

10.17

Alliance Agreement with Centerpoint Manufacturing, Inc. dated October 25, 2004. (Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 4 (File No. 333-121455.)

10.18	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.19	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006).

10.20	Form of Amended and Restated Second Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 99.7 contained in our Form 8-K filed June 23, 2006.)

10.21	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.14 contained in our Form 8-K filed June 23, 2006.)

10.22	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.15 contained in our Form 8-K filed June 23, 2006.)

10.23	Form of Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.23 contained in our Registration Statement, file no. 333-135815.)

10.24	Form of Second Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 10.24 contained in our Registration Statement, file no. 333-135815.)

10.25	Form of Third Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.25 contained in our Registration Statement, file no. 333-135815.)

10.26	Amendment Agreement dated September 15, 2006 to Exhibit 4.11 (Incorporated by reference to Exhibit 10.18 contained in our Form 10-QSB for the quarter ended September 30, 2006).

10.27	Fourth Modification and Waiver Agreement*

21.1	List of subsidiaries *

31.1	Rule 13a-14(a) Certification – Chief Executive Officer*

31.2	Rule 13a-14(a) Certification – Chief Financial Officer *

32.1	Section 1350 Certification – Chief Executive Officer *

32.2	Section 1350 Certification – Chief Financial Officer *

99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

99.2	Press Release – 2006 Results of Operations *

_____________

  *  Filed herewith.

Item 14.

  Principal Accountant Fees and Services

In 2006 and 2005, the Company’s board of directors reviewed and approved audit and permissible non-audit services performed by Cordovano & Honeck, LLP as well as the fees charged by Cordovano & Honeck, LLP for such services.  In its review of non-audit service fees and its appointment of Cordovano & Honeck, LLP as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining Cordovano & Honeck, LLP’s independence.  All of the services provided and fees charged by Cordovano & Honeck, LLP in 2006 and 2005 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by Cordovano & Honeck, LLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2006 and 2005 were $22,800 and $11,695, respectively.

Audit-Related Fees

There were no other fees billed by Cordovano & Honeck, LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no tax related fees billed by Cordovano & Honeck, LLP during 2006 or 2005.

All Other Fees

There were no other fees billed by Cordovano & Honeck, LLC during the last two fiscal years for products and services provided by Cordovano & Honeck, LLC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLASTGARD® INTERNATIONAL, INC.
Dated:	April 17, 2007

		By:	/s/ James F. Gordon
James F. Gordon
Chief Executive Officer and Chairman of the Board

Dated:	April 17, 2007	By:	/s/ Michael J. Gordon
Michael J. Gordon
Chief Financial Officer, Principal Accounting Officer and Vice President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	April 17, 2007	By:	/s/ John L. Waddell, Jr.
John L. Waddell Jr.
Director, President and Chief Operating Officer

Dated:	April 17, 2007	By:	/s/ James F. Gordon
James F. Gordon
Chairman of the Board and Chief Executive Officer

Dated:	April 17, 2007	By:	/s/ Michael J. Gordon
Michael J. Gordon
Director, Vice President, Chief Financial Officer and Principal Accounting Officer

Dated:	April 17, 2007	By:	/s/ Arthur I. Burns
Arthur I. Burns
Director

Dated:	April 17, 2007	By:	/s/ Joel Gold
Joel Bold
Director

Dated:	April 17, 2007	By:	/s/ L. Paul Bremer, III
L. Paul Bremer, III
Director