Form 10QSB
period 2007-03-31
BLASTGARD INTERNATIONAL INC
filed 2007-05-15
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]

No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 15, 2007, the issuer had 35,573,616 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [  ]     No [X]

INDEX

Page

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed balance sheet, March 31, 2007 (unaudited)

3

Condensed statements of operations for the three months ended

   March 31, 2007 and 2006 (unaudited)

4

Condensed statements of cash flows for the three months ended March 31, 2007 and 2006

  (unaudited)

5

Notes to condensed financial statements (unaudited)

6

Item 2.  Management’s Plan of Operation.

16

Item 3.  Controls and Procedures

24

PART 2 – OTHER INFORMATION

Item 1.  Legal Proceedings

25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.  Defaults upon Senior Securities

25

Item 4.  Submission of Matters to a Vote of Security Holders

25

Item 5.  Other Information

26

Item 6.  Exhibits

27

Signatures

31

Condensed Balance Sheet
(Unaudited)
March 31, 2007
Assets
Current assets:
Cash	$31,889
Receivables:
Trade, net	11,140
Other	10,278
Inventory	209,643
Prepaid expenses	4,445
Total current assets	267,395
Property and equipment, net (Note 2)	28,888
Other assets:
Unamortized debt issue costs (Notes 4 and 5)	142,791
Deferred costs	83,096
Deposits	7,272
$529,442
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities on convertible notes payable, net of
unamortized discount of $235,190 (Note 3	$1,085,307
Accounts payable	124,025
Accrued liabilities	297,747
Total current liabilities	1,507,079
Long-term debt:
Subordinated, debt net of unamortized
discount of $692,025 (Note 5)	507,975
Derivative liability (Note 6)	132,800
Total liabilities	2,147,854
Commitments and contingencies (Note 8)	—
Shareholders’ deficit (Note 7):
Preferred stock, $.001 par value; 1,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized,
22,110,913 shares issued and outstanding	22,111
Prepaid services for stock	(156,770)
Additional paid-in capital	6,349,877
Retained deficit	(7,833,630)
Total shareholder’s deficit	(1,618,412)
$529,442

Condensed Statements of Operations
(Unaudited)
	Three Months Ended
	March 30,
	2007	2006
Revenues:
Sales	$106,11	$377,030
Cost of goods sold	84,396	295,599
Gross profit	21,720	81,431
Operating expenses:
Stock-based compensation (Note 7):
Consulting	67,188	6,750
Granted stock options	36,808	54,637
General and administrative	252,991	335,290
Research and development	1,363	23,266
Depreciation and amortization	7,318	6,986
Total operating expenses	365,668	426,929
Operating loss.	(343,948)	(345,498)
Non-operating income/(expense):
Loss on disposal of assets	—	(228)
Gain on derivative liability (Note 6)	27,200	—
Interest income	2	1,677
Rental income	500	2,250
Interest expense (Notes 4 and 5):
Amortized debt issue costs	(54,534)	(13,807)
Amortized debt discount	(226,978)	(28,518)
Other	(50,507)	(27,181)
Loss before income taxes	(648,265)	(411,305)
	—
Income tax provision (Note 3)	—	—
Net loss	$(648,265)	$(411,305)
Basic and diluted loss per share	(0.03)	$(0.02)
Basic and diluted weighted average
common shares outstanding	22,110,913	22,323,413

Condensed Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(648,265)	$(411,305)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	61,852	20,792
Stock for services	67,188	—
Stock-based compensation	36,808	61,388
Discount on convertible notes payable	226,978	28,518
Goss on derivative liability	(27,200)	—
Changes in operating assets and liabilities:
Accounts receivable	27,775	(175,361)
Inventory	56,672	4,853
Other operating assets	7,274	(55,171)
Accounts payable and accruals	220,194	166,635
Indebtedness to a related party	—	45,000
Net cash provided by (used) in
operating activities	29,276	(314,651)
Cash flows from investing activities:
Payments for deferred costs	(9,488)	(16,090)
Purchases of property and equipment	(192)	(1,665)
Net cash used in
investing activities	(9,680)	(17,755)
Cash flow from financing activities:
Payments for debt issue costs	—	(23,939)
Net cash used in
financing activities	—	(23,939)
Net change in cash	19,596	(356,345)
Cash, beginning of period	12,293	361,225
Cash, end of period	$31,889	$4,880
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,836	$27,181
Income taxes	$—	$—

 (1)

Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2006, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

(2)

Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants.  The Company’s convertible promissory notes payable consist of the following at December 31, 2006:

$1,000,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
Discount of $165,118	$764,809
$200,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
Discount of $33,023	152,961
$100,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
Discount of $16,512	76,481
$100,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
Discount of $16,512	76,481
$20,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
Discount of $4,023	14,575
1,085,307

Less: current maturities	(1,085,307)
$-

Each note carries a default interest rate of 15% per annum. Aggregate monthly payments of 1.2% of the principal amount are due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount are due commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount are due commencing November 1, 2006 through October 31, 2007. However, as a result of the June 22, 2006 debt financing, the payment arrangements were modified. Monthly payments of interest only (8%) based on the principal amount is due commencing June 1, 2006 through May 31, 2007, and then aggregate monthly payments of 6% of the principal amount is due commencing June 1, 2007 through October 31, 2007.  Payments will be applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007.  All accrued interest had been paid in full as of  March 31, 2007.

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

Detachable common stock warrants issued with convertible promissory notes

The fair value of detachable Class “A” and Class “B” warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable.  The discount is amortized over the life of the debt.  As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value ($1,320,497 at March 31, 2007).

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

Original fair value of Class "A" warrants, December 2, 2004		$291,102
Original fair value of Class "B" warrants, December 2, 2004		41,605
Total original value of warrants, December 2, 2004			$332,707
Fair value of original Class "A" warrants, June 22, 2006	$ (117,861)
Fair value of original Class "B" warrants, June 22, 2006	(8,520)
Total fair value of original warrants, June 22, 2006		(126,381)
Fair value of revised Class "A" warrants	$ 153,834
Fair value of revised Class "B" warrants	18,177
Total fair value of revised warrants, June 22, 2006		172,011
Net increase in revised Class "A" and "B" warrants			45,630
Total revised value of Class "A" and "B" warrants			$ 378,337

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

The initial discount recorded on the convertible promissory notes totaled $332,707.  Following the revaluation of the Class “A” and “B” warrants and the issuance of the Class “F” warrants, the total discount related to the convertible promissory notes increased to $653,004.  As of March 31, 2007, $417,815 of the discount was amortized to interest expense, reducing the balance of the unamortized discount to $235,189.  Amortization expense on the debt discount totaled $88,573 for the three months ended March 31, 2007.

Debt issue costs

The Company paid its debt placement agent and its attorney a total of $112,370 and issued detachable Class “A” and “B” warrants in connection with the issuance of the convertible promissory notes.  The original fair value of the warrants totaled $48,709, but increased to $55,342 following the re-pricing discussed above.  The sum of the payments and the fair value of the warrants, resulted in total debt issue costs of $167,712.  Amortization resulting from the debt issue costs is charged to interest expense.  Accumulated amortization and amortization expense of the debt issue costs totaled $166,248 and $26,268 as of and for the three months ended March 31, 2007, respectively.

The convertible debt discount and related debt issue costs are expected to amortize as follows:

Date	Debt Discount	Debt Issue Costs	Totals
December 31, 2007	$ 323,763	$ 27,732	$ 351,495

(3)

Subordinated Convertible Notes Payable

On June 22, 2006, the Company entered into agreements to borrow an aggregate principal amount of $1,200,000 and to issue to the investors subordinated, convertible promissory notes and common stock purchase warrants.  The Company’s subordinated, convertible promissory notes payable consist of the following at March 31, 2007:

$600,000 subordinated, convertible promissory note
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $346,013	$ 253,987
$600,000 subordinated, convertible promissory note
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $346,012	253,988
507,975
Less: current maturities	-
$ 507,975

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

Principal balance of the notes	$ 1,200,000
Less debt discounts:
Fair value of warrants (below)	(675,240)
Fair value of conversion option (below)	(432,000)
Plus amortization of discounts	415,215
Carrying value at March 31, 2007	$ 507,975

Detachable common stock warrants issued with subordinated convertible promissory notes

In connection with the subordinated, convertible promissory notes, the Company issued note holders the following warrants to purchase shares of its common stock:

	Number	Exercise	Fair	Relative Fair
Description	Issued	Price	Value	Value
Class "C" warrants	1,200,000	$ 1.00	$ 0.392	$ 0.171
Class "D" warrants	1,200,000	$ 1.50	$ 0.360	$ 0.157
Class "E" warrants	600,000	$ 2.00	$ 0.337	$ 0.147
Class "F" warrants	1,066,666	$ 0.75	$ 0.412	$ 0.180
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

		Number of Shares
		In Which The
	Derivative	Derivative Liability
	Liability	Can Be Settled
Embedded conversion feature, June 22, 2006	$ 432,000	1,600,000

Embedded conversion feature, December 31, 2006	160,000	1,600,000

Embedded conversion feature, March 31, 2007	132,800	1,600,000
Current period change	$ 27,200

The gain on the derivative liability totaled $27,200 for the three months ended March 31, 2007.

 (4)

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

Share-based payment

During the three months ended March 31, 2007 and 2006, the Company recognized $36,808 and $0, respectively, in share based compensation from the prior issuance of stock options.

During the three months ended March 31, 2007, the Company recognized $67,188 in consulting expenses for services prepaid with stock.

At March 31, 2007, there was $84,674 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of .5 years.

The following table represents stock option activity as of and for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2007	4,285,750	$1.79	2.75 years
Granted	-	1.18
Exercised	-	-
Forfeited/expired/cancelled	-	1.00

Options Outstanding – March 31, 2007	4,285,750	$1.59	3.24 years	$3,907,000

Outstanding Exercisable – January 1, 2007	1,990,750	$1.79	2.75 years
Outstanding Exercisable – March 31, 2007	3,875,750	$1.59	3.24 years	$3,279,000

The following table represents our non-vested stock option activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options - January 1, 2007	410,000	$0.41
Granted	-	-
Vested	-	-
Forfeited/expired/cancelled	-	-

Nonvested Options – March 31, 2007	410,000	$0.41

 (5) Related Party Transactions

During the three months ended March 31, 2007, the Company borrowed $97,000 against its $100,000 credit line, which was secured by its Chief Financial Officer. See Note 8.

 (6)

Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, no income tax benefit or expanse has been presented.

(7)

Commitments and Contingencies

Office Lease

The Company entered into a noncancellable office lease agreement on January 10, 2006. The lease runs from January 1, 2006 through December 31, 2006.  The rent for 2007 is month to month and the rental payments for 2007 are $2,600 per month plus $182 in taxes.  Rental expense for the three months ended March 31, 2007 and 2006 was $8,346 each quarter.

Litigation

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

As of May 5, 2007 there has been progress on the lawsuit.

(8)

Subsequent Events

Between April 20, 2007 and May 4, 2007, the Company completed two concurrent Offerings and raised a total of $3,968,810 as described below.

The Company sold 11,529,368 units, each unit consisting of one share of its unregistered Common Stock at $.30 per share and one-half warrant, with a full warrant exercisable at $.45 per share in an offshore offering to non-US Persons through D &D Securities Company, its placement agent. The offering raised $3,458,810 in gross proceeds through the issuance of 11,529,368 shares and 5,764,684 warrants.  In addition, the Company issued broker warrants to purchase 1,322,937 units. Exemption from registration is claimed under Regulation S of the Securities Act of 1933, as amended.

The Company also sold 1,710,000 shares of its unregistered Common Stock at $.30 per share and issued 850,000 warrants exercisable at $.45 per share, pursuant to a Regulation D offering. The offering raised $510,000 in gross proceeds. Exemption from registration is claimed under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. All of the aforementioned securities have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The securities sold pursuant to its concurrent plans of financing contain certain registration rights and penalty warrants for failure to meet certain registration or trading conditions by October 15, 2007.

The Company also entered into employment agreements with five corporate officers effective April 1, 2007.  These agreements commit the Company to combined salaries of $950,000 and granted 1,450,000 options as a signing bonuses.  One officer also received a cash signing bonus in the amount of $160,000.  The employment agreements also reserve up to 5,800,000 options to be granted as performance bonuses based on certain sales volumes.

Following is a schedule summarizing changes to the Company’s equity instruments subsequent to March 31, 2007:

	Common Stock	Stock Options	Stock Warrants

Balance, 3/31/07	22,110,913	4,285,750	5,970,472
Regulation S offering	11,529,370	-	5,764,688
Regulation D offering	1,700,000	-	850,000
Broker warrants	-	-	1,988,815
Employment agreements	-	17,350,000*	-
Debt Conversion ($25,000)	83,333	-	-
Debt Settlement	150,000	-	-
Balance, 5/11/07	35,573,616	21,635,750	14,573,975

* This figure is based on maximum options that could vest over three years based on revenue generated (i.e. - performance options).

In March 2007, we entered into a new Waiver and Modification Agreement with the holders of the December 2004 Debt. Pursuant to said agreement, they waived their right of first refusal to participate in our recently completed financing. Further, the holders of the December 2004 Debt agreed to extend the maturity date of their notes to March 20, 2008 and to refrain for a period of ten months from March 20, 2007 from taking any action to foreclose on its security interest unless the holders, in their sole discretion, determined that the securities are in danger of being compromised. The holders of the December 2004 Debt also agreed to reduce the exercise price and call price of their Class F Warrants to $.50 per share and $.73 per share, respectively, and to waive any increase in the number of warrant shares that would otherwise be called for pursuant to the Class F Warrants. In addition, such holders agreed with us to lower the exercise price of their Class A and Class B Warrants to $.45 per share (and the conversion price of their notes to $.30 per share). The new Waiver and Modification Agreement became effective on April 20, 2007.

In April 2007, the then holders of the June 2006 Debt agreed to waive their right of first refusal in connection with our recently completed offerings in exchange for 150,000 restricted shares of Common Stock with “piggyback” registration rights contemporaneously with their entering into the April 2007 Agreement.

Source Capital Group, Inc. acted as a finder in connection with the June 2006 transaction. Source Capital was paid 25,000 shares of restricted common stock, a cash fee of $72,000, which represents 6% of the gross proceeds and a 6% fee of each class of warrants issued in connection with the June 2006 debt financing, which warrants were issued by us and not deducted from those issued to any other party.   Each Class of their Warrants are presently exercisable at $.45 per share except for the Class F Warrants which are exercisable and callable at $.50 and $.73, respectively.

During the three months ended March 31, 2007, the Company borrowed $97,000 against its $100,000 credit line, which was secured by its Chief Financial Officer. In April 2007, the Company retired this short-term loan.

Item 2.  Management’s Plan of Operation

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2007, have been included.

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

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to six government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from AmTrak, the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC Transit and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. However, for the three months ended March 31, 2007, we recognized sales of $106,116 and a gross profit of $21,720.

For the quarter ended March 31, 2007, our operating and non operating expenses, including interest expense, were relatively constant over the comparable period of the prior year.

Our net loss for the quarter ended March 31, 2007 was $648,265 as compared to $411,305 for the comparable period of the prior year.

BlastGard’s products are currently being tested (or have recently been tested) and evaluated by many military and defense contractors and commercial companies in the United States and abroad as described under Business Prospects. As we experience anticipated growth and expansion of our operations, we will experience an increase in operating expenses and costs of doing business.

Business Prospects/Recent Developments

In March 2007, the UK Defense Ordnance Safety Group (DOSG) completed testing of and are currently analyzing the results of several variants BlastGard has submitted (which use BlastWrap® as the key ingredient) of a new class of insensitive munitions (IM) packaging solutions. These novel packaging systems are designed to prevent mass detonations in ammunition and/or weapons storage and transport by the elimination of sympathetic detonation (SD) leading to catastrophic mass detonation.  This results when one detonating unit or energetic material initiates the next, and so on, in a chain reaction. It is also anticipated these IM solutions will dramatically improve fast cook off (the initiation of a unit of ammunition or other energetic store in the event of a fuel fire) and slow cook off performance (the initiation of a unit of ammunition or energetic material by a slowly increasing sustained temperature) as well as meet all of the other IM packaging specifications of NATO and the United States military. With UK Ministry of Defense (“MoD”) funding in place to support the testing and the manufacturing of the successful products, management believes that successful test results will be a prestigious achievement for our Company, allowing us to get our technology into the UK military and to establish an important precedent for other militaries.  These tests results are classified.

We have shipped three separate lots of BlastWrap® to the United States Aviation and Missile Research, Development and Engineering Center (“AMRDEC”) in Huntsville, AL for testing in a well known missile system.  The project is classified and results of the tests are not published; however, we are told that generally, the results have been “quite impressive”.  A fourth order has now been placed by AMRDEC; however, the application is for a different weapon system.  This is seen as a positive development.

We have conducted further development design and testing of a series of products for improved blast mitigation protection of rapid deployment barriers, walls, revetments and bunkers (including overhead protection from inbound mortars) for the United States military.  Two other companies involved with BlastGard in these wall and bunker developments are Geocell Systems, Inc. of San Francisco and Colt Rapid Mat LLC of Hartford, CT.  The three companies sponsored successful testing of the wall protection system at the US Marine Corps base at 29 Palms, CA on October 27, 2006.  On November 13, 2006, we received the initial contract from the Marines for shipment of wall and bunker system test articles to the Marine Warfighting Lab at Quantico, VA for more extensive and instrumented testing in second half of May 2007.  In addition to the original fiberglass BATS being tested, we will provide the new, lower cost plastic BATS for testing at the same time.

We have extended our development of vehicle protection systems.  We are teamed with Colt Rapid Mat LLC as well as VSE Corporation in blast protection systems for tactical wheeled military vehicles.  Initial durability tests of an OEM blast mitigation system were successful in December 2006 at the Nevada Automotive Test Center (NATC) outside Carson City, NV.  Basic blast testing of our vehicle BATS will start at NATC, probably in the summer of 2007.  BlastGard has delayed the vehicle tests for our retrofit system that were expected to be conducted in the Middle East around the end of the year...  Results from the NATC blast tests will determine the next steps in testing elsewhere.

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

To assess the vulnerability of oil and gas pipelines to explosive attack, the Company conducted a series of explosive tests at Bakersfield, CA. The tests graphically illustrate the phenomenon of high explosive shock holing (breaching) of oil pipelines. We tested 24” OD X .375” wall API-5L X42 grade steel line pipe with welded .375” thick end plates (to seal the pipe). The assembly was then filled with water to represent the appropriate hydraulic shock transmission characteristics of a filled oil transmission line. A 2 pound charge of C4 was placed directly on the surface of the pipe and detonated. The charge punched a 6” diameter hole in the side of the pipe and produced a high pressure hydraulic wave in the fluid in the tube which split the end plate welds and distorted the plates. This is a classic example of steel “shock holing” and hydraulic shock transmission.  We then placed a 10-1/8” square section of 3” thick BlastWrap® onto an identical section of (filled) line pipe, and placed a second 2 pound charge of C4 directly onto the BlastWrap®, and fired the charge. The pipe was only slightly dented and neither of the end plates was deformed or exhibited split welds. We expect to develop this protection system with an impenetrable tough surface armor, which will make it very difficult for terrorists to destroy exposed oil pipelines (or wellheads and other production equipment) using current methods. The tests we have done prove that BlastWrap® does prevent shock holing, and this capability can be applied to many applications: aircraft fuselages, bridge pillars, suspension cables for bridges, electricity substations and “hardened” buildings.  Although the anticipated pipeline protection system development proposal has been delayed, recommencement of this high priority project will likely commence with further funding.  We are exploring several options for both the final product development and testing as well as the commercial relationships for the most effective marketing of this product.

In June 2006, we introduced a new line of aviation products. In accordance with a five-year alliance agreement with Nordisk Aviation Products, Inc. (“Nordisk”) signed in October 2005, BlastGard has combined its BlastWrap® blast-mitigating technology with Nordisk's LD3 containers to create superior blast mitigating products for the air cargo and unit loading device (ULD) market. ULDs are pallets and containers used to load luggage, freight, and mail onto wide-body aircraft that facilitate the bundling of cargo into large units. The introduction of this product line enables the Company to provide the airline industry an important new line of defense to increase airline safety of passengers and crewmembers. Nordisk is headquartered in Cape Canaveral, Florida. Nordisk is a manufacturer, repair and leasing company of Unit Loading Devices (“ULD”) engaged in developing, supplying and supporting ULD equipment for the commercial passenger and air freight/cargo airline industry as well as the military, including its engineering support, and Worldwide Service Network. The purpose of the Alliance is to combine Nordisk Services products with the BlastGard® Technology to offer enhanced blast mitigated products to the ULD marketplace with respect to both existing ULD’s and newly manufactured ULD’s. There are an estimated 600,000 containers in service in the fleet today with approximately 40,000 new units sold each year. Each unit has an average useful life of about 5 years, and we estimate that the total number of units in service will continue to rise over the next 10 years. We are working with the largest ULD container manufacturer in the world to develop a low-cost solution for ‘semi-hardened’ blast mitigation ULD containers that may vastly improve the chances of aircraft survival in the event of a reoccurrence of an airplane explosion in midair as occurred in Lockerbie, Scotland. Initial technical meetings with the primary US flag carriers commenced in August 2006.  Current assessment of those meetings along with a new direction from TSA officials will dictate the next steps.  Current TSA officials are now more receptive to an alternative approach to ULD-based solutions.  Contacts with international carriers will follow these initial efforts.

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

The American Public Transportation Association (http://www.apta.com/) (“APTA”) is the leading force in advancing public transportation. Every transit, bus and airport authority in the USA is a member of APTA as is 80% of Europe. APTA has established a Transit Security Infrastructure Work Group.  The focus of the Transit Security Infrastructure Work Group is to develop industry standards for transit related infrastructure.  Transit infrastructure is defined as passenger, maintenance and operations facilities, and their related assets; rights-of-way, including tunnels, elevated structures, and bridges; fixed assets, such as track, signals, traction power substations, and interlockings.  The Working Group has initially focused on the types and placement of security-conscious trash receptacles.  We expect these specifications will be published very soon, which should substantially set apart and enhance our MTR product line.  ASTM is developing testing specifications for these products, and the Company has a representative active in that effort as well.

The November Group, Ltd., per an agreement with Howard Safir, a former board member, serves as an advisor to render strategic and consulting services to us, primarily in connection with the commercialization of our proprietary BlastGard technology, has been working with the Australian Department of Defense’s Defense Science and Technology Organization (DSTO).  DSTO is designing tests for the BlastWrap® we have shipped them.  Substantial efforts are underway to attain Australian DoD approval and usage of numerous BlastGard products.  In addition, the DSTO and General Dynamics of Australia are considering using BlastWrap® on the Australian Light Armored Vehicle (“ASLAV”).

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

In October 2006, we submitted a proposal to the Defense Ordnance Technology Consortium (DOTC) and National Warheads and Energetics Consortium (NWEC, of which BlastGard is a member) teamed with DCS Corporation for $2,000,000/year (for three years) of blast mitigation development work for IM packaging and hydrocode modeling for thermobaric weapons. The proposal was rated “satisfactory“, high enough for award funding.  So, to receive an award, appropriate “clients” (usually Picatinny Arsenal) must request funding of the projects defined in our proposal.  This potential award remains open for funding and management is hopeful that funding will occur in 2007.  We have several separate initiatives with the Picatinny Arsenal underway at present.

In 2006 the Company sold initial quantities of prototype / development BlastWrap® to the Naval Weapons Station Earle in Colts Neck, NJ.  The Packaging, Handling, Storage and Transport (“PHST”) Group, under guidance from the Office of Naval Research (“ONR”), Indian Head, MD is developing unique new packaging concepts for several weapons systems using BlastWrap® as the primary blast mitigation technology.  There have been two series of blast tests, and further development is continuing.  Although all of this work is classified, the results are encouraging and the addition of new weapons systems into the overall project is seen as positive.

Liquidity and Capital Resources.

At March 31, 2007, we had cash of $31,889, working capital deficit of $1,239,684, an accumulated deficit of $7,833,630 and shareholder deficit of $1,618,412.

For the quarter ending March 31, 2007, net cash provided by operating activities was $29,276 primarily due to our net loss of $648,265 partially offset by a $220,194 increase in accounts payable and a $226,978 discount on convertible notes payable. During the quarter ended March 31, 2007, we used cash in investing activities to purchase property and equipment of $192 and for payment of deferred costs of $9,488. For the quarter ended March 31, 2006, we used cash in operating activities of $314,651, primarily due to our net loss of $411,305. During the quarter ended March 31, 2006, cash was used in investing activities to purchase property and equipment of $1,665.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital from the sale of equity and/or debt securities. Between April 20, 2007 and May 4, 2007, we completed two concurrent Offerings and raised a total of $3,968,810.40 as described below.

We had a plan of financing to sell shares of our unregistered Common Stock at $.30 per share and to issue warrants exercisable at $.45 per share in an offshore offering to non-US Persons through D &D Securities Company as placement agent. We raised $3,458,810 in gross proceeds through the sale of 11,529,368 shares of Common Stock and the issuance of warrants to purchase 5,764,684 shares of our Common Stock, exclusive of broker warrants as described in Note 8. Exemption from registration is claimed under Regulation S of the Securities Act of 1933, as amended.

We had a plan of financing to sell shares of our unregistered Common Stock at $.30 per share and to issue warrants exercisable at $.45 per share, pursuant to a Regulation D offering. We raised $510,000 through the sale of 1,700,000 shares of Common Stock and the issuance of warrants to purchase 850,000 shares of its Common Stock. Exemption from registration is claimed under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. All of the aforementioned securities have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The securities sold pursuant to our concurrent plans of financing contain certain registration rights and penalty warrants for failure to meet certain registration or trading conditions by October 15, 2007.

Other Recent Financings

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

D.

In December 2004, we raised $1,420,000 from five investors in a convertible debt financing, and issued to the investor’s secured convertible notes due October 31, 2007 and common stock purchase warrants.  The notes each bear an interest rate of 8% per annum. Aggregate monthly payments of 1.2% of the principal amount were due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount were scheduled for payment commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount were scheduled for payment commencing November 1, 2006 through October 31, 2007. Payments are applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007. In June 2006, the holders of the December 2004 debt agreed to modify their rights to receive interest only from June 1, 2006 through May 31, 2007 and thereafter to resume the original payment schedule from June 1, 2007 through the due date of their notes on October 31, 2007. The note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of our common stock at as adjusted conversion price of $.75 per share, subject to further adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. On March 16, 2006, the exercise price of the notes was originally reduced from $1.50 per share to $1.00 per share as we failed to achieve gross revenues of at least $15 million or net profits of at least $1 million for the year ended December 31, 2005 and on June 22, 2006, the conversion price was reduced to $.75 per share. On April 20, 2007, the conversion price of the notes was reduced to $.30 per share.

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

Also in connection with the December 2004 debt, we issued the note holders two types of warrants to acquire shares of our common stock. We issued to the investors “Class A” Common Stock Purchase Warrants which entitle the investors to acquire an aggregate of 473,336 shares of our common stock currently exercisable at a price of $.45 per share through December 2009 and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

We also issued to the investors “Class B” Common Stock Purchase Warrants entitling them to acquire an aggregate of 141,999 shares of our common stock currently exercisable at a price of $.45 per share through December 2007 and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

Andrew Garrett, Inc., acted as placement agent in this transaction. The placement agent was paid a cash fee of $99,400, which represented 7% of the gross proceeds. Andrew Garrett is also entitled to a 5% fee upon exercise of warrants by the investors, if any. We also issued the placement agent a warrant to acquire an aggregate of 82,834 shares of our common stock currently exercisable at a price of $.45 per share, and a warrant to acquire 4,970 shares of our common stock currently exercisable at a price of $.45 per share. The placement agent’s warrants are exercisable for a period of five years and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective.

In March 2007, we entered into a new Waiver and Modification Agreement with the holders of the December 2004 Debt. Pursuant to said agreement, they waived their right of first refusal to participate in our recently completed financing. Further, the holders of the December 2004 Debt agreed to extend the maturity date of their notes to March 20, 2008 and to refrain for a period of ten months from March 20, 2007 from taking any action to foreclose on its security interest unless the holders, in their sole discretion, determined that the securities are in danger of being compromised. The holders of the December 2004 Debt also agreed to reduce the exercise price and call price of their Class F Warrants to $.50 per share and $.73 per share, respectively, and to waive any increase in the number of warrant shares that would otherwise be called for pursuant to the Class F Warrants. In addition, such holders agreed with us to lower the exercise price of their Class A and Class B Warrants to $.45 per share (and the conversion price of their notes to $.30 per share). The new Waiver and Modification Agreement became effective on April 20, 2007.

E.

In December 2004, we raised $1,020,000 from one investor by selling 680,000 shares of restricted common stock (at $1.50 per share) to one investor, and we also issued to the investor a “Class B” common stock purchase warrant to acquire 100,000 shares of common stock currently exercisable at a price of $.45 per share. Basic Investors, Inc., acted as placement agent in this transaction. The placement agent was paid a cash fee of $132,600, which represents 13% of the gross proceeds.

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

(i)

Five-year Class C warrants purchasing an aggregate of 1,200,000 shares exercisable at $1.00 per share;

(ii)

Five-year Class D warrants purchasing an aggregate of 1,200,000 shares exercisable at $1.50 per share;

(iii)

Five-year Class E warrants to purchase an aggregate of 600,000 shares exercisable at $2.00 per share; and

 (iv)

Five-year Class F warrants purchasing an aggregate of 1,066,666 shares exercisable at $.75 per share. The class F warrants are redeemable at a nominal price under certain circumstances if the volume weighted average price for our common stock is at least $1.10 for ten consecutive trading days. The Class C warrants, Class D warrants, Class E warrants and Class F warrants contain anti-dilution protection in the case of stock splits, dividends, combinations, reclassifications and the like and in the event that we sell common stock below the applicable exercise price. The warrants also contain immediate registration rights and cashless exercise provisions in the event that there is no current registration statement commencing one year after issuance. An additional 666,667 Class F warrants were issued in connection with this transaction to the holders of our December 2004 debt to consent to this financing transaction and to agree to modify certain of their existing rights.

In April 2007, the holders of the June 2006 Debt entered into an agreement (the “April 2007 Agreement”) to sell their interest in our Debentures and their Warrants to Andrew McKinnon, our new Chief Operating Officer, his wife and certain other non-affiliated persons (collectively the “New Holders”).  The closing date on this transaction is scheduled to occur on or before May 25, 2007. If completed, the new Holders have agreed with us on the following actions:

•

To convert their Debentures in the principal amount of $1,200,000 at $.30 per share;

•

To terminate all of their Class D and Class E Warrants;

•

Change the exercise price of the Class C Warrants to $.45 per share;

•

Change the exercise price and call price of the Class F Warrants to $.50 and $.73 per share; and

•

Waive certain other anti-dilution provisions contained in their Class C and Class F Warrants to receive additional shares.

In April 2007, the then holders of the June 2006 Debt agreed to waive their right of first refusal in connection with our recently completed offerings in exchange for 150,000 restricted shares of Common Stock with “piggyback” registration rights contemporaneously with their entering into the April 2007 Agreement.

Source Capital Group, Inc. acted as a finder in connection with the June 2006 transaction. Source Capital was paid 25,000 shares of restricted common stock, a cash fee of $72,000, which represents 6% of the gross proceeds and a 6% fee of each class of warrants issued in connection with the June 2006 debt financing, which warrants were issued by us and not deducted from those issued to any other party.   Each Class of their Warrants are presently exercisable at $.45 per share except for the Class F Warrants which are exercisable and callable at $.50 and $.73, respectively.

Our recent debt and equity financings are described above. We have in the past and currently relied principally on external financing to maintain our company as a going concern. All of our assets have been used as collateral to secure our indebtedness. Among the many risks of our business and an investment in our company, is the possibility that we will not be able to meet our obligations as they come due and remain as a going concern. We have also agreed to file a registration statement to register for resale by the holders of the June 2006 debt, the number of shares of common stock issuable to them upon conversion of their notes and exercise of their warrants, as well as to register for resale by Source Capital (and its transferees) and the holders of the December 2004 debt, the shares of common stock issuable upon exercise of their newly granted warrants.  In September 2006, we obtained an effective registration statement pertaining to the (i) shares of common stock issuable upon conversion of the June 2006 Debt based upon a then conversion price of $.75 per share and (ii) warrant shares underlying the (x) Class C and Class F Warrants held by the holders of the June 2006 Debt and (y) all the warrants held by Source Capital (and its transferees).  In September 2006, an amended agreement was entered into by and among the Company and the holders of the June 2006 Debt. This amendment requires us to register with the SEC the resale of the shares of common stock issuable upon exercise of the Class D and Class E Warrants and an additional 30% of the original Registrable Securities (as defined) upon receipt, in writing, of a written demand from such persons holding at least 51% of the outstanding Registrable Securities. To date, no such written demand has been received by us.

Recently Issued Accounting Pronouncements

During the past two years, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, SFAS No. 156, SFAS No. 157 and SFAS No. 159 and FIN 48 which are described in Note 1, “Recent Accounting Pronouncements” of the Notes to Financial Statements contained in our latest annual report on Form 10-KSB filed with the Security and Exchange commission on April 17, 2007.. Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities in the first quarter of 2007.  However, the employment agreements referenced in Item 5 below which were effective in April 2007, called for the grant of options in April 2007. Also, between April 20, 2007 and May 4, 2007, we completed two concurrent Offerings and raised a total of $3,968,810.40 as described below.

We had a plan of financing to sell shares of our unregistered Common Stock at $.30 per share and to issue warrants exercisable at $.45 per share in an offshore offering to non-US Persons through D &D Securities Company as placement agent. We raised $3,458,810.40 in gross proceeds and issued and sold 11,529,368 shares of Common Stock and warrants to purchase 5,764,684 shares of our Common Stock, exclusive of broker warrants described in Note 8.  Exemption from registration is claimed under Regulation S of the Securities Act of 1933, as amended.

We had a plan of financing to sell shares of our unregistered Common Stock at $.30 per share and to issue warrants exercisable at $.45 per share, pursuant to a Regulation D offering. We raised $510,000 and issued and sold 1,700,000 shares of Common Stock and warrants to purchase 850,000 shares of its Common Stock. Exemption from registration is claimed under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. All of the aforementioned securities have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The securities sold pursuant to our concurrent plans of financing contain certain registration rights and penalty warrants for failure to meet certain registration or trading conditions by October 15, 2007.

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Effective April 1, 2007, Andrew McKinnon became Chief Operating Officer. John L. Waddell, Jr., formerly our Chief Operating Officer, will remain as President of the Company.  Prior to Mr. McKinnon’s appointment as Chief Operating Officer, he has not had any transactions with the Company.  His biographical information is contained in our Form 10-KSB for our fiscal year ended December 31, 2006, which is incorporated herein by reference.    As part of the financing described in Item 3.02 below, the holders of our December 2004 Debt have waived their right of first refusal and renegotiated their agreements and warrants so that their debt will be due in March 2008 and will be convertible at $.30 per share and their Class A and Class B Warrants will have a reduced exercise price of $.45 and their Class F Warrants will have a reduced exercise and call price of $.50 and $.73 per share, respectively. While the Class F Warrants would have entitled them to an adjustment in the number of shares while lowering the exercise price to the new deal price of $.30, the holders of December 2004 Debt have waived these further rights. Also as part of the financing, certain other holders of our Class C, Class D, Class E and Class F warrants to purchase 72,000 shares, 72,000 shares, 36,000 shares and 104,000 shares, respectively, also agreed to lower their exercise price of their classes of warrants to $.45 per share ($.50 per share in the case of the Class F Warrant with a new call price of $.73 per share) and to permanently waive their right of first refusal.

In April 2007, the holders of our June 2006 Debt entered into an agreement with the Company’s new Chief Operating Officer  to sell him and his assignees our debt in the principal amount of $1,200,000 and their Class C, Class D, Class E and Class F warrants to purchase 1,200,000 shares, 1,200,000 shares, 600,000 shares and 1,066,666 shares, respectively. In connection with their waiver of a right of first refusal, we agreed to issue an aggregate of 150,000 shares of restricted common stock to the holders of our June 2006 debt and to grant them piggyback registration rights.  As a result of the financing described herein, the conversion price of the June 2006 debt was adjusted to $.30 per share. Upon completion of the April 2007 Agreement, the New Holders have agreed to cancel their Class D and Class E Warrants, raise the exercise price of the Class C and Class F Warrants to $.45 and $.50 per share, respectively (with a call price on the Class F Warrants of $.73 per share) and waive the Warrant Share Adjustment to the Class C and Class F Warrants.

New Employment Contracts with Executive Officers

Effective April 1, 2007, subject to the completion of the financing described in item 3.02, we entered into new employment agreements with each of our executive officers, namely, Andrew McKinnon, James F. Gordon, John L. Waddell, Jr., Michael J. Gordon and Kevin J. Sharpe. Each agreement is identical to the other, except in terms of compensation. For a summary of the new employments contracts with each of our five executive officers, reference is made to our recently filed Form 10-KSB for our fiscal year ended December 31, 2006, which is incorporated herein by reference.  It should be noted that Andrew McKinnon’s definitive employment agreement also contains a one-time signing bonus of $160,000 payable in cash.

Item 6.  Exhibits

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

10.18	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.19	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006).

10.20	Form of Amended and Restated Second Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 99.7 contained in our Form 8-K filed June 23, 2006.)

10.21	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.14 contained in our Form 8-K filed June 23, 2006.)

10.22	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.15 contained in our Form 8-K filed June 23, 2006.)

10.23	Form of Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.23 contained in our Registration Statement, file no. 333-135815.)

10.24	Form of Second Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 10.24 contained in our Registration Statement, file no. 333-135815.)

10.25	Form of Third Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.25 contained in our Registration Statement, file no. 333-135815.)

10.26	Amendment Agreement dated September 15, 2006 to Exhibit 4.11 (Incorporated by reference to Exhibit 10.18 contained in our Form 10-QSB for the quarter ended September 30, 2006).

10.27	Waiver Agreement, dated April 18, 2007. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 25, 2007.)

10.28	Fourth Waiver and Modification Agreement, dated March 20, 2007. (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on April 25, 2007.)

10.29	Management Committee Charter, dated March 23, 2007. (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on April 25, 2007.)

10.30	Employment Agreement for John L. Waddell, Jr., dated April 1, 2007. (Incorporated by reference to Exhibit 10.4 of our Form 8-K filed with the SEC on April 25, 2007.)

10.31	Employment Agreement for James F. Gordon, dated April 1, 2007. (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the SEC on April 25, 2007.)

10.32	Employment Agreement for Andrew McKinnon, dated April 1, 2007. *

10.33	Employment Agreement for Kevin J. Sharpe, dated April 1, 2007.. (Incorporated by reference to Exhibit 10.7 of our Form 8-K filed with the SEC on April 25, 2007.)

10.34	Employment Agreement for Michael J. Gordon, dated April 1, 2007. (Incorporated by reference to Exhibit 10.9 of our Form 8-K filed with the SEC on April 25, 2007.)

10.35	Source Capital March 9, 2007 and April 12, 2007 Waiver Agreements (Incorporated by reference to Exhibit 10.10 of our Form 8-K filed with the SEC on April 25, 2007.)

31.1	Rule 13a-14(a) Certification – Chief Executive Officer*

31.2	Rule 13a-14(a) Certification – Chief Financial Officer *

32.1	Section 1350 Certification – Chief Executive Officer *

32.2	Section 1350 Certification – Chief Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

99.2	Press Release – 2007 First Quarter Results of Operations *

_____________

  * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: May 15, 2007	By:	/s/ James F. Gordon
James F. Gordon,
Chief Executive Office

Dated: May 15, 2007	By:	/s/ Michael J. Gordon
Michael J. Gordon
Chief Financial Officer and Principal Accounting Officer