Form 10QSB
period 2007-06-30
BLASTGARD INTERNATIONAL INC
filed 2007-08-16
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ______________

Commission file number: 333-47924

BLASTGARD INTERNATIONAL, INC.
(Exact name of small business issuer as specified in it charter)

Colorado	84-1506325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2451 McMullen Booth Road, Suite 207, Clearwater, Florida 33759
(Address of principal executive offices)

(727) 592-9400
(issuer’s telephone number)

12900 Automobile Blvd., Suite D, Clearwater, Florida 33762
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 15, 2007, the issuer had 37,813,616 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [  ]     No [X]

Condensed Balance Sheet

(Unaudited)

June 30, 2007

Assets
Current assets:
Cash	$2,635,280
Receivables:
Trade, net	12,520
Other	10,278
Inventory	234,513
Prepaid expenses	26,864
Total current assets	2,919,455
Property and equipment, net (Note 2)	18,883
Other assets:
Unamortized debt issue costs (Notes 4 and 5)	113,062
Deferred costs	87,518
Deposits	28,153
$3,167,071
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on convertible notes payable, net of unamortized discount of $837,655 (Notes 2 & 3)	$1,544,699
Accounts payable	95,223
Total current liabilities	1,639,922
Derivative liability (Note 6)	204,800
Total liabilities	1,844,722
Commitments and contingencies (Note 8)	-
Shareholders’ equity (Note 7):
Preferred stock, $.001 par value; 1,000 shares authorized, '-0- shares issued and outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized, 35,813,616 shares issued and outstanding	35,813
Prepaid services for stock	(89,582)
Additional paid-in capital	10,532,986
Retained equity	(9,156,868)
Total shareholder’s equity	1,322,349
$3,167,071

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Sales	$11,320	$486,305	$117,436	$863,335
Cost of goods sold	15,223	367,654	99,619	663,253
Gross profit	(3,903)	118,651	17,817	200,082
Operating expenses:
General and administrative	885,379	351,035	1,242,366	747,712
Research and development	14,823	5,185	16,186	28,451
Depreciation and amortization	6,429	6,985	13,747	13,971
Total operating expenses	906,631	363,205	1,272,299	790,134
Operating loss	(910,534)	(244,554)	(1,254,482)	(590,052)
Non-operating income/(expense):
Loss on disposal of assets	(1,344)	(635)	(1,344)	(863)
Gain/(loss) on derivative liability (Note 6)	(72,000)	(168,000)	(44,800)	(168,000)
Interest income	22,128	906	22,130	2,583
Rental income	-	750	500	3,000
Interest expense (Notes 4 and 5):
Amortized debt issue costs	(29,729)	(13,807)	(84,263)	(27,614)
Amortized debt discount	(279,217)	(28,518)	(506,195)	(57,036)
Other	(51,047)	(29,239)	(101,554)	(56,420)
Loss before income taxes	(1,321,743)	(483,097)	(1,970,008)	(894,402)
	-	-	-	-
Income tax provision (Note 3)	-	-	-	-
Net loss	$(1,321,743)	$(483,097)	$(1,970,008)	$(894,402)
Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.07)	$(0.04)
Basic and diluted weighted average common shares outstanding	33,844,970	22,335,913	27,180,205	22,314,484

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,970,008)	$(894,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,010	41,585
Stock for services	-	6,800
Stock-based compensation	351,555	132,406
Discount on convertible notes payable	506,195	57,036
Gain/(loss) on derivative liability	(44,800)	168,000
Loss on disposal of assets		635
Changes in operating assets and liabilities:
Accounts receivable	26,395	155,079
Inventory	31,802	719
Other operating assets	(36,026)	(28,524)
Accounts payable and accruals	(106,355)	(15,909)
Indebtedness to a related party	-	719
Net cash provided by (used) in operating activities	(1,143,232)	(375,856)
Cash flows from investing activities:
Payments for deferred costs	(13,910)	(18,556)
Proceeds form sale of assets	2,040	-
Purchases of property and equipment	-	(4,048)
Net cash used in investing activities	(11,870)	(22,604)
Cash flow from financing activities:
Proceeds from issuance of debt	-	1,200,000
Proceeds from sale of common stock	3,968,310
Payments for offering cost	(491,648)	-
Payments for debt principal	(68,143)	(65,423)
Payments for debt issue costs	-	(117,000)
Net cash used in financing activities	3,408,519	1,017,577
Net change in cash	2,253,417	619,117
Cash, beginning of period	381,863	361,225
Cash, end of period	$2,635,280	$980,342
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$101,554	$56,420
Income taxes	$-	$-

(1)

Basis of Presentation

The Condensed Balance Sheet as of June 30, 2007, the Condensed Statements of Operations for the three and six months ended June 30, 2007 and 2006 and the Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006 have been prepared by us without audit. In the opinion of Management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of June 30, 2007, results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2006, and should be read in conjunction with the notes thereto.

Financial data presented herein are unaudited.

(2)

Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants.  During June 2006 and April 2007, the Company revalued the warrants and the associated discount of the convertible debt.  The Company’s convertible promissory notes payable consist of the following at June 30, 2007:

$1,000,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
Discount of $175,017	$686,298
$200,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
Discount of $35,003	92,381
$100,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
Discount of $17,502	70,523
$100,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
Discount of $17,502	70,523
$20,000 convertible promissory note issued
December 2, 2004, due on October 31, 2007,
8% annual interest rate, net of unamortized
Discount of $4,041	13,564
933,289

Less: current maturities	(933,289)
$-

Each note carries a default interest rate of 15% per annum. Aggregate monthly payments of 1.2% of the principal amount are due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount are due commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount are due commencing November 1, 2006 through October 31, 2007. However, as a result of the June 22, 2006 debt financing, the payment arrangements were modified. Monthly payments of interest only (8%) based on the principal amount is due commencing June 1, 2006 through May 31, 2007, and then aggregate monthly payments of 6% of the principal amount is due commencing June 1, 2007 through October 31, 2007.  Payments will be applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007.  All accrued interest had been paid in full as of June 30, 2007.

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $.30.- $.05 per share, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price.

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

Detachable common stock warrants issued with convertible promissory notes

The fair value of detachable warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable.  The discount is amortized over the life of the debt.  As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value ($1,182,354 at June 30, 2007).

As part of a debt financing conducted in April 2007, the Company re-priced all classes of warrants as follows:

Warrant Class	Outstanding	Previous Exercise price	New Exercise Price	Change in Discount
“A”	556,170	$1.00	$0.30	$ 42,825
“B”	246,968	1.50	0.30	26,247
“C”	180,000	1.00	0.45	3,168
“D”	180,000	1.50	0.45	4,752
“E”	180,000	2.00	0.45	2,952
“F”	770,620	$0.75	$0.50	16,955
			Total	$ 96,898

The fair value for the warrants was estimated at the date of revaluation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.47%
Dividend yield	0.00%
Volatility factor	119.46%
Weighted average expected life	2.2 years

Debt issue costs

The Company paid its debt placement agent and its attorney a total of $112,370 and issued detachable Class “A” and “B” warrants in connection with the issuance of the convertible promissory notes.  The original fair value of the warrants totaled $48,709, but increased to $55,342 following the re-pricing discussed above.  The sum of the payments and the fair value of the warrants resulted in total debt issue costs of $167,712.  Amortization resulting from the debt issue costs is charged to interest expense.  Accumulated amortization and amortization expense of the debt issue costs totaled $166,248 and $26,268 as of and for the Six month ended June 30, 2007, respectively.

The convertible debt discount and related debt issue costs are expected to amortize as follows:

Date	Debt Discount	Debt Issue Costs	Totals
December 31, 2007	$ 249,065,	$ -	$ 249,065

(3)

Subordinated Convertible Notes Payable

On June 22, 2006, the Company entered into agreements to borrow an aggregate principal amount of $1,200,000 and to issue to the investors’ subordinated, convertible promissory notes and common stock purchase warrants.  In April 2007, the Company lowered the exercise price on the conversion and the warrants and revalued warrants and the associated discount on the convertible debt.  The Company’s subordinated, convertible promissory notes payable consist of the following at June 301 2007:

$600,000 subordinated, convertible promissory note
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $294,295	$ 305,705
$600,000 subordinated, convertible promissory note
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $294,294	305,706
611,411
Less: current maturities	611,411
$ -

These notes are subordinated to the convertible promissory notes listed in Note 3, which are collateralized by all of the Company’s assets until the notes have been fully paid or fully converted into common stock.

The individual note holders have the right, at their option, to convert the principal amount of the note into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price.

Carrying value of subordinated, convertible notes payable

The conversion of the subordinated, convertible notes payable is fixed at $0.30 per share of the Company’s common stock.  Pursuant to SFAS 133, options embedded in contracts containing the price of a specific equity instrument are not clearly and closely related to an investment in an interest-bearing note and the embedded derivative must be separated from the host contract.  As a result, the Company has bifurcated the option resulting from the conversion feature and has classified it as a derivative liability pursuant to SFAS 133.  The following table presents the allocation of proceeds from the financing:

Principal balance of the notes	$ 1,200,000
Less debt discounts:
Fair value of warrants (below)	(768,000)
Fair value of conversion option (below)	(432,000)
Plus amortization of discounts	611,411
Carrying value at June 30, 2007	$ 611,411

Detachable common stock warrants issued with subordinated convertible promissory notes

In connection with the financing offer in April 2007, the Company allowed the note holders to increase the warrants associated with the debt and reduce the exercise price of the warrants and debt.  The Company revalued the warrants and associated discount on the convertible debt as follows.  The change in discount is limited by the value of the underlying debt.

	Number	Exercise	New Number	New Exercise
Description	Issued	Price	Issued	Price
Class "C" warrants	1,200,000	$ 1.00	4,000,000	$ 0.30
Class "D" warrants	1,200,000	$ 1.50	6,000,000	$ 0.30
Class "E" warrants	600,000	$ 2.00	4,000,000	$ 0.30
Class "F" warrants	1,066,666	$ 0.75	2,666,666	$ 0.30
	4,066,666		16,666,666

The warrants are exercisable for a period of five years.  The additional discount associated with the change above was $92,760.  This change was limited by the value of the underlying debt.

The fair value for the warrants was estimated at the date of revaluation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.47%
Dividend yield	0.00%
Volatility factor	119.46%
Weighted average expected life	2.2 years

The warrants are detachable and are valued separately from the convertible notes payable.  Therefore, the total fair value of the warrants, $1,200,000, was charged to additional paid-in capital with a corresponding discount on the convertible notes payable.  The discount will be amortized over the life of the debt.  As the discount is amortized, the outstanding principal balance of the notes will approach their face value of $1,200,000.

Debt issue costs

The subordinated, convertible debt discounts and related debt issue costs are expected to amortize over the next two years as follows:

	Debt	Debt Issue
December 31,	Discount	Costs	Totals
2007	$ 305,705	$ 56,531	$ 362,236
2008	305,706	56,531	362,235
	$ 611,411	$ 113,062	$ 611,411

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

		Number of Shares
		In Which The
	Derivative	Derivative Liability
	Liability	Can Be Settled
Embedded conversion feature, June 22, 2006	$ 432,000	1,600,000

Embedded conversion feature, December 31, 2006	160,000	1,600,000
Embedded conversion feature, June 30, 2007	204,800	1,600,000
Current period change	$ 44,800

The loss on the derivative liability totaled $72,000 and $44,800 for the three months and six months ended June 30, 2007.

(4)

Shareholders’ Equity

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

Share-based payment

During the three months and six months ended June 30, 2007, the Company recognized $224,747 and $261,554, respectively, in share based compensation from the prior issuance of stock options.

During the three and six months ended June 30, 2007, the Company recognized $67,188 and $134,376 in consulting expenses for services prepaid with stock.

At June 30, 2007, there was $110,513 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of .5 years.

The following table represents stock option activity as of and for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2007	4,285,750	$1.79	2.75 years	-0-
Granted	17,350,000	.30	3.6 years
Exercised	-	-
Forfeited/expired/cancelled	(50,000)	1.00

Options Outstanding – June 30, 2007	21,585,750	$.60	3.24 years	-0-

Outstanding Exercisable – January 1, 2007	3,825,750	$1.79	2.75 years
Outstanding Exercisable – June 30, 2007	3,825,750	$1.79	3.24 years	-0-

No additional options have vested during 2007.

  (5) Related Party Transactions

During the Six month ended June 30, 2007, the Company borrowed $97,000 against its $100,000 credit line, which was secured by its Chief Financial Officer. See Note 8.

 (6)

Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, no income tax benefit or expanse has been presented.

(7)

Commitments and Contingencies

Office Lease

The Company entered into a noncancellable office lease agreement on January 10, 2006. The lease runs from January 1, 2006 through December 31, 2006.  The rent for 2007 is month to month and the rental payments for 2007 are $2,600 per month plus $182 in taxes.  Rental expense for the Six month ended June 30, 2007 and 2006 was $8,346 each quarter. Effective July 1, 2007, the Company entered into a new one year lease at a cost of $1,800 per quarter at a new executive office location in Clearwater, Florida.

Officer Compensation

The Company also entered into employment agreements with five corporate officers effective April 1, 2007.  These agreements commit the Company to combined salaries of $950,000 and granted 1,450,000 options as signing bonuses.  One officer also received a cash signing bonus in the amount of $160,000.  The employment agreements also reserve up to 15, 900,000 options to be granted as performance bonuses based on certain sales volumes.

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

As of August 15, 2007 there has been no progress on the lawsuit.

(8)

Subsequent Events

Subsequent to June 30, 2007, the June 2006 subordinated debt in the principal amount of $1,200,000 was purchased by unrelated parties.   These unrelated parties converted $600,000  in debt to 2,000,000 shares of common stock and agreed to convert the additional $600,000 if and when they complete their purchase of the remaining subordinated debt on or before September 22, 2007 from their sellers. Such sellers had agreed on August 7, 2007 to retroactively cancel the adjustment to the number of warrant shares caused by the anti-dilution provisions of the warrants which effect is described in Note 3 under “Detachable Common Stock Warrants issued with subordinate convertible promissory notes.”  The sellers also agreed to cancel their Class D and E Warrants associated with this debt.

Following is a schedule summarizing changes to the Company’s equity instruments for the three months ended June 30, 2007 and the period subsequent to June 30, 2007:

	Common Stock	Stock Options	Stock Warrants
Balance, 3/31/07	22,110,913	4,285,750	5,970,472
Regulation S offering	11,529,370	-	5,764,688
Regulation D offering	1,700,000	-	850,000
Broker warrants	-	-	1,988,815
Employment agreements	-	17,350,000*	-
Debt Conversion ($70,000)	233,333	-	-
Debt Settlement	150,000	-	-
Board member compensation	90,000	-	-
Anti-Dilution warrants issued	-	-	12,600,000
Balance, 6/30/07	35,813,616	21,635,750	27,173,975
Debt Conversion	2,000,000	-	-
Anti-Dilution warrants cancelled	-	-	(12,600,000)
Warrant cancellation	-	-	(1,800,000)
Balance 8/15/07	37,813,616	-	12,773,975

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended June 30, 2007, have been included.

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

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to six government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from the National Railroad Passenger Corporation also known as Amtrak., the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC Transit and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. In the three months ended June 30, 2007, we recognized sales of $11,320 and a gross deficit of ($3,903), and for the six months ended June 30, 2007, we recognized sales of $117,436 and a gross profit of $17,817. In the three months ended June 30, 2006, we recognized sales of $486,305 and a gross profit of $118,651, and for the six months ended June 30, 2006, we recognized sales of $863,335 and a gross profit of $200,082.

For the quarter ended and six months ended June 30, 2007, our operating and non operating expenses, including interest expense, were relatively constant over the comparable period of the prior year.

Our net loss for the quarter ended June 30, 2007 was $1,321,743 as compared to $483,097 for the comparable period of the prior year. Our net loss for the six months ended June 30, 2007 was $1,970,008 as compared $894,402 for the comparable period of the prior year.

BlastGard’s products are currently being tested (or have recently been tested) and evaluated by many military and defense contractors and commercial companies in the United States and abroad as described under Business Prospects. As we experience anticipated growth and expansion of our operations, we will experience an increase in operating expenses and costs of doing business.

Markets Identified For BlastWrap®

We are currently manufacturing our core product, BlastWrap®, for research and development testing by non-affiliated third-parties. The primary application for BlastWrap® is as an intermediate good for numerous civilian and military applications and uses.

Our technology can be customized to fit the need of an industry or a specific customer application. We have examined the various markets where explosions are commonplace, and have developed finished products to market to businesses and agencies at risk. While designing finished products engineered with BlastWrap®, we have taken into account that some products must be portable, while others will remain at a fixed location. Some products have been designed to contain identified explosive agents, while others are designed to mitigate unidentified explosive threats.  With these standards in mind, we have developed or are developing the following product lines to address the needs of customers and targeted markets:

•

Mitigated Bomb Receptacles

•

Insensitive Munitions (IM) Weapons Container

•

Blast and Thermal Suppression (“BATS”) system products for vehicle improvised explosive device (IED), land mine protection and over-head protection from mortar and rocket attack for temporary accommodation units

•

Low-cost, high performance widely available basalt fiber-based armor

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

The United States Transportation Security Administration has worked hard to secure U.S. airports against a range of threats that includes attacks against both aircraft and ground facilities. The largest and most visible investment made by the agency has been in enhancing the passenger screener force and in massively expanding the number of explosive detection systems (EDS) required to examine checked luggage for bombs. Effective security, therefore, includes not only deterrent and preventive measures but all efforts to mitigate casualties, damage, and disruption. Since deterrence and prevention are sometimes difficult to achieve given the nature of terrorism and the inherent vulnerabilities of public transportation, great emphasis is also placed upon the mitigation of casualties through design of facilities and upon effective, rapid response that ensures safety while minimizing disruption. We believe that the MBR 300 is an ideal incident / security management technology for airports when dealing with bomb threats and suspicious objects or packages, especially in passenger carryon baggage.

Insensitive Munitions (IM) Weapons Containers

Weapons containers require specialty design. We have developed several of these containers for evaluation and testing by United States, United Kingdom and other military clients. Although we do not have a development or supply contract with any military agencies at this time, we anticipate important prototype testing of these designs will ensue in the second half of 2007. This product line will have numerous products for military weapons including bombs, rockets, medium and large caliber ammunition and missiles.

Vehicle Improvised Explosive Devices and Mine Protection

Military vehicles (such as MRAPs, HMMWVs, HEMMT, M915 and FMTV) are or can be “up-armored” for improvised explosive devices and land mine protection. BlastGard® and Colt Rapid Mat LLC have developed and are now offering a new product called BATS. These specialty Colt RapidMat fiberglass-cased BlastWrap® products are easy to retro-fit to armored vehicles to provide protection for occupants from blast thermal output and head, neck and spine injuries from blast pressures.  Initial durability testing of BATS by the Nevada Automotive Test Center (NATC) for the Office of Naval Research has been concluded successfully.  BlastGard has now been officially invited by NATC to participate in further testing, including substantial blast testing, which will start in the second half of 2007.

Rapid Deployment Fortification Wall (RDFW™), Bunker and Over-Head Protection from Mortars and Rockets for Temporary Accommodation Units

This product uses BATS posts as a facing for fortification walls and revetments and top covering for the roof of bunkers and temporary accommodations/barracks and various other structures such as Hesco Bastion Concertainer® barriers, Rapid Deployment Fortification Walls (“RDFW™”) and “Texas barriers”. Successful testing has been concluded for large, in-contact bare charge blasts on RDFW™ walls, and for 81mm mortar threats on bunkers.  Additional tests are under way on large vehicle borne IED (“VBIED”) threats against these three structures. In these applications, the RDFW™ / BATS system is designed to mitigate blast pressures, rapidly quench blast thermal output and stop all VBIED fragments.   Extensive marketing efforts are underway for application of these products in several international markets, and we believe that meaningful contracts may result.

In summary, we have developed either finished products or working prototypes of BlastWrap® products for each of the product lines described above. All of these products have been and will continue to be tested and evaluated in-house, by third-parties and by interested clients and strategic partners. Prototypes may require further modifications based on the test results and client and partner feed-back. However, we have the following products that are completed and finished products, available for sale that we are currently manufacturing and marketing:

•

our core product BlastWrap®;

•

the BlastGard® MTR (mitigated trash receptacle);

•

the BlastGard MBR 300 (mitigated bomb receptacle);

•

the BMULD (Blast Mitigated Unit Load Device - LD3 Container);

•

the BATS wall posts for RDFW™ walls, bunkers, overhead protection from mortar and rocket attack for temporary accommodation units and other structure protection products.; and

•

the BATS modules / casings made by Colt RapidMat LLC for system products for vehicle improvised explosive device (IED), land mine protection and over-head protection.

•

Insensitive Munitions (IM) Weapons Container

Business Prospects/Recent Developments

In March 2007, the UK Defence Ordnance Safety Group (DOSG) completed testing of and are currently analyzing the results of several variants BlastGard has submitted (which use BlastWrap® as the key ingredient) of a new class of insensitive munitions (IM) packaging solutions. These novel packaging systems are designed to prevent mass detonations in ammunition and/or weapons storage and transport by the elimination of sympathetic detonation (SD) leading to catastrophic mass detonation.  This results when one detonating unit or energetic material initiates the next, and so on, in a chain reaction. It is also anticipated these IM solutions will dramatically improve fast cook off (the initiation of a unit of ammunition or other energetic store in the event of a fuel fire) and slow cook off performance (the initiation of a unit of ammunition or energetic material by a slowly increasing sustained temperature) as well as meet all of the other IM packaging specifications of NATO and the United States military. Testing of these solutions is nearly always classified, and these programs are also extremely slow to develop

We are currently developing IM solutions for several weapons with the PHST Group at the Naval Weapons Station Earle and from the Defense Ammunition Center, McAlester. The results of three tests using BlastWrap at the Aviation and Missile Research, Development and Engineering Center AMRDEC) on the TOW missile have generated “impressive results”. In addition, AMRDEC has recently ordered another lot of BlastWrap® for testing with another (unnamed) weapon system.

BlastGard will team with Day & Zimmermann, one of the oldest and largest US weapons plant Load, Assemble and Pack (LAP) contractors to attract funding for IM packaging product development from the National Warheads and Energetics Consortium (NWEC) / Defense Ordnance Technology Consortium (DOTC) for funding of IM packaging systems to be submitted this Fall. The U. S. Army Defense Ammunition Center in McAlester, OK is one of three government-owned, government-operated ammunition (GOGO) facilities in the US, serving as a Tier 1 ammunition depot. Managing and improving major QD / SD issues at McAlester could generate huge usage there, and could spread to other GOGO and GOCO facilities. They are currently reviewing specific potential test options for BlastWrap®.

We have conducted further development design and testing of a series of products for improved blast mitigation protection of rapid deployment barriers, walls, revetments and bunkers (including overhead protection from inbound mortars) for the United States military.  Two other companies involved with BlastGard in these wall and bunker developments are Geocell Systems, Inc. of San Francisco and Colt Rapid Mat LLC of Hartford, CT.  The three companies sponsored successful testing of the wall protection system at the US Marine Corps base at 29 Palms, CA on October 27, 2006.  On November 13, 2006, we received the initial contract from the Marines for shipment of wall and bunker system test articles to the Marine Warfighting Lab at Quantico, VA for more extensive and instrumented testing.  Military Structures - BGI and its partners have done extensive and successful testing in this product area.  Although from the outset the primary customer target has been the United States Marine Corps, there is substantial potential for sales of these products in various international markets as well.  Lancer Systems is actively pursuing the reinforcement of protective walls from Qassam rocket threats in the Israeli towns bordering the Gaza Strip, especially at schools. BGI has designed a retrofit RDFW wall and BATS system to enhance the existing walls.

We have extended our development of vehicle protection systems.  We are teamed with Colt Rapid Mat LLC as well as VSE Corporation in blast protection systems for tactical wheeled military vehicles.  VSE Corporation, a publicly traded company has provided more than $2 billion in diversified engineering and technical support services to the U.S. Government. VSE has been ranked among the top 100 defense contractors, top 10 foreign military sales contractors, and top 50 Navy contractors in the nation. Initial durability tests of an OEM blast mitigation system were successful in December 2006 at the Nevada Automotive Test Center (NATC) outside Carson City, NV.  In addition, the Wise Company is preparing BlastWrap-protected seat systems for heavy G-load testing by Force Protection, Inc., the leading MRAP supplier (i.e. the Buffalo, Cougar and Cheetah).

In early 2006, BlastGard submitted proposals to the Nigerian Army, which requested BlastWrap®, to be used as a temporary solution for IM packaging.  In addition, we offered to provide ATO training, design, support and procedures for facilities, including new, “state of the art” facilities to protect against further disastrous blast events in their weapons depots.   As previously reported, BlastGard conducted a series of successful demonstrations for the Nigerian Army Ordnance Corps, demonstrating the effectiveness of BlastWrap® in reducing blast pressure and impulse and for preventing sympathetic detonation. BlastGard submitted proposals for BlastWrap®, for IM packaging, for training programs, for rapid deployment wall and bunker systems, for fire resistance products, and will offer oil pipeline protection systems soon for initial funding by the Nigerian government. Although the 2006 Nigerian government budget includes a line item for initial BlastWrap® requirements, these contracts have not yet been placed. The Nigerian Army is still considering use of 536,000 sq, ft. of BlastWrap and standard plywood weapons crates for a repackaging of their munitions in their weapons cantonments throughout the country.  All steps preparatory to funding this requirement are concluded. Upon government funding, negotiation of final terms will ensue.

To assess the vulnerability of oil and gas pipelines to explosive attack, the Company conducted a series of explosive tests at Bakersfield, CA. The tests graphically illustrate the phenomenon of high explosive shock holing (breaching) of oil pipelines. We tested 24” OD X .375” wall API-5L X42 grade steel line pipe with welded .375” thick end plates (to seal the pipe). The assembly was then filled with water to represent the appropriate hydraulic shock transmission characteristics of a filled oil transmission line. A 2 pound charge of C4 was placed directly on the surface of the pipe and detonated. The charge punched a 6” diameter hole in the side of the pipe and produced a high pressure hydraulic wave in the fluid in the tube which split the end plate welds and distorted the plates. This is a classic example of steel “shock holing” and hydraulic shock transmission.  We then placed a 10-1/8” square section of 3” thick BlastWrap® onto an identical section of (filled) line pipe, and placed a second 2 pound charge of C4 directly onto the BlastWrap®, and fired the charge. The pipe was only slightly dented and neither of the end plates was deformed or exhibited split welds. We expect to develop this protection system with an impenetrable tough surface armor, which will make it very difficult for terrorists to destroy exposed oil pipelines (or wellheads and other production equipment) using current methods. The tests we have done prove that BlastWrap® does prevent shock holing, and this capability can be applied to many applications: aircraft fuselages, bridge pillars, suspension cables for bridges, electricity substations and “hardened” buildings.  Although the anticipated pipeline protection system development proposal has been delayed, recommencement of this high priority project will likely commence in the second half of 2007. What remains is the manufacturing of a full scale pipeline protection system for severe ballistic and blast testing.

In June 2006, we introduced a new line of aviation products. In accordance with a five-year alliance agreement with Nordisk Aviation Products, Inc. (“Nordisk”) signed in October 2005, BlastGard has combined its BlastWrap® blast-mitigating technology with Nordisk's LD3 containers to create superior blast mitigating products for the air cargo and unit loading device (ULD) market. ULDs are pallets and containers used to load luggage, freight, and mail onto wide-body aircraft that facilitate the bundling of cargo into large units. The introduction of this product line enables the Company to provide the airline industry an important new line of defense to increase airline safety of passengers and crewmembers. Nordisk is headquartered in Cape Canaveral, Florida. Nordisk is a manufacturer, repair and leasing company of Unit Loading Devices (“ULD”) engaged in developing, supplying and supporting ULD equipment for the commercial passenger and air freight/cargo airline industry as well as the military, including its engineering support, and Worldwide Service Network. The purpose of the Alliance is to combine Nordisk Services products with the BlastGard® Technology to offer enhanced blast mitigated products to the ULD marketplace with respect to both existing ULD’s and newly manufactured ULD’s. There are an estimated 600,000 containers in service in the fleet today with approximately 40,000 new units sold each year. Each unit has an average useful life of about 5 years, and we estimate that the total number of units in service will continue to rise over the next 10 years. We are working with the largest ULD container manufacturer in the world to develop a low-cost solution for ‘semi-hardened’ blast mitigation ULD containers that may vastly improve the chances of aircraft survival in the event of a reoccurrence of an airplane explosion in midair as occurred in Lockerbie, Scotland. Initial technical meetings with the primary US flag carriers commenced in August 2006.  Current assessment of those meetings along with direction from TSA officials will dictate the next steps.  Contacts with international carriers will follow these initial efforts. Continental Airlines was both interested and enthusiastic about the value proposition BGI presented for its light weight TwinTex Blast-mitigated ULD. The capital cost is dramatically lower than the hardened containers of Galaxy and Telair, and the operating cost will actually pay back the unit capital expenditure in .8 years, saving fuel and/or increasing freight capacity/revenue thereafter. We are standing by while DHS/TSA considers the next testing and certification issues on these products. We also briefed the lead engineer of Strategic Projects for a major air/ground service company and there are three potential project initiatives being considered for their over 600 aircraft fleet - (1) airframe lining with BlastWrap for shock holing protection, (2) container (ULD) retrofit with the BGI system, and (3) Least Resistant Bomb Location (LRBL) packaging options, including a fire/small explosives packaging product manufactured by VIZIMAGE LLC in Minnesota.  We have sent samples to them for initial evaluation.

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

We continue our efforts with the Australian Department of Defence’s Defence Science and Technology Organisation (DSTO).  DSTO is designing tests for the BlastWrap® we have shipped them.  Substantial efforts are underway to attain Australian DoD approval and usage of numerous BlastGard products.

Liquidity and Capital Resources.

At June 30, 2007, we had cash of $2,635,280, working capital of $1,279,533, an accumulated deficit of $9,156,868 and shareholder equity of $1,322,349.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements is expected to be cash generated from operations and raising additional capital from the sale of equity and/or debt securities. While we recently secured approximately $4,000,000 through equity financing, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. In this respect, see “Note 1 – Going Concern” in our financial statements contained in our 2006 Form 10-KSB for additional information as to the possibility that we may not be able to continue as a “going concern.”

For the six months ended June 30, 2007, net cash used in operating activities was $1,053,632 primarily due to our net loss of $1,970,008. During the six months ended June 30, 2007, we used cash in investing activities for payment of deferred costs of $13,910 and received $2,040 from the sale of assets. During the six months ended June 30, 2007, net cash provided by financing activities consists of proceeds form the sale of stock of $3,968,810 less offering costs of $346,407 and  principal payments on convertible debt of $68,143. For the six months ended June 30, 2006, net cash used in operating activities was $375,856 primarily due to our net loss of $894,402 During the six months ended June 30, 2006, we used cash in investing activities to purchase property and equipment of $4,048 and for payment of deferred costs of $18,556. During the six months ended June 30, 2006, net cash was provided by financing activities of $1,017,577 resulting primarily from the proceeds from issuance of debt of $1,200,000 less payments for debt principal of $65,423 and payments for debt  issue costs of $117,000.

At June 30, 2007, we owed the holders of our December 2004 Debt approximately $1,250,000 of principal and we owed the holders of our June 2006 Debt an additional $1,200,000 of principal, for an aggregate of approximately, $2,450,000. Prior to June 30, 2007, $70,000 of our December 2004 Debt was converted into 233,333 common shares. By agreement dated August 7, 2007, certain non-affiliated persons have entered into agreements to purchase our entire outstanding June 2006 Debt in the principal amount of $1,200,000. On August 8, 2007, $600,000 was converted by them into 2,000,000 of our common shares with an agreement to convert the remaining $600,000 into an additional 2,000,000 common shares at the time of the second closing of their purchase of securities which is scheduled to occur on or before September 22, 2007. After the second closing occurs, our outstanding debt is expected to be reduced to the principal amount of approximately $1,250,000. At June 30, 2007, we have cash of approximately $2,635,000 and have a monthly cash budget that averages approximately $215,000 per month. Accordingly, in the absence of revenues or debt conversions, the Company will not have sufficient cash to meet its obligations to pay the holders of the December 2004 Debt when it comes due on March 20, 2008. We estimate that we will require at least an additional $1,200,000 in additional financing and cash flow from operations to support our operations and to meet our debt obligations as they become due and payable over the next 15 months of operations. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

The Company also entered into employment agreements with five corporate officers effective April 1, 2007.  These agreements commit the Company to combined salaries of $950,000 and granted 1,450,000 options as a signing bonuses.  One officer also received a cash signing bonus in the amount of $160,000.  The employment agreements also reserve up to 5,800,000 options to be granted as performance bonuses based on certain sales volumes. Our monthly cash needs are budgeted to average approximately $215,000 per month, with the following approximate breakdown:

salaries and benefits:	$60,000
consulting, professional fees	$58,000
office overhead	$3,000
travel	$9,000
research and development	$15,000
debt repayment	$70,000
total	$215,000

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

2007 Private Placement

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

The Company also sold 1,700,000 shares of its unregistered Common Stock at $.30 per share and issued 850,000 warrants exercisable at $.45 per share, pursuant to a Regulation D offering. The offering raised $510,000 in gross proceeds. Exemption from registration is claimed under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. All of the aforementioned securities have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The securities sold pursuant to its concurrent plans of financing contain certain registration rights and penalty warrants for failure to meet certain registration or trading conditions by October 15, 2007.

Capital Changes

Following is a schedule summarizing changes to the Company’s equity instruments from  March 31, 2007 to June 30, 2007:

	Common Stock	Stock Options	Stock Warrants
Balance, 3/31/07	22,110,913	4,285,750	5,970,472
Regulation S offering	11,529,370	-	5,764,688
Regulation D offering	1,700,000	-	850,000
Broker warrants	-	-	1,988,815
2006 Debt adjustment	-	-	(12,600,000)
Employment agreements	-	17,350,000*	-
Debt Conversion ($70,000)	233,333	-	-
Debt Settlement	150,000	-	-
Board member compensation	90,000	-	-
Balance, 6/30/07	35,813,616	21,635,750	27,173,975

* This figure is based on maximum options that could vest over three years based on revenue generated (i.e. - performance options).

In March 2007, we entered into a new Waiver and Modification Agreement with the holders of the December 2004 Debt. Pursuant to said agreement, they waived their right of first refusal to participate in our recently completed financing. Further, the holders of the December 2004 Debt agreed to extend the maturity date of their notes to March 20, 2008 and to refrain for a period of ten months from March 20, 2007 from taking any action to foreclose on its security interest unless the holders, in their sole discretion, determined that the securities are in danger of being compromised. The holders of the December 2004 Debt also agreed to reduce the exercise price and call price of their Class F Warrants to $.50 per share and $.73 per share, respectively, and to waive any increase in the number of warrant shares that would otherwise be called for pursuant to the Class F Warrants. In addition, such holders agreed with us to lower the exercise price of their Class A and Class B Warrants to $.45 per share (and the conversion price of their notes to $.30 per share). The new Waiver and Modification Agreement became effective on April 20, 2007.  Source Capital Group and its related persons, each of whom own Class C, Class D, Class E and Class F Warrants agreed to modify the exercise price of each series of Warrants to $.45 per share, the Class F Warrants to $.50 per share with a call price of $.73 per share and to waive any increase in the number of warrant shares that would otherwise be called for pursuant to each class of Warrants. Source Capital also waived its rights of first refusal in connection with our recently completed 2007 financing.

In April 2007, the holders of the June 2006 Debt agreed to waive their right of first refusal in connection with our recently completed offerings in exchange for 150,000 restricted shares of Common Stock with “piggyback” registration rights contemporaneously with their entering into the April 2007 Agreement.  As a result of the financing above, the conversion price of the June 2006 debt and the exercise price of C, D, E and F warrants held by the holders of the 2006 debt were adjusted to $0.30 per share and the number of warrants were adjusted from 1,200,000 for Class C & D, 600,000 for Class E and 1,066,666 for Class F to 4,000,000 for Class C & E, 6,000,000 for Class D and 2,666,667 for Class F.  The increase in the number of warrants was in an inverse relation to the decrease in the exercise price.  Pursuant to an agreement dated August 7, 2007, the holders of the June 2007 Debt agreed to retroactively cancel the increase in the number of warrant shares effective April 20, 2007 and to adjust the exercise prices of the Class C, Class D, Class E and Class F Warrants to $.45, $.45, $.45 and $.50 per share, respectively, and to adjust the call price of the Class F Warrants to $.73 per share.  Effective August 7, 2007, the holders of the June 2007 Debt also agreed to cancel all of their Class D and Class E Warrants, thereby reducing the number of Warrants held by them to 1,200,000 Class C Warrants and 1,066,666 Class F Warrants. On the same date, the holder of June 2006 Debt entered into agreements which had the following affect:

•

to sell their Class C and Class F Warrants and June 2006 Debt to certain non-affiliated parties;

•

to terminate Andrew McKinnon’s (BlastGard’s Chief Operation Officer) prior obligation to purchase the aforementioned securities; and

•

to have a first closing occur on August 8, 2008 as to one-have the securities and a second closing to occur no later than September 22, 2007. The purchasers of the June 2006 Debt agreed to convert their Debentures into shares of our Common Stock at $.30 per share effective at each closing.

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

(i)

Five-year Class C warrants purchasing an aggregate of 1,200,000 shares originally exercisable at $1.00 per share;

(ii)

Five-year Class D warrants purchasing an aggregate of 1,200,000 shares originally exercisable at $1.50 per share;

(iii)

Five-year Class E warrants to purchase an aggregate of 600,000 shares originally exercisable at $2.00 per share; and

 (iv)

Five-year Class F warrants purchasing an aggregate of 1,066,666 shares originally exercisable at $.75 per share. The Class F warrants were originally redeemable at a nominal price under certain circumstances if the volume weighted average price for our common stock is at least $1.10 for ten consecutive trading days. The Class C warrants, Class D warrants, Class E warrants and Class F warrants contain anti-dilution protection in the case of stock splits, dividends, combinations, reclassifications and the like and in the event that we sell common stock below the applicable exercise price. The warrants also contain immediate registration rights and cashless exercise provisions in the event that there is no current registration statement commencing one year after issuance. An additional 666,667 Class F warrants were issued in connection with this transaction to the holders of our December 2004 debt to consent to this financing transaction and to agree to modify certain of their existing rights.

The aforementioned notes and warrants are protected against dilution in the event of certain events including, without limitation, the sale of common stock below the applicable conversion or exercise price as the case may be.

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

Registration Statements

Our recent debt and equity financings are described above. We have in the past and currently relied principally on external financing to maintain our company as a going concern. All of our assets have been used as collateral to secure our indebtedness. Among the many risks of our business and an investment in our company, is the possibility that we will not be able to meet our obligations as they come due and remain as a going concern. We have also agreed to file a registration statement to register for resale by the holders of the June 2006 debt, the number of shares of common stock issuable to them upon conversion of their notes and exercise of their warrants (the obligation to the holders of the June 2006 Debt are collectively referred to as the “Registrable Securities”), as well as to register for resale by Source Capital (and its transferees) and the holders of the December 2004 debt, the shares of common stock issuable upon exercise of their warrants.  In September 2006, we obtained an effective registration statement pertaining to (i) a portion of the Registrable Securities, including the (x) shares of common stock issuable upon conversion of the June 2006 Debt based upon a conversion price of $.75 per share and (y) warrant shares underlying the (x) Class C and Class F Warrants held by the holders of the June 2006 Debt and (ii) all shares of common stock issuable upon exercise of the warrants held by Source Capital (and its transferees).  In September 2006, an amended agreement was entered into by and among the Company and the holders of the June 2006 Debt. This amendment requires us to register with the SEC the resale of the shares of common stock issuable upon exercise of the Class D and Class E Warrants and an additional 30% of the original Registrable Securities (as defined) upon receipt, in writing, of a written demand from such persons holding at least 51% of the outstanding Registrable Securities. To date, no such written demand has been received by us. Our original Registration Rights Agreement with the holders of the 2006 Debt (except as otherwise amended) requires us to maintain an effective Registration

Statement pertaining to all Registrable Securities until all Registrable Securities covered by such Registration Statement have been sold, or may be sold, without volume restriction pursuant to Rule 144(k) (the “Effectiveness Period”). If during the Effectiveness Period, the number of Registrable Securities at any time exceeds 90% of the number of shares of Common Stock then registered in a Registration Statement, then we are required to file as soon as reasonably practicable, but in any case prior to the 30th day following the date on which we first know, or should reasonably have known, that such additional Registration Statement is required, an additional Registration Statement covering the resale by the holders of not less than 130% of the number of such Registrable Securities. The agreement further provides that we may require each selling holder of Registrable Securities to furnish us a certified statement as to the number of shares of common stock beneficially owned by each holder and that during any period that we are unable to meet our obligations under the Registration Statement for the registration of the Registrable Securities solely because any holder fails to furnish us information within three trading days of our request, any liquidated damages that are accruing at such time to such selling holder only shall be tolled and that any event that may otherwise occur solely because of such delay shall be suspended as to such holder only, until such information is delivered to us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

The following table provides information about the sales during the six months ended June 30, 2007 of securities that have not been registered under Section 5 of the Securities Act of 1933:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed
April – May, 2007	Common Stock and Warrants	11,529,368 common shares and 5,764,684 warrants (1)	$3,458,810; $236,370 in cash compensation paid to Canadian broker/ dealers	Offshore investors	Regulation S
(2)

April – May, 2007	Common Stock and Warrants	1,700,000 common shares and 850,000 warrants (1)	$510,000; no commissions paid	Accredited investors	Rule 506 of Regulation D and/or Section 4(2)
(2)

April – June, 2007	Common Stock	2,333,333 shares	$70,000; no commissions paid	Accredited investors	Sec 3(a)(9)
(2)

April 2007	Common Stock Options and Common Stock	1,450,000 Options; 90,000 common shares	Services rendered for options, $45,000 paid for stock; no commissions paid	Accredited investors (officers and directors	Rule 506 of Regulation D and/or Section 4(2)
(3)(4)

(1)

Exclusive of broker warrants to purchase 1,325,877 common shares and 662,939 warrants at $.45 per share. All warrants and broker warrants expire in October 2008.

(2)

A 10% penalty paid in stock or additional warrants, as applicable, will be paid if Common Stock is not registered for resale by October 15, 2007.

(3)

Options exercisable at $.45 per share.

(4)

Prior to May 2007, no cash compensation has been paid to our Directors for any service provided as a Director. On May 11, 2007, the non-employee directors were authorized by the Board to receive an annual cash fee of $11,000 and quarterly fees of $1,000. On May 11, 2007, the Board authorized the issuance and sale of an aggregate of 90,000 shares of our Common Stock to three non-employee/non executive directors in lieu of cash fees totaling $45,000 for 2007.

(b)

Not applicable.

(c)

There were no stock repurchases by the Company during the six months ended June 30, 2007.

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.1	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.2	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

4.1	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.2	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

4.3	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.03 of the current report on Form 8-K filed December 3, 2004.)

4.4	Form of Class B Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.04 of the current report on Form 8-K filed December 3, 2004.)

4.5	Form of Common Stock Purchase Warrant issued to Andrew Garrett, Inc. (Placement Agent). (Incorporated by reference to exhibit 4.05 of the current report on Form 8-K filed December 3, 2004.)

4.6

Security and Pledge Agreement between the Company and Barbara Mittman as collateral agent for the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.06 of the current report on Form 8-K filed December 3, 2004.)

4.7

Security and Pledge Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.07 of the current report on Form 8-K filed December 3, 2004.)

4.8

Collateral Agent Agreement among the Company, Barbara Mittman (the collateral agent) and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.08 of the current report on Form 8-K filed December 3, 2004.)

4.9

Guaranty Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.09 of the current report on Form 8-K filed December 3, 2004.)

4.1	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Exhibit 99.2 contained in our Form 8-K filed June 23, 2006.)

4.11	Form of Registration Rights Agreement (Incorporated by reference to the Registrant’s Exhibit 99.3 contained in our Form 8-K filed June 23, 2006.)

4.12	Form of Security Agreement. (Incorporated by reference to the Registrant’s Exhibit 99.4 contained in our Form 8-K filed June 23, 2006.)

4.13	Form of Subsidiary Guarantee (Incorporated by reference to the Registrant’s Exhibit 99.5 contained in our Form 8-K filed June 23, 2006.)

4.14	Form of Debenture (Incorporated by reference to the Registrant’s Exhibit 99.8 contained in our Form 8-K filed June 23, 2006.)

4.15	Form of Warrant (Incorporated by reference to the Registrant’s Exhibit 99.9 contained in our Form 8-K filed June 23, 2006.)

4.16	Form of SPA Disclosure (Incorporated by reference to the Registrant’s Exhibit 99.10 contained in our Form 8-K filed June 23, 2006.)

4.17	Form of Security Agreement Disclosure Schedule (Incorporated by reference to the Registrant’s Exhibit 99.11 contained in our Form 8-K filed June 23, 2006.)

4.18	Form of Subsidiary Guarantee Disclosure Schedule (Incorporated by reference to the Registrant’s Exhibit 99.12 contained in our Form 8-K filed June 23, 2006.)

10.1	IDMedical.com, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-8, SEC File No. 333-84002, filed March 8, 2002).

10.2

Amendment dated March 24, 2004, to the IDMedical.com, Inc. 2002 Stock Plan. (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-8, SEC File No. 333-113994 filed March 29, 2004.)

10.3	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.4	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.5	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.6

Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455.)

10.7

Alliance Agreement with Centerpoint Manufacturing, Inc. dated October 25, 2004. (Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 4 (File No. 333-121455.)

10.8	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.9	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006).

10.1	Form of Amended and Restated Second Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 99.7 contained in our Form 8-K filed June 23, 2006.)

10.11	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.14 contained in our Form 8-K filed June 23, 2006.)

10.12	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.15 contained in our Form 8-K filed June 23, 2006.)

10.13	Form of Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.23 contained in our Registration Statement, file no. 333-135815.)

10.14	Form of Second Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 10.24 contained in our Registration Statement, file no. 333-135815.)

10.15	Form of Third Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.25 contained in our Registration Statement, file no. 333-135815.)

10.16	Amendment Agreement dated September 15, 2006 to Exhibit 4.11 (Incorporated by reference to Exhibit 10.18 contained in our Form 10-QSB for the quarter ended September 30, 2006).

10.17	Waiver Agreement, dated April 18, 2007. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 25, 2007.)

10.18	Fourth Waiver and Modification Agreement, dated March 20, 2007. (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on April 25, 2007.)

10.19	Management Committee Charter, dated March 23, 2007. (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on April 25, 2007.)

10.2	Employment Agreement for John L. Waddell, Jr., dated April 1, 2007. (Incorporated by reference to Exhibit 10.4 of our Form 8-K filed with the SEC on April 25, 2007.)

10.21	Employment Agreement for James F. Gordon, dated April 1, 2007. (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the SEC on April 25, 2007.)

10.22	Employment Agreement for Andrew McKinnon, dated April 1, 2007. (Incorporated by reference to Exhibit 10.32 of the Issuer’s Form 10-QSB for its quarter ended March 31, 2007.

10.23	Employment Agreement for Kevin J. Sharpe, dated April 1, 2007. (Incorporated by reference to Exhibit 10.7 of our Form 8-K filed with the SEC on April 25, 2007.)

10.24	Employment Agreement for Michael J. Gordon, dated April 1, 2007. (Incorporated by reference to Exhibit 10.9 of our Form 8-K filed with the SEC on April 25, 2007.)

10.25	Source Capital March 9, 2007 and April 12, 2007 Waiver Agreements (Incorporated by reference to Exhibit 10.10 of our Form 8-K filed with the SEC on April 25, 2007.)

31.1	Rule 13a-14(a) Certification – Chief Executive Officer*

31.2	Rule 13a-14(a) Certification – Chief Financial Officer *

32.1	Section 1350 Certification – Chief Executive Officer *

32.2	Section 1350 Certification – Chief Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

99.2	Press Release – 2007 Second Quarter Results of Operations *

  * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.
Dated: August 16, 2007
By:	/s/ James F. Gordon
James F. Gordon
Chief Executive Officer

Dated: August 16, 2007
By:	/s/ Michael J. Gordon
Michael J. Gordon
Chief Financial Officer and Principal Accounting Officer