Form 10QSB
period 2007-09-30
BLASTGARD INTERNATIONAL INC
filed 2007-11-09
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

       [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ______________

BLASTGARD INTERNATIONAL, INC.
(Exact name of registrant as specified in charter)

Colorado	333-47924	84-1506325
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2451 McMullen Booth Road, Suite 207, Clearwater, Florida 33759
(Address of principal executive offices)

(727) 592-9400
(Registrant’s Telephone Number, including Area Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 5, 2007, the issuer had 39,136,553 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [  ]     No [X]

INDEX

Page

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed balance sheet, September 30, 2007 (unaudited)

3

Condensed statements of operations, three and nine months ended

   September 30, 2007 and 2006 (unaudited)

4

Condensed statements of cash flows, nine months ended September 30, 2007 and 2006

  (unaudited)

5

Notes to condensed financial statements (unaudited)

6

Item 2.  Management’s Plan of Operation.

15

Item 3.  Controls and Procedures

24

PART 2 – OTHER INFORMATION

Item 1.  Legal Proceedings

25

Item 2.  Changes in Securities and Use of Proceeds

25

Item 3.  Defaults upon Senior Securities

26

Item 4.  Submission of Matters to a Vote of Security Holders

26

Item 5.  Other Information

26

Item 6.  Exhibits

26

Signatures

31

Condensed Balance Sheet
(Unaudited)
September 30, 2007

Assets
Current assets:
Cash	$1,721,353
Receivables:
Trade, net	243,002
Other	10,278
Inventory	103,583
Prepaid expenses	79,041
Total current assets	2,157,257
Property and equipment, net (Note 2)	11,824
Other assets:
Unamortized debt issue costs (Notes 4 and 5)	89,796
Deferred costs	89,914
Deposits	772
$2,349,563
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities on convertible notes payable, net of
unamortized discount of $505,676 (Note 2 & 3)	$1,093,291
Accounts payable	26,123
Total current liabilities	1,119,414
Derivative liability (Note 3)	142,000
Total liabilities	1,261,414
Shareholders’ equity (Note 4):
Preferred stock, $.001 par value; 1,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized,
37,813,616 shares issued and outstanding	37,814
Prepaid services for stock	(22,394)
Additional paid-in capital	11,120,137
Retained deficit	(10,047,408)
Total shareholder’s equity	1,088,149
$2,349,563

Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Sales	$258,264	$4,406	$375,700	$867,741
Cost of goods sold	222,099	7,453	321,718	670,706
Gross profit	36,165	(3,047)	53,982	197,035
Operating expenses:
General and administrative	554,510	586,647	1,796,876	1,334,359
Research and development	25,149	74,514	41,335	102,965
Depreciation and amortization	6,378	6,901	20,125	20,872
Total operating expenses	586,037	668,062	1,858,336	1,458,196
Operating loss	(549,872)	(671,109)	(1,804,354)	(1,261,161)
Non-operating income/(expense):
Loss on disposal of assets	194	—	(1,150)	(863)
Gain/(loss) on derivative liability (Note 6)	62,800	246,400	18,000	78,400
Interest income	27,709	7,397	49,839	9,980
Rental income	—	750	500	3,750
Bad debt expense	(140,000)	—	(140,000)	—
Interest expense (Notes 4 and 5):
Amortized debt issue costs	(28,266)	(42,901)	(112,529)	(70,515)
Amortized debt discount	(224,493)	(198,460)	(730,688)	(255,496)
Other	(38,612)	(50,824)	(140,166)	(107,244)
Loss before income taxes	(890,540)	(708,747)	(2,860,548)	(1,603,149)

Income tax provision (Note 3)	—	—	—	—
Net loss	$(890,540)	$(708,747)	$(2,860,548)	$(1,603,149)
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.09)	$(0.07)
Basic and diluted weighted average
common shares outstanding	36,770,138	22,073,413	30,441,281	22,269,246

Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,860,548)	$(1,603,149)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	132,654	91,387
Stock for services	—	34,110
Stock-based compensation	420,048	193,038
Discount on convertible notes payable	730,690	255,496
Gain/(loss) on derivative liability	(18,000)	(78,400)
Loss on disposal of assets	1,150	863
Changes in operating assets and liabilities:
Accounts receivable	(204,087)	193,495
Inventory	162,732	4,853
Other operating assets	(60,822)	(74,200)
Accounts payable and accruals	(175,455)	(16,364)
Indebtedness to a related party	—	1,636
Net cash provided by (used) in
operating activities	(1,871,638)	(997,235)
Cash flows from investing activities:
Payments for deferred costs	(16,306)	(45,322)
Proceeds form sale of assets	2,040	—
Purchases of property and equipment	(746)	(4,761)
Net cash used in
investing activities	(15,012)	(50,083)
Cash flow from financing activities:
Proceeds from issuance of debt		1,200,000
Proceeds from sale of stock	3,968,810
Payments for stock issue costs	(491,648)
Payments for debt principal	(251,022)	(65,423)
Payments for debt issue costs	—	(117,000)
Net cash used in
financing activities	3,226,140	1,017,577
Net change in cash	1,339,490	(29,741)
Cash, beginning of period	381,863	361,225
Cash, end of period	$1,721,353	$331,484
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$140,166	$107,244
Income taxes	$—	$—

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

(2)

Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants.  During June 2006 and April 2007, the Company revalued the warrants and the associated discount of the convertible debt. In March 2007, the terms of the notes were extended from October 31, 2007 to March 20, 2008.  The Company’s convertible promissory notes payable consist of the following at September 30, 2007:

$1,000,000 convertible promissory note issued
December 2, 2004, due on March 20, 2008,
8% annual interest rate, net of unamortized
Discount of $58,339	$614,172
$200,000 convertible promissory note issued
December 2, 2004, due on March 20, 2008,
8% annual interest rate, net of unamortized
Discount of $11,668	80,460
$100,000 convertible promissory note issued
December 2, 2004, due on March 20, 2008,
8% annual interest rate, net of unamortized
Discount of $5,834	63,024
$100,000 convertible promissory note issued
December 2, 2004, due on March 20, 2008,
8% annual interest rate, net of unamortized
Discount of $5,834	63,023
$20,000 convertible promissory note issued
December 2, 2004, due on March 20, 2008,
8% annual interest rate, net of unamortized
Discount of $1,347	12,245
832,924

Less: current maturities	(832,924)
$-

Each note carries a default interest rate of 15% per annum. Aggregate monthly payments of 1.2% of the principal amount are due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount are due commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount are due commencing November 1, 2006 through October 31, 2007. However, as a result of the June 22, 2006 debt financing, the payment arrangements were modified. Monthly payments of interest only (8%) based on the principal amount is due commencing June 1, 2006 through May 31, 2007, and then aggregate monthly payments of 6% of the principal amount is due commencing June 1, 2007 through October 31, 2007.  Payments will be applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007.  All accrued interest had been paid in full as of September 30, 2007.

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

Detachable common stock warrants issued with convertible promissory notes

The fair value of detachable warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable.  The discount is amortized over the life of the debt.  As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value ($999,475 at September 30, 2007).

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

Debt issue costs

The Company paid its debt placement agent and its attorney a total of $112,370 and issued detachable Class “A” and “B” warrants in connection with the issuance of the convertible promissory notes.  The original fair value of the warrants totaled $48,709, but increased to $55,342 following the re-pricing discussed above.  The sum of the payments and the fair value of the warrants resulted in total debt issue costs of $167,712.  Amortization resulting from the debt issue costs is charged to interest expense.  Accumulated amortization and amortization expense of the debt issue costs totaled $167,712 and $27,732 as of and for the nine month ended September 30, 2007, respectively.

The convertible debt discount and related debt issue costs are expected to amortize as follows:

Date	Debt Discount	Debt Issue Costs	Totals
December 31, 2007	$83,022	$-	$83,022

(3)

Subordinated Convertible Notes Payable

On June 22, 2006, the Company entered into agreements to borrow an aggregate principal amount of $1,200,000 and to issue to the investors’ subordinated, convertible promissory notes and common stock purchase warrants.  In April 2007, the Company lowered the exercise price on the conversion and the warrants and revalued warrants and the associated discount on the convertible debt. On August 8, 2007, one half of the debt was acquired by unrelated parties.

These new holders converted their half of the debt to stock at $0.30 per share.  All the holders agreed to unwind the changes made in April to reduce the number of warrants outstanding to previous levels and to reset the exercise price to amounts consistent with the other convertible debt and warrants.  Also, the holders of the 2006 convertible debt agreed to cancel their “D” and “E” warrants.

The Company’s subordinated, convertible promissory notes payable consist of the following at September 30, 2007:

$600,000 subordinated, convertible promissory note
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $339,633	$ 260,367
260,367
Less: current maturities	(260,367)
$ -

These notes are subordinated to the convertible promissory notes listed above, which are collateralized by all of the Company’s assets until the notes have been fully paid or fully converted into common stock.

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

Carrying value of subordinated, convertible notes payable

The conversion of the subordinated, convertible notes payable is fixed at $0.30 per share of the Company’s common stock.  Pursuant to SFAS 133, options embedded in contracts containing the price of a specific equity instrument are not clearly and closely related to an investment in an interest-bearing note and the embedded derivative must be separated from the host contract.  At September 30, 2007, one-half of the subordinated convertible notes were still outstanding and were a portion of the warrants.  As a result, the Company has bifurcated the option resulting from the conversion feature and has classified it as a derivative liability pursuant to SFAS 133.  The following table presents the allocation of proceeds from the financing and the subsequent revaluation of the warrants and derivative liability.

Principal balance of the notes	$ 1,200,000
Less debt discounts:
Fair value of warrants (below)	(768,000)
Fair value of conversion option (below)	(432,000)
Plus amortization of discounts to June 30, 2007	403,804
Less the conversion of debt	(600,000)
Plus the revaluation of discount (below)	121,896
Plus revaluation of conversion option (below)	193,195
Current period amortization of discounts	141,472
Carrying value at September 30, 2007	$ 260,367

Detachable common stock warrants issued with subordinated convertible promissory notes

In connection with the financing offer in April 2007, the Company allowed the note holders to increase the warrants associated with the debt and reduce the exercise price of the warrants and debt.  The number of warrants outstanding and the associated exercise price at June 30, 2007 was as follows:

	Number	Exercise	New Number	New Exercise
Description	Issued	Price	Issued	Price
Class "C" warrants	1,200,000	$ 1.00	4,000,000	$ 0.30
Class "D" warrants	1,200,000	$ 1.50	6,000,000	$ 0.30
Class "E" warrants	600,000	$ 2.00	4,000,000	$ 0.30
Class "F" warrants	1,066,666	$ 0.75	2,666,668	$ 0.30
	4,066,666		16,666,668

In connection with the financing activity in August 2007, the note holders agreed to rescind the increase in warrants and to increase the exercise price. The holders also agreed to cancel the “D” and “E” warrants.  The number of warrants outstanding and the associated exercise price at September 30, 2007 was as follows:

	Previous Number	Exercise	New Number	New Exercise
Description	Issued	Price	Issued	Price
Class "C" warrants	4,000,000	$ 0.30	1,200,000	$ 0.45
Class "D" warrants	6,000,000	$ 0.30	-	$ 0.45
Class "E" warrants	4,000,000	$ 0.30	-	$ 0.45
Class "F" warrants	2,066,668	$ 0.30	1,066,666	$ 0.50
	16,666,668		2,266,666

The warrants are exercisable for a period of five years.  The additional discount associated with the change above was $92,760.  This change was limited by the value of the underlying debt.

The fair value for the warrants was estimated at the date of revaluation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.54%
Dividend yield	0.00%
Volatility factor	116.16%
Weighted average expected life	2.0 years

The warrants are detachable and are valued separately from the convertible notes payable.  Therefore, the total fair value of the warrants, $1,200,000, was charged to additional paid-in capital with a corresponding discount on the convertible notes payable.  Changes to the value of the warrants are also charged to additional paid-in-capital and discount on convertible notes payable. The remaining discount will be amortized over the life of the debt.  As the discount is amortized, the outstanding principal balance of the notes will approach the face value of remaining convertible notes payable.

Debt issue costs

The subordinated, convertible debt discounts and related debt issue costs are expected to amortize over the next two years as follows:

	Debt	Debt Issue
December 31,	Discount	Costs	Totals
2007	$ 113,211	$ 28,266	$ 141,477
2008	226,422	56,531	285,953
	$ 339,633	$ 84,797	$ 427,430

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

		Number of Shares
		In Which The
	Derivative	Derivative Liability
	Liability	Can Be Settled
Embedded conversion feature, June 22, 2006	$ 432,000	1,600,000

Embedded conversion feature, December 31, 2006	160,000	1,600,000

Revaluation and cancellation of warrants, August 8, 2007	(85,200)	400,000

Embedded conversion feature, September 30, 2007	142,000	2,000,000
Current year to date change	$ (18,000)

The change on the derivative liability resulted in a gain of $62,800 and $18,000 for the three and nine months ended September 30, 2007, respectively.

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

Share-based payment

During the three months and nine months ended September 30, 2007, the Company recognized $96,636 and $358,190, respectively, in share based compensation from the prior issuance of stock options.

During the three and nine months ended September 30, 2007, the Company recognized $67,188 and $201,564 in consulting expenses for services prepaid with stock.

At September 30, 2007, there was $13,877 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of .25 years.

The following table represents stock option activity as of and for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2007	4,285,750	$1.79	2.75 years	-0-
Granted	17,350,000	.30	4.5 years
Exercised	-	-
Forfeited/expired/cancelled	(50,000)	1.00

Options Outstanding – September 30, 2007	21,585,750	$.60	4.03 years	-0-

Outstanding Exercisable – January 1, 2007	3,825,750	$1.79	2.75 years
Outstanding Exercisable – September 30, 2007	5,685,750	$1.79	2.78 years	-0-

 (5)

Related Party Transactions

During the nine month ended September 30, 2007, the Company borrowed $97,000 against its $100,000 credit line, which was secured by its Chief Financial Officer.

 (6)

Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, no income tax benefit or expanse has been presented.

(7)

Commitments and Contingencies

Office Lease

The Company entered into a non-cancellable office lease agreement on January 10, 2006. The lease runs from January 1, 2006 through December 31, 2006.  The rent for 2007 is month to month and the rental payments for 2007 are $2,600 per month plus $182 in taxes.  Rental expense for the nine months ended September 30, 2007 and 2006 was $18,492 and $22,500 respectively.

Officer Compensation

The Company entered into employment agreements with five corporate officers effective April 1, 2007.  These agreements commit the Company to combined salaries of $950,000 and granted 1,450,000 options as signing bonuses.  One officer also received a cash signing bonus in the amount of $160,000.  The employment agreements also reserve up to 15,900,000 options to be granted as performance bonuses based on achieving certain sales volumes.

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

As of October 31, 2007 there has been no progress on the lawsuit.

(8)          Subsequent Events

In April and May 2007, the Company sold stock under Regulation S and regulation D.  This stock was offered with the condition that the Company would register the shares by October 15, 2007.  The Company was not able to complete the registration by the date specified and issued 1,322,938 additional shares, equal to 10% of the shares sold, as a penalty for not completing the registration.

During the quarter ended September 30 2007, the Company had entered into negotiations to acquire a Michigan company (the target) for stock and acquisition of debt.  The Company lent the target company $140,000 during negotiations and paid $10,000 for the option to purchase the target.  On October 22, 2007 the Company notified the target that it would not exercise its option to purchase the target.  The Company has placed an allowance in the amount of $140,000 on the loan to the target as of September 30, 2007 but is pursuing collection of the loan.

The Company entered into employment agreements with five corporate officers effective April 1, 2007.  The employment agreements contain provisions for the grant of options to purchase 15,900,000 shares as performance bonuses based on certain sales volumes. On November 8, 2007, our five executives agreed to amend their employment agreements to cancel 10,600,000 of the performance based option incentives.

Following is a schedule summarizing changes to the Company’s equity instruments subsequent to September 30, 2007 through November 8, 2007:

	Common Stock	Stock Options	Stock Warrants

Balance, 9/30/07	37,813,616	21,585,750	12,773,975
Stock issued for penalties	1,322,938	-	-
Rescission of performance options	-	(10,600,000)	-

Balance, 11/8/07	39,136,554	10,985,750	12,773,975

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2007, have been included.

Financial Results

Management changed the manner in which it presents our operating results and cash flows during the year ended December 31, 2005. At that time, Management no longer considered us in the development stage as defined by the FASB Statement of Standards No. 7, “Accounting and Reporting by Development State Enterprises.”  As a result, cumulative operating results and cash flow information are no longer presented in the accompanying financial statements contained in Item 7.  This change does not affect our operating results or financial position.

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to six government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from the National Railroad Passenger Corporation also known as Amtrak., the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC Transit and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. For the three months ended September 30, 2007, we recognized sales of $258,264 and a gross profit of $36,165, as compared to sales of $4,406 and a negative gross profit of $(3,047) for the comparable period of the prior year. For the nine months ended September 30, 2007, we recognized sales of $375,700 and a gross profit of $53,982, as compared to sales and gross profit of $867,741 and $197,035 for the comparable period of the prior year.

For the quarter ended and nine months ended September 30, 2007, our overall operating and non operating expenses, including interest expense and gain on derivative liability, were relatively constant over the comparable period of the prior year. In October 2007, we took measures to reduce our monthly operating costs by approximately $30,000 from approximately $210,000 per month to an estimated $180,000 per month.

Our net loss for the quarter ended September 30, 2007 was $890,540 as compared to $708,747 for the comparable period of the prior year. Our net loss for the nine months ended September 30, 2007 was $2,860,548 as compared $1,603,149 for the comparable period of the prior year.

BlastGard’s products are currently being tested (or have recently been tested) and evaluated by many military and defense contractors and commercial companies in the United States and abroad as described under Business Prospects. As we experience anticipated growth and expansion of our operations, we will experience an increase in operating expenses and costs of doing business.

Markets Identified For BlastWrap®

We are currently manufacturing our core product, BlastWrap®, for sale in various forms to non-affiliated third-parties. The primary application for BlastWrap® is as an intermediate good for numerous civilian and military applications and uses.

Our technology is being customized for specific industries and applications. We have examined the various markets where explosions occur, selected targeted applications and focused on development of products for those businesses and agencies at risk. While designing finished products engineered with BlastWrap®, we have taken into account that some products must be portable, while others will remain at a fixed location. Some products have been designed to contain identified explosive agents, while others are designed to mitigate unidentified explosive threats.  With these standards in mind, we have developed or are developing the following product lines to address the needs of customers and targeted markets:

•

Mitigated Bomb Receptacles

•

Insensitive Munitions (IM) Weapons Container

•

Blast and Thermal Suppression (“BATS”) system products for vehicle improvised explosive device (IED), land mine protection and over-head protection from mortar and rocket attack for temporary accommodation units and barriers

•

Low-cost, high performance widely available basalt fiber-based armor

MBR 300

The BlastGard Mitigated-Bomb Receptacle (MBR 300) is intended to provide airport security personnel with an effective tool, if and when an explosive is discovered. The MBR 300 will dramatically contain and protect against all lethal threats posed by the detonation of an IED; namely, primary fragments, secondary fragments, mechanical effects (shock/blast pressure) and thermal effects (contact and radiation burn) from the fireball, after burn and resultant post-blast fires. If a suspect package or bomb is discovered, the airports will use the MBR 300 as a safe means of securing that package until the bomb squad arrives, or remove the suspicious device from the area, allowing airport operations to continue.

The United States Transportation Security Administration has worked hard to secure U.S. airports against a range of threats that includes attacks against both aircraft and ground facilities. The largest and most visible investment made by the agency has been in enhancing the passenger screener force and in massively expanding the number of explosive detection systems (EDS) required to examine checked luggage for bombs. Effective security, therefore, includes not only deterrent and preventive measures but also efforts to mitigate casualties, damage, and disruption. Since deterrence and prevention are sometimes difficult to achieve given the nature of terrorism and the inherent vulnerabilities of public transportation, great emphasis is also placed upon the mitigation of casualties through design of facilities and upon effective, rapid response that ensures safety while minimizing disruption. We believe that the MBR 300 is an ideal incident / security management technology for airports when dealing with bomb threats and suspicious objects or packages, especially in passenger carryon baggage.

Insensitive Munitions (IM) Weapons Containers

Weapons containers require specialty design. We have developed several of these containers for evaluation and testing by the United States, United Kingdom and other military clients. Although we do not have a development or supply contract with any military agencies at this time, we anticipate important prototype testing of these designs will ensue in the second half of 2007 with our strategic partner Lancer Systems and with the National Warheads and Energetics Consortium (NWEC) / Defense Ordnance Technology Consortium (DOTC). This product line will have numerous versions for military weapons including bombs, rockets, medium and large caliber ammunition and missiles.

Vehicle Improvised Explosive Devices and Mine Protection

Military vehicles (such as MRAPs, HMMWVs, HEMMT, M915 and FMTV) are or can be “up-armored” for improvised explosive devices and land mine protection. BlastGard® and Colt Rapid Mat LLC have developed and are now offering a new product called BATS. These specialty Colt Rapid Mat fiberglass-cased BlastWrap® products are easy to retro-fit to armored vehicles to provide protection for occupants from blast thermal output and head, neck and spine injuries from blast pressures.  Initial durability testing of BATS by the Nevada Automotive Test Center (NATC) for the Office of Naval Research has been concluded successfully.  Further testing awaits selection and funding by NATC/ONR for blast testing.   An important additional partner in these vehicle applications is Cellular Materials International, Inc. which has a periodic cellular material shown to be effective in managing the heavy G-loads typical of under-vehicle blast threats.

Rapid Deployment Fortification Wall (RDFW™), Bunker and Over-Head Protection from Mortars and Rockets for Temporary Accommodation Units

This product (Rapid Deployment Fortification Walls (“RDFW™”) uses BATS posts as a facing for fortification walls and revetments and top covering for the roof of bunkers and temporary accommodations/barracks.  Successful testing has been concluded for large, in-contact bare charge blasts on RDFW™ walls, and for 81mm mortar threats on bunkers.  Additional tests by the US Marine Corps on large vehicle borne IED (“VBIED”) threats against these three structures have just been concluded.  The classified results are being compiled and a full report prepared. In these applications, the RDFW™ / BATS system is designed to mitigate blast pressures, rapidly quench blast thermal output and stop all VBIED fragments.  Extensive marketing efforts are underway for application of these products in several international markets, and we believe that meaningful contracts may result.

In summary, we have developed either finished products or working prototypes of BlastWrap® products for each of the product lines described above. All of these products have been successfuly  tested and evaluated in-house, by third-parties and by interested clients and strategic partners. Prototypes may require further modifications based on the test results and client and partner feed-back. However, we have the following products that are completed and finished products, available for sale that we are currently manufacturing and marketing:

•

The core product, BlastWrap®;

•

BlastGard® MTR (mitigated trash receptacle);

•

BlastGard MBR 300 (mitigated bomb receptacle);

•

BMULD (Blast Mitigated Unit Load Device - LD3 Container);

•

BATS wall posts for RDFW™ walls, bunkers, overhead protection from mortar and rocket attack for temporary accommodation units and other structure protection products.; and

•

BATS modules / casings made by Colt Rapid Mat LLC for vehicle IED and land mine protection.

•

IM Weapons Containers

Business Prospects/Recent Developments

Our quarter-ending June 30, 2007 financials provided a full discussion of business prospects and recent developments. Below are recent developments since our last Form 10-QSB filing:

On October 29, 2007, we announced that we entered into a strategic business agreement with Lancer Systems LP (“Lancer”). Lancer was recently created by Green, Tweed's ownership to focus solely on the defense industry. Lancer provides manufacturing, marketing/sales and program management capabilities to service the domestic and international Military market.  Lancer also has support and sales organizations within Israel to support the military and security markets in that country. Lancer and BlastGard have agreed to enter into an exclusive arrangement for the manufacture, marketing, and sale of BlastGard products for two defined business opportunities: 1) military weapons containers for shipment and storage; and 2) under and side armor of General Dynamics Stryker vehicle program. The Company has also granted to Lancer a limited exclusive right to sell all BlastGard products in the State of Israel on defined and agreed projects. Lancer intends to use BlastGard products for container and baggage storage for aircraft, public and specifically school safety as well as various military applications within Israel.

Liquidity and Capital Resources

At September 30, 2007, we had cash of $1,721,353, working capital of $1,037,843, an accumulated deficit of $10,047,408 and shareholder equity of $1,088,149.

For the nine months ended September 30, 2007, net cash used in operating activities was $1,871,638 primarily due to our net loss of $2,860,548. During the nine months ended September 30, 2007, we used cash in investing activities to purchase property and equipment of $746 and for payment of deferred costs of $16,306. During the nine months ended September 30, 2007, net cash was provided by financing activities due to debt proceeds totaling $3,968,810, offset by debt issue costs of $491,648 and principal payments on convertible debt of $251,022. For the nine months ended September 30, 2006, net cash used in operating activities was $997,235 primarily due to our net loss of $1,603,149. During the nine months ended September 30, 2006, we used cash in investing activities to purchase property and equipment of $4,761 and for payment of deferred costs of $45,322.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements is expected to be cash generated from operations and raising additional capital from the sale of equity and/or debt securities. While we secured approximately $4,000,000 through an equity financing in April/May 2007, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. In this respect, see “Note 1 – Going Concern” in our financial statements contained in our 2006 Form 10-KSB for additional information as to the possibility that we may not be able to continue as a “going concern.”

At September 30, 2007, we have cash of $1,721,353. At September 30, 2007, we owed $600,000 pursuant to our June 2006 Debt and approximately $1,000,000 pursuant to our December 2004 Debt. In October 2007, we reduced our monthly cash budget from an average of approximately $210,000 to an estimated $180,000. In the absence of significant revenues or debt conversions, the Company will not have sufficient cash to meet its obligations to pay the holders of the December 2004 Debt when it comes due on March 20, 2008 or the holders of the June 2006 Debt when it becomes due and payable in June 2008.  Robert F. Rose Investments and certain other non-affiliated parties (collective the “Purchasers”) entered into an agreement with the holders of the June 2006 Debt to purchase the remaining $600,000 of June 2006 Debt from the debt holders by September 22, 2007, which transaction is personally guaranteed by Mr. Rose.  Upon the completion of said transaction, the Purchasers had agreed to automatically convert their June 2006 Debt into 2,000,000 shares of our Common Stock.  To date, the Purchasers have not completed the transaction and we continue to make interest payments on the June 2006 Debt. We estimate that we will require at least an additional $2,400,000  in additional financing and cash flow from operations to support our operations and to meet our debt obligations as they become due and payable over the next 15 months of operations. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

The Company also entered into employment agreements with five corporate officers effective April 1, 2007.  These agreements commit the Company to combined salaries of $950,000 and granted 1,450,000 options as signing bonuses.  One officer also received a cash signing bonus in the amount of $160,000.  The employment agreements also contain provisions for the grant of options to purchase 15,900,000 shares as performance bonuses based on certain sales volumes. On November 9, 2007, our five executives agreed to amend their employment agreements to cancel 10,600,000 of the performance based option incentives to reduce the potential dilution to our shareholders.

Our monthly cash needs are budgeted to average approximately $180,000 per month, with the following approximate breakdown:

salaries and benefits:	$80,000
professional fees	13,000
office overhead	3,000
travel	9,000
research and development	5,000
debt repayment	65,000
miscellaneous	5,000
total	$180,000

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

The Company also sold 1,700,000 shares of its unregistered Common Stock at $.30 per share and issued 850,000 warrants exercisable at $.45 per share, pursuant to a Regulation D offering. The offering raised $510,000 in gross proceeds. Exemption from registration is claimed under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. All of the aforementioned securities have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The securities sold pursuant to its concurrent plans of financing contain certain registration rights and penalty warrants for failure to meet certain registration or trading conditions by October 15, 2007. Since the Company did not register these securities or have them listed on one of two Canadian Exchanges by October 15, 2007, the Company issued to each investor an additional 10% in shares of Common Stock and an additional 10% Warrants on what they purchased in the 2007 Private Placement.

Capital Changes

Following is a schedule summarizing changes to the Company’s equity instruments from March 31, 2007 to September 30, 2007:

	Common Stock	Stock Options	Stock Warrants

Balance, 3/31/07	22,110,913	4,285,750	5,970,472
Regulation S offering	11,529,370	-	5,764,688
Regulation D offering	1,700,000	-	850,000
Broker warrants	-	-	1,988,815
2006 Debt adjustment	-	-	12,600,000
Employment agreements	-	17,350,000*	-
Debt Conversion ($70,000)	233,333	-	-
Debt Settlement	150,000	-	-
Board member compensation	90,000	-	-
Rescind 2006 Debt adjustment	-	-	(12,600,000)
Cancel warrants	-	-	(1,800,000)
Cancel options	-	(50,000)	-

Balance, 9/30/07	35,813,616	21,585,750	12,773,975

* This figure includes 15,900,000 performance based options which represents the maximum number of options that could vest over three years based on revenue generated, which figure was reduced on November 9, 2007 by the cancellation of 10,600,000 performance based options.

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

•

to terminate Andrew McKinnon’s (currently BlastGard’s Chief Executive Officer) prior obligation to purchase the aforementioned securities; and

•

to have a first closing occur on August 8, 2008 as to one-half  the securities and a second closing to occur no later than September 22, 2007. The purchasers of the June 2006 Debt agreed to convert their Debentures into shares of our Common Stock at $.30 per share effective at each closing. As of the filing date of this Form 10-QSB, the second closing has not occurred.

During the three months ended March 31, 2007, the Company borrowed $97,000 against its $100,000 credit line, which was secured by its Chief Financial Officer. In April 2007, the Company retired this short-term loan.

December 2004 Debt Financing

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

June 2006 Debt Financing

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

LEGAL PROCEEDINGS

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

The following table provides information about the sales during the nine months ended September 30, 2007 of securities that have not been registered under Section 5 of the Securities Act of 1933:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

April – May, 2007 (2)	Common Stock and Warrants	11,579,368 common shares and 5,764,684 warrants (1)	$3,458,810; $236,370 in cash compensation paid to Canadian broker/ dealers	Offshore investors	Regulation S

April – May, 2007 (2)	Common Stock and Warrants	1,700,000 common shares and 850,000 warrants (1)	$510,000; no commissions paid	Accredited investors	Rule 506 of Regulation D and/or Section 4(2)

April – June, 2007 (2)	Common Stock	233,333 shares	$70,000; debt conversion	Accredited investors	Sec 3(a)(9)

April 2007 (3)(4)	Common Stock Options and Common Stock	1,450,000 Options; 90,000 common shares	Services rendered for options, $45,000 paid for stock; no commissions paid	Accredited investors (officers and directors	Rule 506 of Regulation D and/or Section 4(2)

April 2007	Common Stock	150,000 shares	Inducement to waive rights	Accredited investors	Rule 506 of Regulation D and/or Section 4(2)

August 2007	Common Stock	2,000,000 shares	$600,000 debt conversion	Accredited Investors	Section 3(a)(9)

(1)

Exclusive of broker warrants to purchase 1,325,877 common shares and 662,939 warrants at $.45 per share. All warrants and broker warrants expire in October 2008.

(2)

A 10% penalty paid in stock or additional warrants, as applicable, will be paid if Common Stock is not registered for resale by October 15, 2007. Since this did not occur, the penalty securities were issued in the fourth quarter of 2007.

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

(b)

Not applicable.

(c)

There were no stock repurchases by the Company during the nine months ended September  30, 2007.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

On October 16, 2007, Andrew McKinnon, the Company’s COO, was appointed to fill a vacancy on the board of directors. Mr. McKinnon also assumed the position of Chief Executive Officer for the company. Mr. James F. Gordon, former CEO, has assumed the role of Director of Blast Mitigation Receptacles.

On October 29, 2007, we announced that we entered into a strategic business agreement with Lancer Systems LP (“Lancer”). Lancer was recently created by Green, Tweed's ownership to focus solely on the defense industry. Lancer provides manufacturing, marketing/sales and program management capabilities to service the domestic and international Military market.  Lancer also has support and sales organizations within Israel to support the military and security markets in that country. Lancer and BlastGard have agreed to enter into an exclusive arrangement for the manufacture, marketing, and sale of BlastGard products for two defined business opportunities: 1) military weapons containers for shipment and storage; and 2) under and side armor of General Dynamics Stryker vehicle program. The Company has also granted to Lancer a limited exclusive right to sell all BlastGard products in the State of Israel on defined and agreed projects. Lancer intends to use BlastGard products for container and baggage storage for aircraft, public and specifically school safety as well as various military applications within Israel.

ITEM 6.

EXHIBITS

Exhibit Number	Description

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

10.8	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.9	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006).

10.10	Form of Amended and Restated Second Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 99.7 contained in our Form 8-K filed June 23, 2006.)

10.11	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.14 contained in our Form 8-K filed June 23, 2006.)

10.12	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.15 contained in our Form 8-K filed June 23, 2006.)

10.13	Form of Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.23 contained in our Registration Statement, file no. 333-135815.)

10.14	Form of Second Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 10.24 contained in our Registration Statement, file no. 333-135815.)

10.15	Form of Third Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.25 contained in our Registration Statement, file no. 333-135815.)

10.16	Amendment Agreement dated September 15, 2006 to Exhibit 4.11 (Incorporated by reference to Exhibit 10.18 contained in our Form 10-QSB for the quarter ended September 30, 2006).

10.17	Waiver Agreement, dated April 18, 2007. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 25, 2007.)

10.18	Fourth Waiver and Modification Agreement, dated March 20, 2007. (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on April 25, 2007.)

10.19	Management Committee Charter, dated March 23, 2007. (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on April 25, 2007.)

10.20	Employment Agreement for John L. Waddell, Jr., dated April 1, 2007. (Incorporated by reference to Exhibit 10.4 of our Form 8-K filed with the SEC on April 25, 2007.)

10.21	Employment Agreement for James F. Gordon, dated April 1, 2007. (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the SEC on April 25, 2007.)

10.22	Employment Agreement for Andrew McKinnon, dated April 1, 2007. (Incorporated by reference to Exhibit 10.32 of the Issuer’s Form 10-QSB for its quarter ended March 31, 2007.

10.23	Employment Agreement for Kevin J. Sharpe, dated April 1, 2007. (Incorporated by reference to Exhibit 10.7 of our Form 8-K filed with the SEC on April 25, 2007.)

10.24	Employment Agreement for Michael J. Gordon, dated April 1, 2007. (Incorporated by reference to Exhibit 10.9 of our Form 8-K filed with the SEC on April 25, 2007.)

10.25	Source Capital March 9, 2007 and April 12, 2007 Waiver Agreements (Incorporated by reference to Exhibit 10.10 of our Form 8-K filed with the SEC on April 25, 2007.)

10.26	Letter Amendment to Employment Agreements of Andrew McKinnon, John L. Waddell, Jr., James F. Gordon, Kevin Sharpe and Michael J. Gordon*

31.1	Rule 13a-14(a) Certification – Chief Executive Officer*

31.2	Rule 13a-14(a) Certification – Chief Financial Officer *

32.1	Section 1350 Certification – Chief Executive Officer *

32.2	Section 1350 Certification – Chief Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

99.2	Press Release – 2007 Third Quarter Results of Operations *

99.3	Press Release – October 29, 2007 regarding Lancer Agreement*

_____________

  * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: November 9, 2007	By:	/s/ Andrew McKinnon
Andrew Mckinnon
Chief Executive Officer

Dated: November 9, 2007	By:	/s/ Michael J. Gordon
Michael J. Gordon
Chief Financial Officer and Principal Accounting Officer