Form 10KSB
period 2007-12-31
BLASTGARD INTERNATIONAL INC
filed 2008-04-16
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-KSB

———————

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ______________ to ______________

Commission file number: 333-47924

———————

BLASTGARD® INTERNATIONAL, INC.

(Name of small business issuer as specified in its charter)

———————

Colorado	84-1506325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2451 McMullen Booth Road, Ste., 207, Clearwater, FL	33759
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (727) 592-9400

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

State issuer’s revenues for its most recent fiscal year: $408,988.

As of April 9, 2008, the aggregate market value of the Common Stock held by non-affiliates of approximately 28,357,554 shares of Common Stock, was approximately $4,254,000 based on a closing sales price of $.15 per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of April 9, 2008 was 39,786,554 shares.

PART – I

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

Company History

Incorporated by reference is our corporate history which may be found in item 1 of our Form 10-KSB for the fiscal year ended December 31, 2006.

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

To date, we have been issued patents in Argentina, granted on September 17, 2007, and in Singapore, granted on August 31, 2007 for our “improved acoustic/shock wave attenuating assembly” (i.e. BlastWrap). On March 18, 2008, our patent-pending application (No. 11/042,318) for our explosive effect mitigated containers (i.e. BlastGard MTR and MBR”) was issued as U.S. Patent No. 7,343,843.

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

Various Product Lines Identified For BlastWrap® - We have Several Completed and Finished Products

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

Our technology is being customized for specific industries and applications. We have examined the various markets where explosions occur, selected targeted applications and focused on development of products for those businesses and agencies at risk. While designing finished products engineered with BlastWrap®, we have taken into account that some products must be portable, while others will remain at a fixed location. Some products have been designed to contain identified explosive agents, while others are designed to mitigate unidentified explosive threats. With these standards in mind, we have developed or are developing the following product lines to address the needs of customers and targeted markets:

•

Mitigated Bomb Receptacles and MBR Gard Cart;

•

Blast Mitigated Unit Load Device (“BMULD”) – LD3 Container;

•

Lining – Aircraft;

•

Insensitive Munitions (IM) Weapons Container;

•

Mitigated Trash Receptacle;

•

BlastGard Barrier System (“BBS”) is an innovative high capacity wall system combining three patented technologies, an HDPE cellular core, BlastWrap® and an aesthetically pleasing novel fascia system with extraordinary blast, ballistic, fragment, shaped charge jet and breaching resistance capabilities.

MBR 300 and MBR Gard Cart

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

The BlastGard® MBR Gard Cart (Mobile Suspect Package Removal Unit), which houses BlastGard’s MBR 300, provides security personnel with an effective tool for safe removal of an explosive device after it is discovered. The MBR Gard Cart contains and protects against all lethal threats posed by the detonation of an improvised explosive device (IED) and also provides rapid removal of the threat using a Mobile Removal Unit Cart. When a suspect package or device is discovered, the airports now have a safe means of securing that package and removing it from public exposure until the bomb squad arrives. In this way, the MBR Gard Cart can help prevent long airport facility shut-down times presently experienced when a suspect package is discovered. The United States Transportation Security Administration has worked hard to secure U.S. airports against a range of threats that includes attacks against both aircraft and ground facilities. The largest and most visible investment made by the agency has been in enhancing the passenger screener force and in massively expanding the number of explosive detection systems (EDS) required to examine checked luggage for bombs. Effective security, therefore, includes not only deterrent and preventive measures but also efforts to mitigate casualties, damage, and disruption. Since deterrence and prevention are sometimes difficult to achieve given the nature of terrorism and the inherent vulnerabilities of public transportation, great emphasis is also placed upon the mitigation of casualties through design of facilities and upon effective, rapid response that ensures safety while minimizing disruption. We believe that the MBR 300 is an ideal incident / security management technology for airports when dealing with bomb threats and suspicious objects or packages, especially in passenger carryon baggage.

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

BlastGard Barrier System (“BBS”) High-Capacity Wall System for Perimeter and Structure Protection

The BBS product is an innovative combination of three patented technologies, an HDPE cellular core, BlastWrap® and an aesthetically pleasing novel fascia system. BBS has extraordinary blast, ballistic, fragment, shaped charge jet and breaching resistance capabilities and it is beautiful, low cost, configurable and “stealthy”. The cellular core material, patented by the U.S. Army, has been used extensively by the U.S. military and commercial clients worldwide for building roads, for shoring up unstable roads, for extensive soil stabilization projects and for revetments and barriers. After the core is placed and filled, BlastWrap® is attached to the “threat side(s)” of the BBS structure, and finally, the fascia system encloses the entire structure, thereby creating an effective “stealth” characteristic for the entire BBS structure…that is, the extreme capabilities of this system are not at all visually apparent. Clients with concerns about heavy blast, breaching, ballistic, fragment and shaped charge jet threats to their facilities can now effectively address all of those threats with our economical solution. Optional electronic security capabilities can also be integrated into the system.

In summary, we have developed either finished products or working prototypes of BlastWrap® products for each of the product lines described above. All of these products have been successfully tested and evaluated in-house, by third-parties and by interested clients and strategic partners. Prototypes may require further modifications based on the test results and client and partner feed-back. However, we have the following products that are completed and finished products, available for sale that we are currently manufacturing and marketing:

•

The core product, BlastWrap®;

•

BlastGard® MTR (mitigated trash receptacle);

•

BlastGard MBR 300 (mitigated bomb receptacle) and MBR Gard Cart;

•

BMULD (Blast Mitigated Unit Load Device - LD3 Container); and

•

BlastGard Barrier System (“BBS”) high-capacity wall system for perimeter and structure protection.

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

Insensitive Munitions (IM) Weapons Containers – Once the design and testing of each product is complete, we will license and train personnel on the fabrication of the various products within the line. The Contractor chosen will manufacture this product line in-house for each specific munition /weapon system. The contractor is expected to pay a per unit royalty to us for use of the design and of the patented product. In return, we will be retained on a consulting and design basis as part of the license agreement.

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

•

Geo Products, LLC has a license for the manufacture of the patented (by the US Army Corps of engineers) HDPE cellular core sections in their plant in Houston, TX, which are used in the BlastGard Barrier system (“BBS”). We are not contractually bound to use this product, and there are at least four different core systems we can use for BBS. However, BlastGard has an exclusive worldwide license for this core product which is used for any blast-mitigated system with BlastWrap®.

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

5.

Commercial Aviation

Testing in the United Kingdom by an agency of the Ministry of Defence under the auspices of the UK Civil Aviation Authority proved that our technology performs better than any other system tested in blast effect mitigation. BlastWrap® deals with all of the blast effects – the incident and reflected shocks, the Mach Stem shocks, the blast impulse, the blast flame front and blast after-burn. In spite of the many dollars expended in this area, political, governmental and scientific differences of opinion between United Kingdom and United States authorities on the best way to address these threats have simply stymied any meaningful solution being implemented for twin-aisle aircraft luggage containers.

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

Business Prospects/Recent Developments

In March 2007, the UK Defence Ordnance Safety Group (DOSG) completed testing of and are currently analyzing the results of several variants BlastGard has submitted (which use BlastWrap® as the key ingredient) of a new class of insensitive munitions (IM) packaging solutions. These novel packaging systems are designed to prevent mass detonations in ammunition and/or weapons storage and transport by the elimination of sympathetic detonation (SD) leading to catastrophic mass detonation. This results when one detonating unit or energetic material initiates the next, and so on, in a chain reaction. It is also anticipated these IM solutions will dramatically improve fast cook off (the initiation of a unit of ammunition or other energetic store in the event of a fuel fire) and slow cook off performance (the initiation of a unit of ammunition or energetic material by a slowly increasing sustained temperature) as well as meet all of the other IM packaging specifications of NATO and the United States military. Testing of these solutions is nearly always classified, and these programs are also extremely slow to develop.

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

BlastGard will team with Day & Zimmermann, one of the oldest and largest US weapons plant Load, Assemble and Pack (LAP) contractors to bid for funding for IM packaging product development from the National Warheads and Energetics Consortium (NWEC) / Defense Ordnance Technology Consortium (DOTC) for funding of IM packaging systems to be submitted Spring 2008. This funding cycle was delayed from the Fall of 2007 because of Pentagon procedural issues. The process will be managed this year in a BAA (Broad Agency Announcement) specifically for NWEC / DOTC members. It now appears that this BAA will not be bid until late May 2008 with funding of selected projects likely in late June 2008, at the earliest.

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

In early 2006, BlastGard submitted proposals to the Nigerian Army, which requested BlastWrap®, to be used as a temporary solution for IM packaging. In addition, we offered to provide ATO training, design, support and procedures for facilities, including new, “state of the art” facilities to protect against further disastrous blast events in their weapons depots. As previously reported, BlastGard conducted a series of successful demonstrations for the Nigerian Army Ordnance Corps, demonstrating the effectiveness of BlastWrap® in reducing blast pressure and impulse and for preventing sympathetic detonation. BlastGard submitted proposals for BlastWrap®, for IM packaging, for training programs, for rapid deployment wall and bunker systems, for fire resistance products, and will offer oil pipeline protection systems soon for initial funding by the Nigerian government. Although the 2006 Nigerian government budget includes a line item for initial BlastWrap® requirements, these contracts have not yet been placed. The Nigerian Army is still considering use of 536,000 sq, ft. of BlastWrap and standard plywood weapons crates for a repackaging of their munitions in their weapons cantonments throughout the country; however, in late 2007 the Nigerian authorities requested and we have submitted an alternative product. We have developed and presented a BlastWrap®-lined molded plastic munitions case for this application. The durability, life expectancy and life cycle costs of this solution are perceived as far superior to the wood crate approach for the typical Nigerian cantonment climate. The 2008 Nigerian federal military budget allegedly includes funds for this product. All steps preparatory to funding this requirement are concluded. Upon government funding, negotiation of final terms will ensue.

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

In June 2006, we introduced a new line of aviation products. In accordance with a five-year alliance agreement with Nordisk Aviation Products, Inc. (“Nordisk”) signed in October 2005, BlastGard has combined its BlastWrap® blast-mitigating technology with Nordisk’s LD3 containers to create superior blast mitigating products for the air cargo and unit loading device (ULD) market. ULDs are pallets and containers used to load luggage, freight, and mail onto wide-body aircraft that facilitate the bundling of cargo into large units. The introduction of this product line enables the Company to provide the airline industry an important new line of defense to increase airline safety of passengers and crewmembers. Nordisk is headquartered in Cape Canaveral, Florida. Nordisk is a manufacturer, repair and leasing company of Unit Loading Devices (“ULD”) engaged in developing, supplying and supporting ULD equipment for the commercial passenger and air freight/cargo airline industry as well as the military, including its engineering support, and Worldwide Service Network. The purpose of the Alliance is to combine Nordisk Services products with the BlastGard® Technology to offer enhanced blast mitigated products to the ULD marketplace with respect to both existing ULD’s and newly manufactured ULD’s. There are an estimated 600,000 containers in service in the fleet today with approximately 40,000 new units sold each year. Each unit has an average useful life of about 5 years, and we estimate that the total number of units in service will continue to rise over the next 10 years. We are working with the largest ULD container manufacturer in the world to develop a low-cost solution for ‘semi-hardened’ blast mitigation ULD containers that may vastly improve the chances of aircraft survival in the event of a reoccurrence of an airplane explosion in midair as occurred in Lockerbie, Scotland. Initial technical meetings with the primary US flag carriers commenced in August 2006. Current assessment of those meetings along with direction from TSA officials will dictate the next steps. Contacts with international carriers will follow these initial efforts. Continental Airlines was both interested and enthusiastic about the value proposition BGI presented for its light weight TwinTex Blast-mitigated ULD. The capital cost is dramatically lower than the hardened containers of Galaxy and Telair, and the operating cost will actually pay back the unit capital expenditure in .8 years, saving fuel and/or increasing freight capacity/revenue thereafter. We are standing by while DHS/TSA considers the next testing and certification issues on these products. We also briefed the lead engineer of Strategic Projects for a major air/ground service company and there are three potential project initiatives being considered for their over 600 aircraft fleet – (1) airframe lining with BlastWrap for shock holing protection, (2) container (ULD) retrofit with the BGI system, and (3) Least Resistant Bomb Location (LRBL) packaging options, including a fire/small explosives packaging product manufactured by VIZIMAGE LLC in Minnesota. We have sent samples to them for initial evaluation.

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

On February 13, 2008, we introduced a new product for perimeter and structure protection. The BlastGard Barrier System (“BBS”) is an innovative combination of three patented technologies, an HDPE cellular core, BlastWrap® and an aesthetically pleasing novel fascia system. BBS has extraordinary blast, ballistic, fragment, shaped charge jet and breaching resistance capabilities and it is beautiful, low cost, configurable and “stealthy”. The cellular core material, patented by the U.S. Army, has been used extensively by the U.S. military and commercial clients worldwide for building roads, for shoring up unstable roads, for extensive soil stabilization projects and for revetments and barriers. After the core is placed and filled, BlastWrap® is attached to the “threat side(s)” of the BBS structure, and finally, the fascia system encloses the entire structure, thereby creating an effective “stealth” characteristic for the entire BBS structure…that is, the extreme capabilities of this system are not at all visually apparent. BlastGard’s new high-capacity Clients with concerns about heavy blast, breaching, ballistic, fragment and shaped charge jet threats to their facilities can now effectively address all of those threats with our economical solution.” Optional electronic security capabilities can also be integrated into the system.

On February 19, 2008, we entered into a strategic business agreement with Preparation Security, LLC (“PSL”) of New York, NY. PSL is owned and operated by William N. Walker, Managing Director of Millennium Capital Consultants Inc., Mr. Walker and his associates are experienced in marketing products and systems in the Middle East and several other countries in the surrounding region. Recent assignments included: assistance in arranging $600 million in subcontracts relating to military support and reconstruction of Iraq for several clients in the construction and transportation sectors. Recent domestic activities include brokering acquisition of $300 million publicly held US defense contractor; organizing buyout of US several defense-sector companies, serving as Official Financial Advisor to a Jordanian governmental organization and US defense contractor. Prior to his position as founder and Managing Director of Millennium, Mr. Walker served as Ambassador and Chief US Trade Negotiator in GATT Multilateral Trade Negotiations in Geneva; and as General Counsel of two government agencies; and as

Director of Presidential Personnel Office for President Gerald R. Ford. The agreement requires significant contracts to be realized in the near future and in subsequent agreement years. Sales must reach minimum thresholds of $1.0 million, $2.0 million, $4.0 million and $6.0 million in the agreement periods defined, the first of which is near term.

On February 25, 2008, we introduced a new product for Airport Security, transit stations, convention centers, and other transportation centers’ with security requirements, the BlastGard® Gard Cart. The BlastGard® MBR Gard Cart (Mobile Suspect Package Removal Unit), which houses BlastGard’s MBR 300, provides security personnel with an effective tool for safe removal of an explosive device after it is discovered. The MBR Gard Cart contains and protects against all lethal threats posed by the detonation of an improvised explosive device (IED) and also provides rapid removal of the threat using a Mobile Removal Unit Cart. When a suspect package or device is discovered, the airports now have a safe means of securing that package and removing it from public exposure until the bomb squad arrives. In this way, the MBR Gard Cart can help prevent long airport facility shut-down times presently experienced when a suspect package is discovered.

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

Research and Development

In 2007, 2006 and 2005, we spent approximately $54,789, $128,853, and $234,000, respectively, on research and development related activities. To date our products or prototypes of our products have been provided by us at no charge to potential customers for their own evaluation and testing done at their expense.

Employees

As of April 9, 2008, we had four full time officers who are employees. Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

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

We can provide no assurances we will be able to continue as a going concern or raise additional financing in the future. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at December 31, 2007. These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. While we completed a plan of financing and raised $3,968,810 in April/May 2007, we will likely require additional financing in the immediate future. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern. See “Notes to our Financial Statements.”

We have total liabilities at December 31, 2007 of $1,078,190, net of unamortized discount of $235,857 and may not be able to meet our obligations as they become due. Substantially all of this debt was owed to our secured debt holders who have security interests in all our tangible and intangible assets. At December 31, 2007, we had convertible secured debt of $1,251,000 which we are obligated to pay principal and interest monthly. Our debt agreements provide for certain events of default that may trigger acceleration of the principal of our debt and the payment of additional sums of money in the event we are in default. We can provide no assurances that we will be able to meet our debt obligations as they come due in 2008. Further, the holders of our secured debt have certain registration rights with respect to the common stock underlying the debentures and warrants held by them. In the event we do not obtain and maintain an effective registration statement of all their underlying common stock for resale in accordance with certain registration rights agreements, we would become in default under our agreements with certain holders of our secured debt. We can provide no assurances that our efforts to obtain and maintain an effective registration statement with respect to their registrable securities will be successful. See “Notes to our Financial Statements.”

We have incurred substantial losses from inception and we have only recently begun to generate revenues; failure to achieve significant revenues and profitability in the future would cause the market price for our common stock to decline significantly. We have generated net losses from inception. We have an accumulated retained deficit of $11,012,553 and a shareholders’ equity of $671,866 as of December 31, 2007, and we have only recently begun to generate limited revenues. As we experience anticipated growth and an expansion of our operations, we are likely to experience an increase in operating expenses and costs of doing business. If we don’t immediately achieve significant revenues and profitability in the near future, the market price for our common stock could decline significantly.

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

If future market acceptance of our products is poor, we will not be able to generate adequate sales to achieve profitable operations. Our future is dependent upon the success of the current and future generations of one or more of the products we sell or propose to sell. Since inception, we have had limited sales of any of our products. If future market acceptance of our products is poor, we will not be able to generate adequate sales to achieve profitable operations.

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

Our products may be subject to technological obsolescence, which would adversely affect our business by increasing our research and development costs and reducing our ability to generate sales. Considerable research is underway into blast mitigation. Discovery of another new technology could replace or result in lower than anticipated demand for our products and could materially adversely affect our operations.

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

•

sales of our common stock.

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price. As of December 31, 2007, we have outstanding 39,786,554 shares of common stock, including an estimated 28,357,554 outstanding shares held by non-affiliated persons. Of the 39,786,554 outstanding shares in January 2008, we registered 14,702,306 restricted securities for resale in a Registration Statement filed with the Securities and Exchange Commission which included a definitive Prospectus filed with the Commission on January 11, 2008. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

Item 2.

Description of Property

We do not own any real estate properties. Effective July 1, 2007, we entered into a one-year lease for approximately 150 square feet of office space for our headquarters located in Clearwater, Florida. We are paying $600 per month over a term of one year under the lease. We also have satellite offices for our executive officers located in Houston, Texas and Toronto, Canada. In connection with these satellite offices, we currently pay an affiliated company office rent of an aggregate of approximately $1,200 per month. Management believes that suitable facilities will be obtained that are adequate for our current and anticipated needs.

Item 3.

Legal Proceedings

On September 12, 2005, we were served with a lawsuit that was filed in the Second Judicial District Court in Washoe County, Nevada as case number CV-05-02072 (the “Nevada Action”). The plaintiff in the lawsuit was Verde Partners Family Limited Partnership. The lawsuit makes a variety of claims and contends that BlastGard and certain officers of BlastGard misappropriated certain technology, including two patents, and seeks damage “in excess of $10,000”. The action was removed to federal court in Nevada. We filed a motion to have the case dismissed as to BlastGard International, Inc., and all other defendants, for lack of personal jurisdiction. There was also a motion for a more definite statement in that three of the claims by Verde are conclusory, vague and ambiguous.

On July 14, 2006, the United States District Court rendered its decision in the Nevada Action. It was ordered and adjudged that the motion to dismiss the individual defendants and the motion to dismiss the BlastGard defendants was granted. Defendants’ motion for a more definite statement is moot. The Court entered judgment on July 17, 2006 in favor of all Defendants and against the Plaintiff. The Plaintiff had 30 days from the date of the judgment (July 17) to file a notice of appeal and no filing was made.

On July 19, 2006, we filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida. The Defendants in the lawsuit are Sam Gettle, Guy Gettle and Verde Partners Family Limited Partnership (“Verde”). The lawsuit contends that the Defendants have committed defamatory acts against BlastGard International and its products. The lawsuit also asks for a declaration that BlastGard International is not liable for the acts complained of in the Nevada action. On BlastGard’s affirmative claims for defamation, the Florida action seeks injunctive relief and damages in excess of $15,000, exclusive of attorney’s fees and costs. Sam Gettle, Guy Gettle, and Verde counter claimed in the lawsuit alleging the same bad acts complained of in the Nevada action. The counterclaim seeks an award of unspecified damages and injunctive relief. Due to the fact that discovery is continuing, Management does not posses enough information to estimate the possible outcomes associated with this case.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.

Market for Common Stock and Related Shareholder Matters

There is a limited public market for our Common Stock. Our common stock has been quoted on the OTC Bulletin Board under the symbol “BLGA” since March 29, 2004 (on some internet-based services such as http://finance.yahoo.com, stock quotes can be accessed using the symbol BLGA.OB).The following table sets forth the range of high and low sales prices for our Common Stock for each quarterly period indicated.

Quarter Ended	High Sales	Low Sales
June 30, 2004	$7.00	$3.05
September 30, 2004	$4.25	$1.30
December 31, 2004	$5.00	$1.61

March 31, 2005	$4.75	$1.12
June 30, 2005	$1.80	$1.05
September 30, 2005	$1.65	$0.66
December 31, 2005	$1.09	$0.45

March 31, 2006	$0.67	$0.30
June 30, 2006	$0.75	$0.31
September 30, 2006	$ 0.69	$0.45
December 31, 2006	$0.59	$0.33

March 31, 2007	$0.39	$0.26
June 30, 2007	$0.45	$0.23
September 30, 2007	$0.44	$0.28
December 31, 2007	$0.35	$0.10

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission.

Holders

As of March 21, 2008, there were approximately 273 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on its common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Repurchases of equity securities

During the past three years, we did not repurchase any of our outstanding equity securities.

Sales of Unregistered Securities

See “Item 6 and Item 12” regarding securities issued to officers, directors, consultants and others.

We believe that the transactions in our unregistered securities described in Item 6 and Item 12 were exempt from registration under Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D. Each transaction did not involve a public offering and an appropriate restrictive legend was placed on each security, unless subsequently registered for resale under the Securities Act.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Statements contained herein that are not historical facts are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained in this Form 10-KSB, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. Our actual results could differ materially from those discussed here.

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

Results of Operations

Year Ended December 31, 2007 vs. 2006

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to six government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from the National Railroad Passenger Corporation also known as Amtrak., the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC Transit and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. For fiscal 2007, we recognized sales of $408,988 and a gross profit of $68,881, as compared to sales of $925,880 and a gross profit of $234,415 for the comparable period of the prior year.

For fiscal 2007, our overall operating and non operating expenses, including interest expense and gain on derivative liability, were relatively constant over the comparable period of the prior year. In October 2007, we took measures to reduce our monthly operating costs from approximately $210,000 per month to an estimated $180,000 per month. In the first quarter of 2008, we took additional measures to substantially reduce our monthly operating costs. See “Recent Developments” under Item 6 following “Liquidity and Capital Resources.”

Our net loss for fiscal 2007 was $3,827,188 as compared to $2,451,476 for the comparable period of the prior year.

BlastGard’s products are currently being tested (or have recently been tested) and evaluated by many military and defense contractors and commercial companies in the United States and abroad as described under Business Prospects. As we experience anticipated growth and expansion of our operations, we will experience an increase in operating expenses and costs of doing business.

Business – Prospects

Various Product Lines Identified For BlastWrap® - We have Several Completed and Finished Products

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

Our technology is being customized for specific industries and applications. We have examined the various markets where explosions occur, selected targeted applications and focused on development of products for those businesses and agencies at risk. While designing finished products engineered with BlastWrap®, we have taken into account that some products must be portable, while others will remain at a fixed location. Some products have been designed to contain identified explosive agents, while others are designed to mitigate unidentified explosive threats. With these standards in mind, we have developed or are developing the following product lines to address the needs of customers and targeted markets:

•

Mitigated Bomb Receptacles and MBR Gard Cart;

•

Blast Mitigated Unit Load Device (“BMULD”) – LD3 Container;

•

Lining – Aircraft;

•

Insensitive Munitions (IM) Weapons Container;

•

Mitigated Trash Receptacle;

•

BlastGard Barrier System (“BBS”) is an innovative high capacity wall system combining three patented technologies, an HDPE cellular core, BlastWrap® and an aesthetically pleasing novel fascia system with extraordinary blast, ballistic, fragment, shaped charge jet and breaching resistance capabilities.

MBR 300 and MBR Gard Cart

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

The BlastGard® MBR Gard Cart (Mobile Suspect Package Removal Unit), which houses BlastGard’s MBR 300, provides security personnel with an effective tool for safe removal of an explosive device after it is discovered. The MBR Gard Cart contains and protects against all lethal threats posed by the detonation of an improvised explosive device (IED) and also provides rapid removal of the threat using a Mobile Removal Unit Cart. When a suspect package or device is discovered, the airports now have a safe means of securing that package and removing it from public exposure until the bomb squad arrives. In this way, the MBR Gard Cart can help prevent long airport facility shut-down times presently experienced when a suspect package is discovered. The United States Transportation Security Administration has worked hard to secure U.S. airports against a range of threats that includes attacks against both aircraft and ground facilities. The largest and most visible investment made by the agency has been in enhancing the passenger screener force and in massively expanding the number of explosive detection systems (EDS) required to examine checked luggage for bombs. Effective security, therefore, includes not only deterrent and preventive measures but also efforts to mitigate casualties, damage, and disruption. Since deterrence and prevention are sometimes difficult to achieve given the nature of terrorism and the inherent vulnerabilities of public transportation, great emphasis is also placed upon the mitigation of casualties through design of facilities and upon effective, rapid response that ensures safety while minimizing disruption. We believe that the MBR 300 is an ideal incident / security management technology for airports when dealing with bomb threats and suspicious objects or packages, especially in passenger carryon baggage.

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

BlastGard Barrier System (“BBS”) High-Capacity Wall System for Perimeter and Structure Protection

The BBS product is an innovative combination of three patented technologies, an HDPE cellular core, BlastWrap® and an aesthetically pleasing novel fascia system. BBS has extraordinary blast, ballistic, fragment, shaped charge jet and breaching resistance capabilities and it is beautiful, low cost, configurable and “stealthy”. The cellular core material, patented by the U.S. Army, has been used extensively by the U.S. military and commercial clients worldwide for building roads, for shoring up unstable roads, for extensive soil stabilization projects and for revetments and barriers. After the core is placed and filled, BlastWrap® is attached to the “threat side(s)” of the BBS structure, and finally, the fascia system encloses the entire structure, thereby creating an effective “stealth” characteristic for the entire BBS structure…that is, the extreme capabilities of this system are not at all visually apparent. Clients with concerns about heavy blast, breaching, ballistic, fragment and shaped charge jet threats to their facilities can now effectively address all of those threats with our economical solution. Optional electronic security capabilities can also be integrated into the system.

In summary, we have developed either finished products or working prototypes of BlastWrap® products for each of the product lines described above. All of these products have been successfully tested and evaluated in-house, by third-parties and by interested clients and strategic partners. Prototypes may require further modifications based on the test results and client and partner feed-back. However, we have the following products that are completed and finished products, available for sale that we are currently manufacturing and marketing:

•

The core product, BlastWrap®;

•

BlastGard® MTR (mitigated trash receptacle);

•

BlastGard MBR 300 (mitigated bomb receptacle) and MBR Gard Cart;

•

BMULD (Blast Mitigated Unit Load Device - LD3 Container); and

•

BlastGard Barrier System (“BBS”) high-capacity wall system for perimeter and structure protection.

Liquidity and Capital Resources.

At December 31, 2007, we had cash of $1,384,979, a retained deficit of $11,012,553 and shareholder equity of $671,866. During 2007, net cash was used in operating activities of $1,539,693. This resulted primarily from our net loss of $3,827,188, partially reduced by a stock based compensation non-cash charge of $1,113,997 and depreciation and amortization of $167,447. During 2007, net cash was used in investing activities of $160,567, primarily payments for deferred costs and loan receivable (recorded as bad debt).

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital from the sale of equity and/or debt securities. In April/May 2007 we secured approximately $4,000,000 through an equity financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. In this respect, see “Note 1 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

At December 31, 2007, we had cash of $1,384,979. At that date, we owed approximately $846,280 pursuant to our December 2004 Debt (described herein) and approximately $405,000 pursuant to our June 2006 Debt (also as described herein). As of April 9, 2008, we had cash of approximately $700,000 and we owed approximately $557,000 and $355,000 to the holders of our December 2004 Debt and June 2006 Debt, respectively. As described under “Recent Developments” in this Item 6, we recently paid down the December 2004 Debt by $150,000 and received an extension from the holders of the December 2004 Debt to make payment in full on or before August 29, 2008. The June 2006 Debt will become due and payable on June 22, 2008. See “Recent Developments” following “Liquidity and Capital Resources” for additional information.

In August 2007, we owed the holders of the June 2006 Debt (the “Sellers”) the principal amount of $1,200,000. Pursuant to an agreement dated as of August 7, 2007 (the “August 2007 Agreement”), Robert F. Rose Investments and certain other non-affiliated parties (collectively hereinafter referred to as the “Purchasers”) entered into an agreement with the Sellers to purchase the remaining June 2006 Debt, which transaction is personally guaranteed by Mr. Rose. Upon the completion of said transaction, the Purchasers had agreed to automatically convert their June 2006 Debt into shares of our Common Stock at $.30 per share. To date, $795,000 of the $1,200,000 has been completed and converted into our Common Stock at $.30 per share. Pursuant to an agreement dated as of September 21, 2007, the Purchasers agreed to assign $355,000 of the remaining $405,000 to be purchased pursuant to the August 2007 Agreement to five non-affiliated persons (collectively hereinafter referred to as the “Assignees”) and the Assignees deposited $355,000 in escrow with Sellers’ attorney, as Escrow Agent. Subsequently, the Assignees notified the Escrow Agent that it should not release the escrowed funds from escrow and demanded the return of their funds. Said $355,000 is currently the subject of a legal dispute and such funds are being held in escrow by the Seller’s attorneys. Although there is a dispute as to the rights and obligations of the parties pursuant to the aforementioned agreements and the possible conversion of the June 2006 Debt into shares of our Common Stock, we have continued to make interest payments on the June 2006 Debt so as to avoid any claim of default. See “Recent Developments” under “Item 6.”

We estimate that we will require at least an additional $1,500,000 in additional financing and cash flow from operations to support our operations and to meet our debt obligations as they become due and payable over the next 15 months of operations. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

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

Recent Developments

The Company entered into employment agreements with its corporate officers effective April 1, 2007. These agreements committed the Company to combined salaries of $950,000 and granted 1,450,000 options as signing bonuses. One officer also received a cash signing bonus in the amount of $160,000. The employment agreements also contain provisions for the grant of options to purchase 15,900,000 shares as performance bonuses based on certain sales volumes. On November 9, 2007, our executives agreed to amend their employment agreements to cancel 10,600,000 (equivalent to two-thirds) of the performance based option incentives to reduce the potential dilution to our shareholders. Effective December 31, 2007, Kevin J. Sharpe voluntarily terminated his employment contract due to visa issues. Also effective February 1, 2008, James F. Gordon, John L. Waddell, Jr. and Michael J. Gordon, each agreed to reduce their monthly salaries to $8,000 per month in exchange for the right to receive sales commissions. See “Item 10.” Pursuant to an agreement dated as of March 20, 2008, the holders of the December 2004 Debt received from us a payment towards principal of $150,000 and agreed to extend their balloon notes to August 29, 2008 and to eliminate the monthly payment of principal and interest. The revised debt terms will result in monthly savings of approximately $45,000.

Since April 2008, our monthly cash needs are budgeted to average approximately $80,000 per month, with the following approximate breakdown:

salaries and benefits:	$46,000
professional fees	12,000
office overhead	3,000
Travel	9,000
research and development	5,000
Miscellaneous	5,000
Total	$80,000

As of April 16, 2008, we owe principal of $567,926 to the holders of the December 2004 (the “Senior Lenders”) and principal of $355,000 to the holders (the “2006 Lenders”) of the June 2006 Debt (the “2006 Debt”). In August 2007, the 2006 Lenders entered into an agreement for Robert F. Rose Investments Ltd. and certain other non-affiliated persons (the “Purchasers”) to purchase the then outstanding 2006 Debt and the remaining Class C and Class F Warrants owned by the 2006 Lenders and to automatically convert the 2006 Debt at each closing into our Common Stock at a conversion price of $.30 per share. Such obligation was guaranteed by Robert F. Rose. In 2007, the Purchasers closed on $795,000 of the transaction, pursuant to which the Purchasers acquired BlastGard shares of Common Stock issued upon conversion of the 2006 Debt, Class C and Class F Warrants. Subsequently, the Purchasers assigned certain rights under the 2007 Agreement to third parties (the “Assignees”), whose monies are currently held in escrow at Feldman Weinstein & Smith LLP and a dispute has arisen in connection with the foregoing transactions, which dispute is ongoing.

The December 2004 Debt became due and payable on March 20, 2008. However, pursuant to a Waiver and Modification Agreement dated as of March 20, 2008, the Senior Lenders received $150,000 from BlastGard in exchange for an extension of the due date of the December 2004 Debt which is now due and payable on August 29, 2008. The Senior Lenders and BlastGard also agreed to adjust the conversion price from a fixed price of $.30 per share to provide the Senior Lenders with the following rights:

“The Holder(s) may elect at any time to convert through the Maturity Date of the Notes and thereafter until the Notes are paid in full, the unpaid principal of the Notes and the accrued interest thereon at a 10% discount (15% discount if the average trading volume per day over the ten preceding trading days prior to a conversion date is 60,000 shares per day or less) to the fair market value of the Company’s Common Stock. The fair market value of the Company’s Common Stock is defined as the average of the closing sales price of the Company’s Common Stock on the OTC Electronic Bulletin Board for the ten trading days preceding each respective conversion date of the Note(s). Notwithstanding anything contained herein to the contrary, the Notes shall not at any time be convertible at a conversion price below $.10 per share (the “Floor Price”) or above a ceiling price of $.25 per share (the “Ceiling Price”).

In connection with the foregoing, the Senior Lenders agreed to waive the anti-dilution provisions of their Class A and Class F Warrants which would have entitled them to an adjustment in the exercise price of their Warrants and, in the case of the Class F Warrants, an adjustment in the number of shares purchasable thereunder.

The foregoing Modification Agreement between BlastGard and the Senior Lenders triggered the anti-dilution provisions of (x) the June 2006 Debt to the extent that it is ultimately determined by a court of law or settlement agreement that we owe the principal of the June 2006 Debt to the 2006 Lenders (as opposed to being obligated to deliver our Common Stock upon conversion thereof to the Purchasers or Assignees at a conversion price of $.30 per share) and (y) the Class A, Class C and Class F Warrants held (or to be acquired) by the 2006 Lenders, the Purchasers, the Assignees and/or certain other non-affiliated persons (collectively hereinafter referred to as “Our Securities Holders”).

We are currently attempting to obtain Waiver and Modification Agreements with Our Securities Holders to waive the anti-dilution provisions of their Class A, Class C and/or Class F Warrants held by them in connection with our March 20, 2008 Agreement with our Senior Lenders. We can provide no assurances that we will be successful in this regard. In this respect, we have entered into an agreement with the 2006 Lenders. Said agreement provides that in the event a Settlement Agreement is entered into or a court of law provides for the resolution of the dispute noted five paragraphs above and the 2006 Lenders end up beneficially owning the 2006 Debt and/or Class C and Class F Warrants, the 2006 Debt will have the same anti-dilution rights as those granted to the Senior Lenders. Further, such agreement provides that the 2006 Lenders will have waived their anti-dilution rights with respect to their Class C and Class F Warrants to receive a lower conversion price and/or additional shares purchasable thereunder as it relates to our March 2008 Agreement with the Senior Lenders.

2007 Private Placement and Related Agreements

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

•

to terminate Andrew McKinnon’s (currently BlastGard’s Chief Executive Officer) prior obligation to purchase the aforementioned securities; and

•

to have a first closing occur on August 8, 2008 as to one-half the securities and a second closing to occur no later than September 22, 2007. The purchasers of the June 2006 Debt agreed to convert their Debentures into shares of our Common Stock at $.30 per share effective at each closing. As of April 9, 2008, closings have occurred on two-thirds of the securities subject to contract, and the outstanding June 2006 Debt has been otherwise reduced to a principal amount of approximately $355,000

Other Recent Financings

December 2004 Debt Financing

In December 2004, we raised $1,420,000 from five investors in a convertible debt financing, and issued to the investor’s secured convertible notes due October 31, 2007 and common stock purchase warrants. The notes each bear an interest rate of 8% per annum. Aggregate monthly payments of 1.2% of the principal amount were due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount were scheduled for payment commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount were scheduled for payment commencing November 1, 2006 through October 31, 2007. Payments are applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007. In June 2006, the holders of the December 2004 debt agreed to modify their rights to receive interest only from June 1, 2006 through May 31, 2007 and thereafter to resume the original payment schedule from June 1, 2007 through the due date of their notes on October 31, 2007. The note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of our common stock at as adjusted conversion price of $.75 per share, subject to further adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. On March 16, 2006, the exercise price of the notes was originally reduced from $1.50 per share to $1.00 per share as we failed to achieve gross revenues of at least $15 million or net profits of at least $1 million for the year ended December 31, 2005 and on June 22, 2006, the conversion price was reduced to $.75 per share. On April 20, 2007, the conversion price of the notes was reduced to $.30 per share. See “Recent Developments” under this “Item 6” for additional information.

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

Also in connection with the December 2004 debt, we issued the note holders two types of warrants to acquire shares of our common stock. We issued to the investors “Class A” Common Stock Purchase Warrants which entitle the investors to acquire an aggregate of 473,336 shares of our common stock currently exercisable at a price of $.45 per share through December 2009 and contain a “cashless exercise” provision that applies only in the event that a registration statement for the resale of the shares is not effective. We also issued to the investors “Class B” Common Stock Purchase Warrants entitling them to acquire an aggregate of 141,999 shares of our common stock last exercisable at a price of $.45 per share through December 2007. These warrants expired unexercised. See “Item 12” for additional information.

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

Source Capital Group, Inc. acted as a finder in connection with the June 2006 transaction. Source Capital was paid 25,000 shares of restricted common stock, a cash fee of $72,000, which represents 6% of the gross proceeds and a 6% fee of each class of warrants issued in connection with the June 2006 debt financing, which warrants were issued by us and not deducted from those issued to any other party. See “Recent Developments” under this “Item 6” and “Item 12” for additional information.

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

Item 7.

Financial Statements

The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet at December 31, 2007	F-4

Statements of Operations for the years ended
December 31, 2007 and 2006	F-5

Statement of Changes in Shareholders' Deficit for the years ended
December 31, 2007 and 2006	F-6

Statements of Cash Flows for the years ended
December 31, 2007 and 2006	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

Blastgard International, Inc.

We have audited the balance sheet of Blastgard International, Inc. as of December 31, 2007, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blastgard International, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has used significant cash in support of its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP

Englewood, Colorado
April 7, 2008

BLASTGARD® INTERNATIONAL, INC.

BALANCE SHEET

DECEMBER 31, 2007

Assets
Current assets:
Cash	$1,384,979
Receivables:
Trade, net	31,245
Inventory	121,223
Prepaid expenses	54,206
Total current assets	1,591,653
Property and equipment, net	5,297
Other assets:
Debt issue costs, net	56,530
Deferred costs	95,804
Deposits	772
$1,750,056
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on convertible notes payable, net of
unamortized discount of $235,857	$1,015,424
Accounts payable	28,766
Derivative liability	34,000
Total current liabilities	1,078,190
1,078,190
Shareholders’ equity
Preferred stock, $.001 par value; 1,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized,
39,786,554 shares issued and outstanding	39,787
Additional paid-in capital	11,644,632
Retained deficit	(11,012,553)
Total shareholder’s equity	671,866
$1,750,056

See accompanying notes to financial statements.

BLASTGARD® INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Revenues:
Sales	$408,988	$925,880
Cost of goods sold	340,107	691,465
Gross profit	68,881	234,415

Operating expenses:
General and administrative	2,663,733	2,038,060
Research and development	54,789	128,853
Bad debt expense	140,000	—
Depreciation and amortization	26,652	29,127
Total operating expenses	2,885,174	2,196,040

Operating loss	(2,816,293)	(1,961,625)

Non-operating income/(expense):
Gain on derivative liability (Note 6)	126,000	272,000
Interest income	65,142	11,539
Rental income	500	4,500
Loss on disposal of assets	(1,150)	(863)
Interest expense (Notes 4 and 5):
Amortized debt issue costs	(140,795)	(136,681)
Amortized debt discount	(890,129)	(482,475)
Other	(170,463)	(157,871)

Loss before income taxes	(3,827,188)	(2,451,476)

Income tax provision (Note 3)	—	—

Net loss	$(3,827,188)	$(2,451,476)

Basic and diluted loss per share	$(0.12)	$(0.11)

Basic and diluted weighted average
common shares outstanding	32,655,112	22,213,653

See accompanying notes to financial statements.

BLASTGARD® INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

			Additional	Prepaid
	Common Stock	Common Stock	Paid in	Services for	Retained
Description	No. of Shares	Par Value	Capital	Stock	Deficit	Total
Beginning Balance	22,310,913	$22,311	$4,304,458	$-	$(4,733,889)	$(407,120)
						-
Stock for advisory agreement	25,000	25	6,726	—	—	6,751
Cancellation of shares	(300,000)	(300)	300	—	—	-
Shares for PR services	75,000	75	32,175	—	—	32,250
Shares contributed for Q-B	(625,000)	(625)	625	—	—	-
Shares for Consulting contract	625,000	625	268,125	(223,958)	—	44,792
Vesting stock options/warrants	—	—	1,700,661	—	—	1,700,661
2006 deficit	—	—	—	—	(2,451,476)	(2,451,476)
						-
	22,110,913	22,111	6,313,070	(223,958)	(7,185,365)	(1,074,142)

Vesting of stock options		-	372,068	—	—	372,068
Sales of stock	13,229,370	13,230	3,955,581	—	—	3,968,811
Offering costs	—	—	(491,648)	—	—	(491,648)
Inducement to waive rights	150,000	150	44,850	—	—	45,000
Conversion of debt	2,883,333	2,883	862,117	—	—	865,000
Board member compensation	90,000	90	44,910	—	—	45,000
Revaluation and partial cancelation of warrants	—	—	340,994	—	—	340,994
Issued additional stock for penalty	1,322,938	1,323	426,648	—	—	427,971
Amortization of consulting services for stock	—	—	(223,958)	223,958	—	-
2007 loss	—	—	—	—	(3,827,188)	(3,827,188)
						-
	39,786,554	$39,787	$11,644,632	$-	$(11,012,553)	$671,866

See accompanying notes to financial statements.

BLASTGARD® INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(3,827,188)	$(2,451,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,447	165,808
Revalue warrants	141,866	—
Stock-based compensation	1,113,997	673,159
Discount on convertible notes payable	890,129	482,475
Bad debt expense	140,000	—
Gain/(loss) on derivative liability	(126,000)	—
Loss on disposal of assets	1,150	863
Changes in operating assets and liabilities:
Accounts receivable	17,948	156,348
Inventory	145,092	(251,816)
Other operating assets	(31,322)	(276,705)
Accounts payable and accruals	(172,812)	179,068
Net cash used in operating activities	(1,539,693)	(1,322,276)

Cash flows from investing activities:
Payments for deferred costs	(21,861)	—
Loan receivable	(140,000)	—
Proceeds form sale of assets	2,040	666
Purchases of property and equipment	(746)	(5,655)
Net cash used in operating activities	(160,567)	(4,989)

Cash flow from financing activities:
Proceeds from issuance of debt	—	1,305,000
Proceeds from sale of stock	3,968,810	—
Payments for stock issue costs	(491,648)	—
Payments for debt principal	(404,216)	(326,667)
Payments for debt issue costs	—	—
Net cash provided by financing activities	3,072,946	978,333

Net change in cash	1,372,686	(348,932)
Cash, beginning of period	12,293	361,225

Cash, end of period	$1,384,979	$12,293

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$170,463	$157,871
Income taxes	$—	$—

See accompanying notes to financial statements.

BLASTGARD® INTERNATIONAL, INC.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2007.

Financial Instruments

The carrying amounts of cash, receivables and current liabilities approximate fair value due to the short-term maturity of the instruments. Debt obligations are carried at cost, which approximates fair value due to the prevailing market rate for similar instruments.

Accounts Receivable

Accounts receivable consists of amounts due from customers (mostly government agencies) based in the United States and abroad. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of December 31, 2007, management believes an allowance for uncollectible accounts in the amount of $3,873 is adequate.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market is generally considered to be net realizable value. Inventory consists of materials used to manufacture the Company’s BlastWrap® product and finished goods ready for sale. The breakdown of inventory is as follows:

Finished goods	$84,045
Materials and supplies	18,456
Total inventory	$121,233

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

Advertising

Advertising costs are expensed as incurred. Advertising costs of $5,983 and $150,855 were incurred during the years ended December 31, 2007 and 2006, respectively.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using assumptions for volatility, expected term, risk-free interest rate and dividend yield. We have used one grouping for the assumptions as our option grants are primarily basic with similar characteristics. The expected term of options granted has been derived based upon our history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility is based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is based on the historical dividend yield.

Loss per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2007, there were 8,060,750 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were antidilutive. In addition, at December 31, 2007 the Company had 13,188,473 warrants outstanding issued in connection with convertible promissory notes and stock sales. These warrants were convertible into approximately 7,000,000 shares of the Company’s common stock. Shares issued resulting from the conversion would also be antidilutive.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (SFAS 155), which amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. The adoption of SFAS 155 is expected to affect the recording of future convertible debt. The Company has not revalued any previously issued financial instruments.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain circumstances. We do not expect the adoption of SFAS 156 to materially impact our financial position or results of operations.

 In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not materially impact our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of SFAS 157 to materially impact our financial position or results of operations

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We do not expect the adoption of SFAS 157 to materially impact our financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Company has not determined the affect of adopting this standard.

(2)

Property and Equipment

Property and equipment consisted of the following at December 31, 2006:

Equipment	$59,831
Furniture	15,057

Gross property	74,888
Less accumulated depreciation	(69,591)

$5,297

Depreciation expense totaled $26,652 and $29,127, respectively, for the years ended December 31, 2007 and 2006.

(3)

Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at December 31, 2007:

$1,000,000 convertible promissory note issued
December 2, 2004, due on August 29, 2008,
8% annual interest rate, net of unamortized
Discount of $58,339	$561,809
$200,000 convertible promissory note issued
December 2, 2004, due on August 29, 2008,
8% annual interest rate, net of unamortized
Discount of $11,668	75,034
$100,000 convertible promissory note issued
December 2, 2004, due on August 29, 2008,
8% annual interest rate, net of unamortized
Discount of $5,834	57,544
$100,000 convertible promissory note issued
December 2, 2004, due on August 29, 2008,
8% annual interest rate, net of unamortized
Discount of $5,834	57,544
$20,000 convertible promissory note issued
December 2, 2004, due on August 29, 2008,
8% annual interest rate, net of unamortized
Discount of $1,347	11,329
763,260

Less: current maturities	(763,260)
$-

Maturities of convertible promissory notes are as follows at December 31:

2008	763,260

Each note carries a default interest rate of 15% per annum. Aggregate monthly payments of 1.2% of the principal amount are due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount are due commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount are due commencing November 1, 2006 through October 31, 2007. However, as a result of the June 22, 2006 debt financing, the payment arrangements were modified. Monthly payments of interest only (8%) based on the principal amount is due commencing June 1, 2006 through May 31, 2007, and then aggregate monthly payments of 6% of the principal amount is due commencing June 1, 2007 through August 29, 2008. Payments will be applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on August 29, 2008. All accrued interest had been paid in full as of December 31, 2007.

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

Detachable common stock warrants issued with convertible promissory notes

The fair value of detachable warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount is amortized over the life of the debt. As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value ($846,281 at December 31, 2007).

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

Debt issue costs

The Company paid its debt placement agent and its attorney a total of $112,370 and issued detachable Class “A” and “B” warrants in connection with the issuance of the convertible promissory notes. The original fair value of the warrants totaled $48,709, but increased to $55,342 following the re-pricing discussed above. The sum of the payments and the fair value of the warrants resulted in total debt issue costs of $167,712. Amortization resulting from the debt issue costs is charged to interest expense. Accumulated amortization and amortization expense of the debt issue costs totaled $167,712 and $27,732 as of and for the year ended December 31, 2007, respectively.

The convertible debt discount and related debt issue costs are expected to amortize as follows:

Date	Debt Discount	Debt Issue Costs	Totals
December 31, 2007	$ 83,022	$ -	$ 83,022

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
8% annual interest rate, net of unamortized
discount of $152,835	$252,165
252,165
Less: current maturities	(252,165)
$-

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

Carrying value of subordinated, convertible notes payable

The conversion of the subordinated, convertible notes payable is fixed at $0.30 per share of the Company’s common stock. Pursuant to SFAS 133, options embedded in contracts containing the price of a specific equity instrument are not clearly and closely related to an investment in an interest-bearing note and the embedded derivative must be separated from the host contract. At December 31, 2007, one-half of the subordinated convertible notes were still outstanding and were a portion of the warrants. As a result, the Company has bifurcated the option resulting from the conversion feature and has classified it as a derivative liability pursuant to SFAS 133. The following table presents the allocation of proceeds from the financing and the subsequent revaluation of the warrants and derivative liability.

Principal balance of the notes	$1,200,000
Less debt discounts:
Fair value of warrants (below)	(768,000)
Fair value of conversion option (below)	(432,000)
Less the conversion of debt	(795,000)
Plus the revaluation of discount and conversion option (below)	494,676
Current year amortization of discounts	552,489
Carrying value at December 31, 2007	$252,165

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

In connection with the financing activity in August 2007, the note holders agreed to rescind the increase in warrants and to increase the exercise price. The holders also agreed to cancel the “D” and “E” warrants. The number of warrants outstanding and the associated exercise price at December 31, 2007 was as follows:

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

Debt issue costs

The subordinated, convertible debt discounts and related debt issue costs are expected to amortize over the next two years as follows:

	Debt Discount	Debt Issue Costs
December 31,			Totals
2008	152,835	56,530	209,365
	$152,835	$56,530	$209,365

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

		Number of Shares
		In Which The
	Derivative	Derivative Liability
	Liability	Can Be Settled
Embedded conversion feature, June 22, 2006	$432,000	1,600,000

Embedded conversion feature, December 31, 2006	160,000	1,600,000

Embedded conversion feature, December 31, 2007	34,000	2,000,000
Current year to date change	$(126,000)

The change on the derivative liability resulted in a gain of $126,000 and $272,000 for the years ended December 31, 2007 and 2006, respectively.

(5)

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

Common stock issuances

In May 2007, the Company also sold 1,700,000 shares of its unregistered Common Stock at $.30 per share and issued 850,000 warrants exercisable at $.45 per share, pursuant to a Regulation D offering. The offering raised $510,000 in gross proceeds. Exemption from registration is claimed under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. All of the aforementioned securities have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In April 2007 the Company sold 11,529,368 units, each unit consisting of one share of its unregistered Common Stock at $.30 per share and one-half warrant, with a full warrant exercisable at $.45 per share in an offshore offering to non-US Persons through D &D Securities Company, its placement agent. The offering raised $3,458,810 in gross proceeds through the issuance of 11,529,368 shares and 5,764,684 warrants. In addition, the Company issued broker warrants to purchase 1,322,937 units. Exemption from registration is claimed under Regulation S of the Securities Act of 1933, as amended.

The above 2007 stock offerings were sold pursuant to the Company’s concurrent plans of financing that contain certain registration rights and penalty warrants for failure to meet certain registration or trading conditions by October 15, 2007. Since the Company did not register these securities or have them listed on one of two Canadian Exchanges by October 15, 2007, the Company issued to each investor an additional 10% in shares of Common Stock and an additional 10% Warrants on what they purchased in the 2007 Private Placement. The number of stock and warrants issued under this provision, 1,322,938 shares and 661,467 warrants, were valued at $427,971 which was recorded as stock compensation expense under general and administrative expenses.

On November 8, 2006, the Company issued 625,000 shares as an enticement to enter a sales consulting agreement with an unrelated party. These shares were contributed to the company by several officers. On that date, the traded market value of the common stock was $0.43 per share. The Company’s Board of Directors valued the issuance at market since the shares issued were unrestricted shares contributed by several officers. Stock-based compensation expense of $223,958 and $44,792 was recognized in the accompanying financial statements for the years ended December 31, 2007 and 2006, respectivelly. There was no deferred expense as of December 31, 2007.

On August 18, 2006, the Company issued 75,000 shares of its common stock in exchange for the services. The transaction was valued at the fair value of the common stock issued, or $.43 per share by the Company’s Board of Directors. Stock-based compensation expense of $32,250 was recognized in the accompanying financial statements for the year ended December 31, 2006.

In July 2006 the Company received 300,000 contested shares in settlement of litigation. These shares were cancelled upon receipt. See Note 9 below.

On February 23, 2006, the Company issued 25,000 shares of its common stock in exchange for investor relations services. On that date, the traded market value of the common stock was $0.32 per share. The transaction was valued at the fair value of the common stock issued, or $.27 per share by the Company’s Board of Directors. Stock-based compensation expense of $6,750 was recognized in the accompanying financial statements for the year ended December 31, 2006.

Options granted to non-employees, accounted for under the fair value method

On November 30, 2005, the Company granted its attorneys options to purchase an aggregate of 20,000 shares of the Company’s common stock at an exercise price of $0.98 per share. Half of the options vested on the date of grant and the other half vest on November 30, 2007. The options expire on November 30, 2010. The quoted market price of the stock was $1.06 per share on the grant date. The Company valued the options at $.705 per share, or $14,100, of which $6,462 was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2006.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees.

Options are granted at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant. During the years ended December 31, 2007 and 2006, we granted 5,950,000 and 1,600,000 options to purchase shares of common stock with a weighted average grant date fair value of $0.45 and $0.80 per option, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2007 and 2006 was $0.64 and $0.80, respectively.

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

Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the twelve months ended December 31, 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

 Our results of operations include stock-based compensation for the twelve months ended December 31, 2007 as follows:

	Twelve months ended December 31,
	2007	2006

General and administrative	$1,113,997	$673,159
Less: Tax effect of non-qualified options	-	-

	$1,113,997	$673,159

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense for the three and twelve months ended December 31, 2007 were calculated as follows:

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

 The following table summarizes the assumptions used to estimate the fair value of stock options granted during the twelve months ended December 31, 2007 and 2006.

	2007	2006
Expected dividend yield	0%	0%
Expected volatility	119.48%	129.29%
Risk-free interest rate	4.54%	4.65-4.96%
Expected life of options	2-3	3-4
Grant date fair value	$0.17	$0.34-0.51

There were no net cash proceeds from the exercise of stock options for the twelve months ended December 31, 2007. At December 31, 2007, there was no unrecognized compensation cost related to share-based payments which is expected to be recognized in the future.

The following table represents stock option activity as of and for the twelve months ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2007	4,285,750	$1.59	3.24 years
Granted	5,950,000	0.45
Exercised	-	-
Forfeited/expired/cancelled	(2,175,000)	1.00

Options Outstanding – December 31, 2007	8,060,750	$0.64	3.3 years		$2,253,900

Outstanding Exercisable – January 1, 2007	3,875,750	$1.59	3.24 years	$
Outstanding Exercisable – December 31, 2007	3,560,750	$0.88	3.0 years		$1,425,900

The total grant date fair value of options vested during the twelve months ended December 31, 2007 and 2006 was $250,585 and $528,836, respectively.

The following table represents our non-vested stock option activity for the twelve months ended December 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options - January 1, 2007	410,000	$0.41
Granted	5,950,000	0.30
Vested	(1,860,000)	0.17
Forfeited/expired/cancelled	-	-
	1,120,000
Nonvested Options – December 31, 2007	4,500,000	$0.30

(6) Related Party Transactions

In October 2006, several officers contributed 625,000 shares back to the company to be issued for a sales consulting agreement. The transaction was valued at the par value of the common stock contributed for a total of $625. This amount was offset against additional paid in capital.

In the second quarter of 2006, an officer advanced to the Company on a short-term basis $105,000 for working capital, which was repaid prior to June 30, 2007. The advances carried no interest rate.

(7)

Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	December 31, 2007	December 31, 2006
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of Federal	3.6%	3.6%
Permanent book-tax differences	(.12%)	(0.13%)
Net operatng loss(NOL) for which no tax benefit is available.	-37.48%	-37.47%
		1,120,000
Net tax rate	0.00%	0.00%

At December 31, 2007, deferred tax assets consisted of a net tax asset of approximately $4,142,000, due to operating loss carryforwards of approximately $11,012,000, which was fully allowed for, in the valuation allowance of $4,142,000. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the years ended December 31, 2007 and 2006 totaled approximately $1,440,000 and $920,000 respectively. The current tax benefit also totaled $1,440,000 and $920,000 for the years ended December 31, 2007 and 2007, respectively. The net operating loss carryforward expires through the year 2027.

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

(8)

Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2007 the Company had approximately $1,200,000 in excess of the FDIC insurance limits.

(9)

Commitments and Contingencies

Office Lease

The Company entered into a new lease agreement in June 2007 for office space in Clearwater Florida. Rental payments under the lease are $600 per month on a month to month basis. The Company also has sales office space in Orangeville, Ontario and pays $1,200 per month on a month to month agreement. Rent expense for 2007 and 2006 was $26,892 and $32,100 respectively.

Litigation

Prisma Capital Markets, LLC

On May 25, 2004, the Company entered into an agreement with Prisma Capital Markets, LLC, appointing Prisma as an exclusive distributor of our products in Kuwait. Prisma also agreed to arrange for, and pay the costs and expenses related to, the testing and demonstration of the Company’s products in Kuwait, in exchange for 300,000 shares of the Company’s restricted common stock. The Company also granted Prisma warrants entitling Prisma to purchase up to 4,401,720 shares of the Company’s common stock at an exercise price of $2.062 per share, which would be exercisable only upon Prisma’s meeting various sales goals totaling $30,000,000 in sales. In July 2004, the Company notified Prisma that the agreement was cancelled due to Prisma’s failure to arrange for the testing of products in Kuwait, and demanded the return of the certificates representing the common stock and the warrants. In February 2006, the Company filed a lawsuit against Prisma in the Supreme Court of the State of New York, County of New York, for breach of contract, and demanded the return of the securities issued to Prisma and $100,000 in actual damages. In February 2006, the Company was granted a motion for summary judgment in its favor. On July 6, 2006, the Company received a court order declaring the cancellation of the 300,000 shares.

Verde Partners Family Limited Partnership

The Company was served with a lawsuit that was filed on September 12, 2005 in the Second Judicial District Court in Washoe County, Nevada as case number CV-05-02072 (the “Nevada Action). The plaintiff in the lawsuit is Verde Partners Family Limited Partnership (“Verde”). The lawsuit makes a variety of claims and contends that the Company and certain officers of the Company misappropriated certain technology, including two patents, and seeks damages “in excess of $10,000”. The action was removed to federal court in Nevada. A motion was pending to have the case dismissed as to Blastgard International, Inc., and all other defendants, for lack of personal jurisdiction. There was also a motion pending for a more definite statement in that three of the claims by Verde are conclusory, vague and ambiguous.

On July 14, 2006, the United States District Court rendered its decision in this case. It was ordered and adjudged that the motion to dismiss the individual defendants and the motion to dismiss the BlastGard defendants was granted. Defendants’ motion for a more definite statement is moot. The Court entered judgment on July 17, 2007 in favor of all Defendants and against the Plaintiff. The Plaintiff had 30 days from the date of the judgment (July 17) to file a notice of appeal. No notice was filed.

On July 19, 2006, the Company filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida. The Defendants in the lawsuit are Sam Gettle, Guy Gettle and Verde Partners Family Limited Partnership (“Verde”). The lawsuit contends that the Defendants have committed defamatory acts against the Company and its products. The lawsuit also asks for a declaration that the Company is not liable for the acts complained of in the Nevada action. On the Company’s affirmative claims for defamation, the Florida action seeks injunctive relief and damages in excess of $15,000, exclusive of attorney’s fees and costs. Sam Gettle, Guy Gettle, and Verde counter claimed in the lawsuit alleging the same bad acts complained of in the Nevada action. The counterclaim seeks an award of unspecified damages and injunctive relief. Due to the fact that discovery is continuing, Management does not posses enough information to estimate the possible outcomes associated with this case.

As of December 31, 2007 there has been no progress on the lawsuit.

Cancelled Acquisition

During the quarter ended September 30 2007, the Company had entered into negotiations to acquire a Michigan company (the target) for stock and acquisition of debt. The Company lent the target company $140,000 during negotiations and paid $10,000 for the option to purchase the target. On October 22, 2007 the Company notified the target that it would not exercise its option to purchase the target. The Company has placed an allowance in the amount of $140,000 on the loan to the target as of September 30, 2007 but intends to pursue collection of the loan.

(10)

Subsequent Events

On April 2, 2008, several note holders extended the term of their notes from March 20, 2008 to August 29, 2008. In return the Company agreed to allow the holders to convert their notes at 10% less than market value but not less than $0.10 per share. The concession applied only the convertible debt and not the related warrants. Other note holders with non-dilution clause have agreed to this concession.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.(T)

Controls and Procedures

Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions Under the supervision and with the participation of our management, including the Chief; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Cordovano and Honeck LLP has not audited and is not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2007.

Item 8B.

Other Information

Not Applicable

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Company has a Board of Directors which is currently comprised of five members and two vacancies in our Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. Effective November 30, 2007, Arnold I. Burns resigned from the Board due to health issues. The members of our Board of Directors and our executive officers and their respective age and position are as follows:

Name	Age	Position with Registrant	Director of Registrant Since

James F. Gordon (1)	65	Chairman of the Board and Director of Blast Mitigating Receptacles	January 2004
John L. Waddell, Jr.	64	President and Director	January 2004
Andrew R. McKinnon	61	Chief Executive and Chief Operating Officer	October 2007
Michael J. Gordon (1)	50	CFO, VP – Corporate Administration and Director	January 2004
Joel L. Gold	66	Director	November 2005

__________

(1)  James F. Gordon and Michael J. Gordon are brothers.

Indemnification of Executive Officers

Andrew McKinnon is Chief Executive Officer and Chief Operating Officer, James F. Gordon is Director of Blast Mitigating Receptacles, John L. Waddell, Jr. is President and Michael J. Gordon is Chief Financial Officer. The biographies of our directors and executive officers are provided below.

Andrew R. McKinnon – Chief Executive Officer since April 2007 and a Board member since October 2007.  Mr. McKinnon has been CEO of Phoenix Alliance Corp. and PAC Business Group since 2004. Mr. McKinnon is an internationally known public speaker and has been a turn-a-round specialist for the past twenty years. Mr. McKinnon and his wife, own one of Canada’s Premier Thoroughbred Breeding operations. As a past member of The International Speakers Bureau, Mr. McKinnon has spoken on various topics in 14 countries and participated in the re-organization of companies varying in size from multi-national to small franchise operations. Mr. McKinnon founded Horsebrokers International in 1995 and was its Chief Executive Officer until 2000. In 1980 Mr. McKinnon founded what was to become one of Canada’s largest specialty furniture franchise companies and subsequently sold the company in 1986. In 1973 Mr. McKinnon co-founded a small Floor Coverings Company that by 1978 had become the largest volume retailer in Canada and subsequently sold the company in 1979. Mr. McKinnon has served as a sponsor and advisor to the fundraising committee of Olds College, Alberta Horse Industries Branch, the re-election campaign fund in Western Canada for the late Prime Minister Pierre Elliot Trudeau and as a Sponsor of The Calgary Stampede.

James F. Gordon – Executive Officer and Board member since January 2004. As co-inventor of BlastWrap®, Mr. Gordon is responsible for the overall policies, management development and the Company’s future expansion and promotion of BlastWrap® products. Mr. Gordon has 25 years of sales and marketing experience as a licensed real estate broker and appraiser. He co-founded and was Vice President of Sea Gull Ltd. Builders, a successful land development and construction company. For sixteen years, Mr. Gordon designed and constructed executive single-family homes. He later focused on the design, construction and sale of Medical Condo office buildings, and is considered by the New Jersey Courts as an expert in zoning and land development issues. From December 2000 to January 2004, Mr. Gordon was CEO of BlastGard, Inc. (an entity not related to our company, that had a license to a different blast mitigation technology that was different that the technology owned by our company). From 1995 to 2003, he was the President of Purple’s Inc. an award winning, 275 seat 1920’s Art Deco restaurant that he and his wife Bonnie, designed and built in 1995. Mr. Gordon received his Bachelor of Science Degree from Monmouth University, West Long Branch, New Jersey. Mr. Gordon is also a U.S. Army veteran.

John L. Waddell, Jr. – Executive Officer and Board member since January 2004 and formerly Chief Operating Officer from January, 2004 through March, 2007. As co-inventor of BlastWrap®, Mr. Waddell has over 35 years experience as a corporate executive in various domestic and international management positions including two large multi-national corporations, United States Steel Corporation and Mannesmann AG of Germany. From March 2002 to January 2004, Mr. Waddell was President, COO and Board member of BlastGard, Inc. (an entity not related to our company, that had a license to a different blast mitigation technology that was different that the technology owned by our company). From December 2001 to March 2002, Mr. Waddell was Vice President – Operations of MegaWorld, Incorporated, a telecommunications service provider. From February 2000 to December 2001, Mr. Waddell was Vice President- Operations for JoyVer, Inc., based in Houston, TX, pursuing funding for development of blast effect mitigation business. From 1983 to 1998, as the President & CEO of Mannesmann Oilfield Tubulars Corporation and subsequently as one of the founders, President & CEO of Peregrine Energy, Inc., Mr. Waddell hired personnel, set policies and procedures, directed sales and orchestrated the design and installation of efficient data management systems. Mr. Waddell brings skills in manufacturing, planning and operational and executive management to BlastGard® International, Inc. Mr. Waddell has a Bachelor of Arts in Economics from Duke University, Durham, North Carolina.

Michael J. Gordon –Executive Officer and Board member since January 2004. From January 2003 to January 2004, Mr. Gordon devoted a majority of his time in the development and marketing of BlastGard, Inc. (an entity not related to our company, that had a license to a different blast mitigation technology that was different that the technology owned by our company). From April 1998 through December 2002, Mr. Gordon was Vice President and a Board member of BBJ Environmental Solutions, which conducts research on the causes of, and develops solutions to, biologically related indoor air quality problems, including research in bio-defense and emerging infectious diseases, such as Anthrax. From August 1987 through December 1997, Mr. Gordon was employed by Phoenix Information Systems Corp., where he was responsible for overseeing administrative operations, the filing of all SEC reports and documents, company news releases and public relations. Before joining Phoenix, Mr. Gordon served as Director of Legacies and Planned Giving for the American Cancer Society. Mr. Gordon received his Bachelor of Science degree from the State University of New York in 1980.

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

Family Relationships

James F. Gordon and Michael J. Gordon are brothers.

Code of Ethics

On August 4, 2004, the Board of Directors established a written code of ethics that applies to our senior executive and financial officers.  A copy of the code of ethics is posted on our website at www.blastgardintl.com and or may be obtained by any person, without charge, who sends a written request to BlastGard® International. Inc., c/o Investor Relations, 2451 McMullen Booth Road, Suite 207, Clearwater, FL 33759.

COMMITTEES

We have no standing or nominating committees of the Board of Directors or committees performing similar functions. In February 2006, we established a Compensation Committee and Audit Committee and in March 2007, we established a Management Committee.

Compensation Committee

Our Compensation Committee consists of its members, namely, James F. Gordon, Joel Gold and one vacancy due to the resignation of Arnold I. Burns. Our Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from time to time; however, such functions shall, at a minimum, include the following:

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

Management Committee

In March 2007, our Board of Directors established a Management Committee and adopted a written charter. The members of our Management Committee consist of James F. Gordon, John L. Waddell, Jr. and Andrew R. McKinnon. The charter includes, among other things, the following responsibilities of the Management Committee:

•

Administer the business of the Corporation and generally supervise its day-to-day activities.

•

Control and manage the funds and other property of the Corporation and have general oversight of business matters affecting the Corporation, consistent with the strategic directions established by the Board of Directors.

•

Designate banks to be used as depositories of Corporation funds, upon the recommendation of the auditors and approval by the Board.

•

Review the budget as submitted by the CFO and submit its recommendations to the Board for approval.

•

Make recommendations concerning the Corporation’s fiscal structure, resource allocations and other financial matters to the Board.

•

Make recommendations to the Board on the appointment of Corporate Executives.

•

Undertake any other duties as may be assigned from time to time by the Board.

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

Item 10.  Compensation of Directors and Executive Officers.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2007 and 2006 by (1) each person who served as the principal executive officer of the Company during fiscal year

2007; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2007 with compensation during fiscal year 2007 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2007.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2) (3)	Total ($)
James F. Gordon, formerly Chief Executive Officer	2007 2006	$212,515 $175,000	-0- -0-	-0- -0-	$79,890 $57,763	-0- -0-	-0- -0-	-0- -0-	$292,405 $232,763
John L. Waddell, Jr. President and Chief Operating Officer	2007 2006	$187,505 $150,000	-0- -0-	-0- -0-	$66,927 $57,763	-0- -0-	-0- -0-	-0- -0-	$254,432 $207,763
Kevin J. Sharpe Vice President	2007 2006	$146,744 $136,800	-0- -0-	-0- -0-	$49,647 $57,763	-0- -0-	-0- -0-	-0- -0-	$196,391 $194,563
Andrew R. McKinnon Chief Executive Officer	2007 2006	$168,750 -0-	160,000 -0-	-0- -0-	$64,806 -0-	-0- -0-	-0- -0-	-0- -0-	$393,556 -0-

___________

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

For a description of the material terms of each named executive officers’ employment agreement, including, without limitation, the terms of any common share purchase option grants, any agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see “Employment Agreements”.

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

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2007.

Option Awards							Stock Awards
									Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
James F. Gordon (1)	580,000 (2)	0	0		$2.00	12/31/2007	0	0	0	0
	100,000(5)	0	0		$0.98	11/29/2010	0	0	0	0
	100,000 (6)	0	0		$1.00	11/29/2011	0	0	0	0
	375,000(7)	0	0		$.45	03/31/2012	0	0	0	0
John L. Waddell, Jr. (1)	580,000 (2)	0	0		$2.00	12/31/2007	0	0	0	0
	100,000 (5)	0	0		$0.98	11/29/2010	0	0	0	0
	100,000 (6) 300,000(7)	0 0	0 0	$ $	1.00 .45	11/29/2011 03/31/2012	0 0	0 0	0 0	0 0
Kevin J. Sharpe (1)	525,000 (3)	0	0		$2.00	12/31/2007	0	0	0	0
	100,000 (5)	0	0		$0.98	11/29/2010	0	0	0	0
	100,000 (6) 200,000 (7)	0 0	0 0	$ $	1.00 .45	11/29/2011 03/31/2012	0 0	0 0	0 0	0 0
Andrew McKinnon	375,000 (7)	0	0		$.45	03/31/2012	0	0	0	0

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

(4)

Options vested 100,000 on June 30, 2004, 100,000 on January 1, 2005 and 100,000 on January 1, 2006.

(5)

Options vested 50,000 on November 30, 2005 and 50,000 on November 30, 2006.

(6)

Options vested 50,000 on November 8, 2006 and 50,000 on November 8, 2007.

(7)

All options vested on April 1, 2007.

Employment Agreements

Effective April 1, 2007, we entered into new employment agreements with each of our then executive officers, namely, Andrew McKinnon, James Gordon, John Waddell, Jr., Michael Gordon and Kevin Sharpe. Mr. Sharpe’s contract was voluntarily terminated by him on December 31, 2007 due to US visa issues. Each agreement is identical to the other, except in terms of compensation. The following summarizes the employment agreements of Messrs. McKinnon, J. Gordon, J. Waddell, and M. Gordon.  For purposes of the employment agreement, all references to “cause,” “change in control”, “employment period”, “good reason” and “notice of termination” are as defined in the employment agreements.

▪

Term-Each agreement is for a term of three years, expiring March 31, 2010 (except Andrew McKinnon’s which is a term of two years expiring March 31, 2009) and is automatically be renewed each first day of April for successive one-year terms unless the Company or Executive delivers written notice to the other party at least sixty (60) days preceding the expiration of the initial term or any one-year extension date of the intention not to extend the term of this Agreement.

▪

Position-James F. Gordon is currently employed as Director of Blast Mitigation Receptacles, Andrew McKinnon as Chief Executive and Chief Operating Officer, John Waddell, Jr. as President, and Michael J. Gordon as Chief Financial Officer..

▪

Compensation-For services rendered by Executive, and upon the condition that Executive fully and faithfully perform all of his duties and obligations set forth herein, Executive shall be compensated for his services as follows:

(i)

Executive shall receive his annual Base Salary.  “Base Salary” means:  $225,000 for each of Andrew McKinnon and James Gordon, $200,000 for John Waddell, Jr. and $150,000 for Michael Gordon.  Effective February 1, 2008, James F. Gordon, John L. Waddell, Jr. and Michael J. Gordon, each verbally agreed to reduce his monthly salary to $8,000 per month in exchange for the right to receive sales commissions. These sales commissions per person for James F. Gordon, John L. Waddell, Jr. and Michael J. Gordon can range from 1% to 10% of sales based upon the type of product sold and the dollar amount sold of each product. The commissions on the first $1,000,000 and each increment of $1,000,000 thereafter shall decrease from the highest percentage amount to the lowest percentage amount until a fixed amount of commission is paid for sales in excess of $5,000,000 per type of product.  Sales of our BlastGard Barrier System carry the highest commission with us obligated to pay each of J. Gordon and J. Waddell 10% on the first $1,000,000 in sales, 8% on the second $1,000,000 of sales, 6% on the third $1,000,000 of sales, 4% on the fourth $1,000,000 of sales and 2% on the fifth $1,000,000 or greater amount of sales. M. Gordon would receive one-half of the commissions paid to J. Gordon.

(ii)

Each Executive received a signing bonus of stock options granted on April 1, 2007 at $.45 per share. James Gordon and Andrew McKinnon each received 375,000 options, Jack Waddell received 300,000 options and Michael Gordon received 200,000 options. All options were fully vested on July 31, 2007. Mr. McKinnon also received a cash signing bonus of $160,000.

(iii)

Each Executive was eligible to receive performance bonuses payable in cash and options at $.45 per share based upon hitting sales targets in the first, second and third (except Andrew McKinnon who was eligible for bonuses in each year of his two year contract)12-month periods of the agreement. In the event we achieve $5,000,000 in sales, Andrew McKinnon and James Gordon will each receive $50,000 in cash and 375,000 options, increasing to $150,000 in cash and 750,000 options in the event we achieve $10,000,000 in sales, and increasing to $300,000 in cash and 1,500,000 options in the event we achieve $20,000,000 in sale; in the event we achieve $5,000,000 in sales, John L. Waddell, Jr. will receive $50,000 in cash and 300,000 options, increasing to $125,000 in cash and 600,000 options in the event that we achieve $10,000,000 in sales, and increasing to $250,000 in cash and 1,200,000 options in the event we achieve $20,000,000 in sales; in the event we achieve $5,000,000 in sales, Michael Gordon will  receive $37,500 in cash and 200,000 options, increasing to $75,000 in cash and 400,000 options in the event we achieve $10,000,000 in sales and increasing to $125,000 in cash and 800,000 options in the event we achieve $20,000,000 in sales. All bonuses shall be paid within 90 days of any sales target being achieved. Effective November 2007, each executive voluntarily agreed to forfeit two-thirds of all performance based options described above that may be earned by each respective executive officer in the future.

(iv)

In the event of termination without cause, James Gordon, Andrew McKinnon, Jack Waddell, Jr., and Michael Gordon would receive a lump sum termination payment of $450,000, $450,000, $400,000, and $300,000, respectively.

(iv)

Each Executive shall be entitled to indemnification with respect to matters relating to Executive’s services as an officer and/or director of the Company.

▪

Separation Benefits upon Termination. Executive shall be entitled to receive separation benefits upon such events and in such amounts as are set forth herein.

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

b.

Termination upon Disability. If the Employment Period is terminated because of Executive's Disability (as defined in the employment agreement), the Company shall pay to Executive (or in the event of Executive's death after finding of Disability, his surviving spouse, or if he leaves no spouse, his personal representative, as successor in interest) all compensation and benefits specified for a period of one year from the Date of Termination, payable in the same manner as if the Employment Period had not been terminated.

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

DIRECTOR COMPENSATION

Compensation

Prior to May 2007, no cash compensation has been paid to our Directors for any service provided as a Director. Directors may be reimbursed for all reasonable expenses incurred by them in conducting our business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.  On May 11, 2007, the non-employee directors were authorized by the Board to receive an annual cash fee of $11,000 and quarterly fees of $1,000. See “Restricted Stock” below.

Stock Options

Stock options and equity compensation awards to our non-employee / non-executive directors are at the discretion of our Board.

In November 2005, upon initial appointment to the board and with the intention of annual grants thereafter, each non-employee/non-executive director was entitled to receive an option grant to purchase shares of our common stock at an exercise price equal to no less than the fair market value of the common stock on the date of grant, such options to vest in accordance with their terms established on the date of grant. This program was not continued in Fiscal 2007.

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

On August 3, 2006, Mr. Burns was granted a five-year Non-Statutory Stock Option to purchase 100,000 shares of the Corporation’s Common Stock at an exercise price of $1.00 per share. The Option granted contains cashless exercise provisions and shall vested 50% on the date of grant and the remaining 50% on August 3, 2007, it being understood that the Options that vested on August 3, 2007 would have terminated in the event that the holder is no longer serving as a director of our Company at anytime between the date of grant and August 3, 2007, subject to our Board’s right to accelerate the vesting date of the Option.

On November 6, 2006, Ambassador L. Paul Bremer, III, Arnold I. Burns and Joel Gold were granted effective November 8, 2006, a five-year Non-Statutory Stock Option to purchase 100,000 shares of our Common Stock at an exercise price of $1.00 per share. The Option granted contains cashless exercise provisions and vested 50% on November 8, 2006 and the remaining 50% shall vest on November 8, 2007, it being understood that the Options that vested on November 8, 2007 would have terminated in the event that the holder was no longer serving as a director of our company at anytime between the date of grant and November 8, 2007, subject to our Board’s right to accelerate the vesting date of the Option.

On November 6, 2006, Board members Arnold I. Burns and Ambassador L. Paul Bremer, III were each granted, effective November 8, 2006, a seven-year Non-Statutory Stock Option to purchase 250,000 shares of our Common Stock at an exercise price of $1.50 per share. The Options granted contain cashless exercise provisions and are fully vested.

Restricted Stock

On May 11, 2007, the Board authorized the issuance and sale of 30,000 shares of our Common Stock to each non-employee/non executive in lieu of cash fees totaling $15,000 for 2007.

Summary of Director Compensation for 2007

The following table shows the overall compensation earned for the 2007 fiscal year with respect to each non-employee and non-executive director as of December 31, 2007.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compen-sation ($) (3)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($) (4)	Total ($)
Joel Gold Director	$0	0	15,084	0	0	-0-	$15,084
Arnold I. Burns Former Director	$0	134,375	24,946	0	0	-0-	$24,946
L. Paul Bremer, III Director	$0	134,375	18,100	0	0	-0-	$18,100

(1)

Reflects the dollar amount expensed by the Company during 2007 for financial statement reporting purposes. Stock award expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock award expense in 2007 includes compensation expense for the share-based awards granted subsequent to January 1, 2007 based on the grant date fair value estimated in accordance with the provisions of FAS 123R.  2007 stock award also includes expense for the share-based awards granted prior to January 1, 2007, but vested subsequent to January 1, 2007, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

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

Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2007, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the option’s exercise price.

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

2005 Employee and Consulting Compensation Plan

On November 30, 2005, we established an Employee Benefit and Consulting Compensation Plan (the “2005 Plan”) covering 5,000,000 shares.  Since stockholder approval of the 2005 Plan will not be obtained by November 30, 2006, then no Incentive Stock Options may be granted after that date under the 2005 Plan. As of April 9, 2008, there were non-statutory stock options to purchase 3,250,000 shares outstanding under the 2005 Plan.

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

Awards

To date, no options to purchase common shares have been exercised under the 2005 Plan. Unless sooner terminated, the 2005 Plan will expire on November 30, 2015 and no awards may be granted after that date. It is not possible to predict the individuals who will receive future awards under the 2005 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2007 on the known benefits provided to certain persons and group of persons under the 2005 Plan (exclusive of options that terminated on December 31, 2007).

	Number of Shares subject to Options	Average exercise price ($) per Share	Value of unexercised options at December 31, 2007 (1)
Andrew R. McKinnon, Chief Operating Officer	375,000	0.45	-0-
James F. Gordon, Chief Executive Officer	575,000	0.64	-0-
John L. Waddell, Jr., President	500,000	0.67	-0-
Kevin J. Sharpe, Vice President	400,000	0.72	-0-
Michael J. Gordon, Chief Financial Officer, Vice President	400,000	0.72	-0-
Five Executive Officers as a group	2,250,000	0.64	-0-
Non-employee Directors	1,050,000	1.24	-0-
Non-Executive Officer Employees and Consultants	120,000	0.99	-0-

 (1)

Value is calculated by multiplying (a) the difference between the market value per share at December 31, 2007 (based upon a last sales price of $.13 per share) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 9, 2008 by all of our officers and directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage Outstanding (2)
James F. Gordon (3)	4,944,400	12.3
John L. Waddell, Jr. (4)	5,275,400	13.1
Michael J. Gordon (5)	2,311,700	5.8

Joel Gold (6)	515,019	1.3
Andrew R. McKinnon (7)	375,000	0.9
Includes all of our officers and directors as a group (5 persons) (8)	13,421,519	31.9

_____________

(1)

Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BlastGard® International, Inc. at 2451 McMullen Booth Road, Ste., 207, Clearwater, FL 33759.

   (2)

Based upon 39,786,554 shares of Common Stock outstanding as of March 15, 2008, plus the amount of shares each person or group has the right to acquire under options, warrants, rights, conversion privileges, or similar obligations.

(3)

Includes options to purchase 575,000 shares of our common stock.

(4)

Includes options to purchase 500,000 shares of our common stock.

(5)

Includes options to purchase 400,000 shares of our common and 306,000 shares beneficially owned by his children..

(6)

Joel Gold is a director of our Company and he has a dependent son Stephen Gold, who invested $100,000 in our Company in December 2004. Joel Gold’s 547,061 shares include 30,000 shares, his options to purchase 200,000 shares and his warrants to purchase 24,850 shares. It also includes warrants to purchase 80,951 shares and approximately 179,218 shares issuable upon conversion of Notes in the principal amount of $53,765, which securities are owned by his son.

(7)

Includes options to purchase 375,000 shares.

(8)

Includes derivative securities to purchase 2,335,019 shares included in notes (3) through (7).

We do not know of any arrangement or pledge of its securities by persons now considered in control of us that might result in a change of control of us.

Equity Compensation Plan Information

Prior to November 30, 2005, we did not have a formal Employee Benefit and Consulting Services Compensation Plan in effect. During the fiscal year ended December 31, 2004 and the period January 1, 2005 through November 29, 2005, we granted options to acquire shares of restricted common stock that were not pursuant to a formal equity compensation plan (and not approved by shareholders): we granted an aggregate of 1,985,000 options to four officers, all of which expired unexercised on December 31, 2007 and an aggregate of 280,750 options to 13 consultants and/or employees; the exercise price of all options granted was $2.00 per share.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of January 1, 2008 and relates to our 2005 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation Plans	3,250,000	$.83	1,750,000

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

Related Party Transactions

During the last three fiscal years ended December 31, 2007, we entered into the following transactions in which our current or former officers and directors had a material interest, exclusive of employment contacts described under Item 10:

(i)  On June 29, 2005, Howard Safir was appointed to fill a vacancy on the board of directors. Contemporaneously with the appointment of Mr. Safir, we entered into an agreement with The November Group, Ltd., an entity controlled by Mr. Safir, to serve as an advisor to render strategic and consulting services to us, primarily in connection with the commercialization of our proprietary BlastGard® technology. We agreed to compensate The November Group by issuing to it the following:

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

(ii)

On November 30, 2005, we granted five-year Non-Statutory Stock Options to purchase 100,000 shares of our common stock at an exercise price of $.98 per share to each of the following persons: James F. Gordon, John L. Waddell, Jr., Kevin J. Sharpe, Michael J. Gordon, Joel Gold and Howard Safir. Each of the options granted to our directors contain cashless exercise provisions and vested 50% on the date of grant and the remaining 50% vested on November 30, 2006. In addition, we granted to members of our legal counsel’s law firm, five year options to purchase an aggregate of 20,000 shares exercisable at $.98 per share. In June 2006, we granted to members of legal counsel’s law firm options to purchase 80,000 shares exercisable at $1.00 per share.

(iii)

On August 3, 2006, Arnold Burns was granted a five-year Non-Statutory Stock Option to purchase 100,000 shares of the Corporation’s Common Stock at an exercise price of $1.00 per share. The Option granted contains cashless exercise provisions and vested 50% on the date of grant and the remaining 50% vested on August 3, 2007.

(iv)  On November 6, 2006, we granted, effective November 8, 2006, five-year Non-Statutory Stock Options to purchase 100,000 shares of our Common Stock at an exercise price of $1.00 per share to each of the following persons: James F. Gordon, John L. Waddell, Jr., Kevin J. Sharpe, Michael J. Gordon, Joel Gold and Arnold Burns. Each of the Options granted to our directors contain cashless exercise provisions and vested 50% on November 8, 2006 and the remaining 50% vested on November 30, 2007. In addition, we granted to members of our securities counsel’s law firm, five year options to purchase an aggregate of 20,000 shares exercisable at $1.00 per share.

(v)

On November 6, 2006, Ambassador Bremer was granted, effective November 8, 2006, a five-year Non-Statutory Stock Option to purchase 100,000 shares of our Common Stock at an exercise price of $1.00 per share. The Option granted contains cashless exercise provisions and  vested 50% on November 8, 2006 and the remaining 50% vested on November 8, 2007.

(vi)  In addition, on November 6, 2006, Board members Arnold Burns and Ambassador Bremer were each granted, effective November 8, 2006, a seven-year Non-Statutory Stock Option to purchase 250,000 shares of our Common Stock at an exercise price of $1.50 per share. The Option granted contains cashless exercise provisions and are fully vested.

(vii)

On May 11, 2007, the Board authorized the issuance and sale of 30,000 shares of our Common Stock to each non-employee/non executive in lieu of cash fees totaling $15,000 for 2007.  See “Employment Agreements” for a discussion of options granted to each executive officer in April 2007 as a signing bonus for entering into new employment agreements.

(viii)

In November 2007, each of our executive officers agreed to amend their employment contracts to voluntarily waive two-thirds of their potential future entitlement to performance-based options.

(ix) We have satellite offices for our executive officers located in Houston, Texas and Toronto, Canada. In connection with the Toronto satellite office, we currently pay an affiliated company office rent of an aggregate of approximately $1,200 per month.

(x) During the three months ended March 31, 2007, the Company borrowed $97,000 against its $100,000 credit line, which was secured by its Chief Financial Officer. In April 2007, the Company retired this short-term loan.

Other Transactions

December 2004 Debt

In December 2004, we raised $1,420,000 from five investors in a convertible debt financing, and issued to the investors, secured convertible notes due October 31, 2007 and common stock purchase warrants.

The notes each bear an interest rate of 8% per annum. Aggregate monthly payments of 1.2% of the principal amount were due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount were scheduled for payment commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount were scheduled for payment commencing November 1, 2006 through October 31, 2007. Payments are applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007. In June 2006, the holders of the December 2004 debt agreed to modify their rights to receive interest only from June 1, 2006 through May 31, 2007 and thereafter to resume the original payment schedule from June 1, 2007 through the due date of their notes on October 31, 2007. The note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of our common stock at as adjusted conversion price of $.75 per share, subject to further adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. On March 16, 2006, the exercise price of the notes was originally reduced from $1.50 per share to $1.00 per share as we failed to achieve gross revenues of at least $15 million or net profits of at least $1 million for the year ended December 31, 2005. On June 22, 2006, the conversion price was reduced to $.75 per share and on April 20, 2007, the conversion price was reduced to $.30 per share. See “Recent Developments” under “Item 6.”

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

We also issued to the investors “Class B” Common Stock Purchase Warrants entitling them to acquire an aggregate of 141,999 shares of our common stock exercisable at a price of $.45 per share through December 3, 2007. These Class B Warrants expired unexercised on December 3, 2007.

Andrew Garrett, Inc., acted as placement agent in this transaction. The placement agent was paid a cash fee of $99,400, which represented 7% of the gross proceeds. Andrew Garrett is also entitled to a 5% fee upon exercise of warrants by the investors, if any. We also issued the placement agent a five-year warrant to acquire an aggregate of 82,834 shares of our common stock currently exercisable at a price of $.45 per share, and a three-year warrant to acquire 4,970 shares of our common stock exercisable at a price of $.45 per share. The three-year Warrants expired on December 3, 2007.

The following table sets forth, with respect to each holder of December 2004 debt, the amount due under the convertible promissory note as of April 9, 2008 and the number of shares issuable upon exercise of warrants owned by them. The Class B Warrants described below expired on December 3, 2007.

INVESTOR	PRINCIPAL AMOUNT CONVERTIBLENOTE	CLASS A	CLASS B	CLASS F(1)
AlphaCapital Aktiengesellschaft	$416,181	333,334	99,999	466,667
Genesis Microcap	$58,181	66,667	20,000	95,233
Steven Gold	$42,530	33,334	10,000	47,617
Asher Brand	$8,503	6,667	2,000	9,533
TRW Holdings PTY Limited	$42,530	33,334	10,000	47,617
TOTAL	$567,925	473,336	141,999	666,667

____________________

(1)

These warrants were issued to holders of December 2004 Debt in connection with our issuance of the June 2006 Debt and the modification of certain rights held by the holders of the December 2004 Debt.

 In March 2007, we entered into a new Waiver and Modification Agreement with the holders of the December 2004 Debt. Pursuant to said agreement, they waived their right of first refusal to participate in our planned financing to raise up to $6,000,000. Further, the holders of the December 2004 Debt agreed to extend the maturity date of their notes to March 20, 2008 and to refrain for a period of ten months from March 20, 2007 from taking any action to foreclose on its security interest unless the holders, in their sole discretion, determined that the securities are in danger of being compromised. The holders of the December 2004 Debt also agreed to reduce the exercise price of their Series F Warrants to $.50 per share and to waive any increase in the number of warrant shares that would otherwise be called for pursuant to the Warrant. In addition, such holders agreed with us to lower the exercise price of their Class A and Class B Warrants to $.45 per share (and the conversion price of their notes to $.30 per share). The new Waiver and Modification Agreement became effective on April 20, 2007.  See “Recent Developments” under “Item 6.”

June 2006 Debt

On June 22, 2006, we entered into a series of simultaneous transactions with two investors, whereby we borrowed an aggregate principal amount of $1,200,000 due June 22, 2008 and issued to the investors subordinated convertible 8% notes (secured by the assets of our company and subsidiary) and we issued the following series of warrants:

(i)

Five-year Class C warrants to purchase an aggregate of 1,200,000 shares originally exercisable at $1.00 per share;

(ii)

Five-year Class D warrants to purchase an aggregate of 1,200,000 shares originally exercisable at $1.50 per share;

(iii)

Five-year Class E warrants to purchase an aggregate of 600,000 shares originally exercisable at $2.00 per share; and

(iv)

Five-year Class F warrants to purchase an aggregate of 1,066,666 shares originally exercisable at $.75 per share. The class F warrants were redeemable at a nominal price under certain circumstances if the volume weighted average price for our common stock is at least $1.10 for ten consecutive trading days. The Class C warrants, Class D warrants, Class E warrants and Class F warrants contain anti-dilution protection in the case of stock splits, dividends, combinations, reclassifications and the like and in the event that we sell common stock below the applicable exercise price. The warrants also contain immediate registration rights and cashless exercise provisions in the event that there is no current registration statement commencing one year after issuance. An additional 666,667 Class F warrants were issued in connection with this transaction to the holders of our December 2004 debt to consent to this financing transaction and to agree to modify certain of their existing rights.

The notes issued on June 22, 2006 bear an interest rate of 8% per annum, payable quarterly in arrears, in stock or cash at our discretion, in registered Common Stock, at 90% of the average of the 10 days volume weighted average price immediately prior to the interest payment date as long as the stock price is not below the conversion price.

In April 2007, the holders of the June 2006 Debt agreed to waive their right of first refusal in connection with our recently completed offerings in exchange for 150,000 restricted shares of Common Stock with “piggyback” registration rights contemporaneously with their entering into the April 2007 Agreement.  As a result of the financing above, the conversion price of the June 2006 debt and the exercise price of C, D, E and F warrants held by the holders of the June 2006 debt were adjusted to $0.30 per share and the number of warrants were adjusted from 1,200,000 for Class C & D, 600,000 for Class E and 1,066,666 for Class F to 4,000,000 for Class C & E, 6,000,000 for Class D and 2,666,667 for Class F.  The increase in the number of warrants was in an inverse relation to the decrease in the exercise price.  Pursuant to an agreement dated August 7, 2007, the holders of the June 2007 Debt agreed to retroactively cancel the increase in the number of warrant shares effective April 20, 2007 and to adjust the exercise prices of the Class C, Class D, Class E and Class F Warrants to $.45, $.45, $.45 and $.50 per share, respectively, and to adjust the call price of the Class F Warrants to $.73 per share.  Effective August 7, 2007, the holders of the June 2007 Debt also agreed to cancel all of their Class D and Class E Warrants, thereby reducing the number of Warrants held by them to 1,200,000 Class C Warrants and 1,066,666 Class F Warrants. On the same date, the then holders of June 2006 Debt entered into agreements which had the following affect:

•

to sell their Class C and Class F Warrants and June 2006 Debt to certain non-affiliated parties;

•

to terminate Andrew McKinnon’s (BlastGard’s Chief Executive Officer) prior obligation to purchase the aforementioned securities; and

•

to have a first closing occur on August 8, 2008 as to one-have the securities and a second closing to occur no later than September 22, 2007. The purchasers of the June 2006 Debt agreed to convert their Debentures into shares of our Common Stock at $.30 per share effective at each closing.  See “Item 6.”

In April 2007, the then holders of the June 2006 Debt agreed to waive their right of first refusal in connection with our recently completed offerings in exchange for 150,000 restricted shares of Common Stock with “piggyback” registration rights contemporaneously with their entering into the April 2007 Agreement.

Source Capital Group, Inc. acted as a finder in connection with this transaction. Source Capital was paid 25,000 shares of restricted common stock, a cash fee of $72,000, which represents 6% of the gross proceeds and a 6% fee of each class of warrants issued in connection with the June 2006 debt financing, which warrants were issued by us and not deducted from those issued to any other party. The following table sets forth with respect to each person the number of shares underlying warrants issued to Source Capital and its associated persons.

	NUMBER OF SHARES ISSUABLE UPON EXERCISE OF WARRANTS
INVESTOR	CLASS C	CLASS D	CLASS E	CLASS F
W. Todd Coffin	23,040	23,040	11,520	33,280
William F. Butler	24,480	24,480	12,240	35,360
Gary Sacks	10,800	10,800	5,400	15,600
Source Capital Group	13,680	13,680	6,840	19,760
TOTAL	72,000	72,000	36,000	104,000

For a discussion of additional information that has occurred since January 1, 2008 with respect to the aforementioned transactions, see “Recent Development” under “Item 6.”

Agreement with Quanstar Group

On October 3, 2006, we entered into an agreement (the “QuanStar Agreement”) with QuanStar Group, LLC, (“Quanstar”) headquartered in New York, NY, and L. Paul Bremer, III an individual, (“Quanstar-Bremer”) engaging them to serve as an advisor to render strategic and consulting services to us, primarily in connection with the commercialization of our proprietary BlastGard technology. Arnold Burns, a director of the Company, is part owner of QuanStar Group, LLC.

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

Item 13.

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

4.10	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Exhibit 99.2 contained in our Form 8-K filed June 23, 2006.)

4.11	Form of Registration Rights Agreement (Incorporated by reference to the Registrant’s Exhibit 99.3 contained in our Form 8-K filed June 23, 2006.)

4.12	Form of Security Agreement. (Incorporated by reference to the Registrant’s Exhibit 99.4 contained in our Form 8-K filed June 23, 2006.)

4.13	Form of Subsidiary Guarantee (Incorporated by reference to the Registrant’s Exhibit 99.5 contained in our Form 8-K filed June 23, 2006.)

4.14	Form of Debenture (Incorporated by reference to the Registrant’s Exhibit 99.8 contained in our Form 8-K filed June 23, 2006.)

4.15	Form of Warrant (Incorporated by reference to the Registrant’s Exhibit 99.9 contained in our Form 8-K filed June 23, 2006.)

4.16	Form of SPA Disclosure (Incorporated by reference to the Registrant’s Exhibit 99.10 contained in our Form 8-K filed June 23, 2006.)

4.17	Form of Security Agreement Disclosure Schedule (Incorporated by reference to the Registrant’s Exhibit 99.11 contained in our Form 8-K filed June 23, 2006.)

4.18	Form of Subsidiary Guarantee Disclosure Schedule (Incorporated by reference to the Registrant’s Exhibit 99.12 contained in our Form 8-K filed June 23, 2006.)

10.1	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.2	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.3	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.4

Employment Agreement with Kevin J. Sharpe dated January 31, 2004. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 3 (File No. 333-121455.)

10.5

Alliance Agreement with Centerpoint Manufacturing, Inc. dated October 25, 2004. (Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 4 (File No. 333-121455.)

10.6	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.7	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006).

10.8	Form of Amended and Restated Second Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 99.7 contained in our Form 8-K filed June 23, 2006.)

10.9	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.14 contained in our Form 8-K filed June 23, 2006.)

10.13	Form of Third Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.25 contained in our Registration Statement, file no. 333-135815.)

10.14	Amendment Agreement dated September 15, 2006 to Exhibit 4.11 (Incorporated by reference to Exhibit 10.18 contained in our Form 10-QSB for the quarter ended September 30, 2006).

10.15	Waiver Agreement, dated April 18, 2007. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 25, 2007.)

10.16	Fourth Waiver and Modification Agreement, dated March 20, 2007. (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on April 25, 2007.)

10.17	Management Committee Charter, dated March 23, 2007. (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on April 25, 2007.)

10.18	Employment Agreement for John L. Waddell, Jr., dated April 1, 2007. (Incorporated by reference to Exhibit 10.4 of our Form 8-K filed with the SEC on April 25, 2007.)

10.19	Employment Agreement for James F. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the SEC on April 25, 2007.)

10.20	Employment Agreement for Andrew McKinnon dated April 1, 2007. (Incorporated by reference to Exhibit 10.32 contained in our Form 10-QSB for the quarter ended March 31, 2007.)

10.21	Employment Agreement for Kevin J. Sharpe, dated April 1, 2007.. (Incorporated by reference to Exhibit 10.7 of our Form 8-K filed with the SEC on April 25, 2007.)

10.22	Employment Agreement for Michael J. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.9 of our Form 8-K filed with the SEC on April 25, 2007.)

10.23	Source Capital March 9, 2007 and April 12, 2007 Waiver Agreements (Incorporated by reference to Exhibit 10.10 of our Form 8-K filed with the SEC on April 25, 2007.)

10.24 10.25 10.26

Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

Fifth Waiver and Modification Agreement with Senior Lenders dated March 20, 2008*

Waiver Agreement with 2006 Lenders dated as of March 20, 2008*

1

21.1	Subsidiaries of Registrant*

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).
99.2	Press Release – 2007 Results of Operations*

_______________

* Filed herewith.

Item 14.

  Principal Accountant Fees and Services

The consolidated financial statements of BlastGard International, Inc. as of, and for the years ended, December 31, 2007 and 2006, appearing in this Form 10-KSB, have been audited by Cordovano and Honeck, LLP, an independent registered public accounting firm, as stated in their report thereon, and are included in reliance upon such reports given on the authority of such firm as experts in accounting and auditing.

Audit Fees

The aggregate fees billed for professional services rendered by Cordovano and Honeck, LLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2007 and 2006 were $28,761.00 and $22,800.00, respectively.

Audit-Related Fees

There were no other fees billed by Cordovano & Honeck, LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no tax related fees billed by Cordovano & Honeck LLP during 2007 or 2006.

All Other Fees

There were no other fees billed by Cordovano & Honeck, LLC during the last two fiscal years for products and services provided by Cordovano & Honeck, LLC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLASTGARD® INTERNATIONAL, INC.
Dated:	April 16, 2008

		By:	/s/ Andrew McKinnon
Andrew McKinnon
Chief Executive and Chief Operating Officer

Dated:	April 16, 2008	By:	/s/ Michael J. Gordon
Michael J. Gordon
Chief Financial Officer, Principal Accounting Officer and Vice President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	April 16, 2008	By:	/s/ John L. Waddell, Jr.
John L. Waddell Jr.
President and Director

Dated:	April 16, 2008	By:	/s/ James F. Gordon
James F. Gordon
Chairman of the Board and Director of Blast Mitigating Receptacles

Dated:	April 16, 2008	By:	/s/ Michael J. Gordon
Michael J. Gordon
Director, Vice President, Principal Financial Officer and Principal Accounting Officer

Dated:		By:
Joel Gold
Director

Dated:

  April 16, 2008                                              By:     /s/ Andrew R. McKinnon

Andrew R. McKinnon

Principal Executive Officer