Form 10QSB
period 2008-03-31
BLASTGARD INTERNATIONAL INC
filed 2008-05-15
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

BLASTGARD INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

———————

Colorado	333-47924	84-1506325
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

2451 McMullen Booth Road, Suite 207, Clearwater, Florida 33759-1362

(Address of Principal Executive Office) (Zip Code)

(727) 592-9400

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 14, 2008, the issuer had 40,056,141 shares of $.001 par value common stock outstanding.

———————
Transitional Small Business Disclosure Format (check one):		Yes	X	No

Condensed Balance Sheet

(Unaudited)

March 31, 2008

Assets
Current assets:
Cash	$868,754
Receivables:
Trade, net.	12,422
Other	—
Inventory	123,142
Prepaid expenses	30,975
Total current assets	1,035,293
Property and equipment, net	5,297
Other assets:
Unamortized debt issue costs	56,530
Deferred costs	101,746
Deposits	1,096
$1,199,962

Current liabilities:
Liabilities and Shareholders’ Equity
Current maturities on convertible notes payable, net of
unamortized discount of $77,782	$995,144
Accounts payable	24,727
Due from officer	562
Total current liabilities.	1,020,433

Derivative liability	34,000
Total liabilities	1,054,433

Commitments and contingencies	—

Shareholders’ equity
Preferred stock, $.001 par value; 1,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares authorized,
39,786,554 shares issued and outstanding	39,786
Additional paid-in capital	11,645,848
Retained deficit	(11,540,105)
Total shareholder’s equity	145,529
$1,199,962

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 30,
	2008	2007
Revenues:
Sales	$12,056	$106,116
Cost of goods sold	6,954	84,396
Gross profit.	5,102	21,720

Operating expenses:
General and administrative	256,099	356,987
Research and development	99,198	1,363
Depreciation and amortization	287	7,318
Total operating expenses	355,584	365,668
Operating loss	(350,482)	(343,948)

Non-operating income/(expense):
Gain on derivative liability	—	27,200
Interest income	6,431	2
Rental income	—	500
Interest expense
Amortized debt issue costs	—	(54,534)
Amortized debt discount	(159,439)	(226,978)
Other	(23,876)	(50,507)
Loss before income taxes	(527,366)	(648,265)
	—	—
Income tax provision	—	—

Net loss	$(527,366)	$(648,265)
Basic and diluted loss per share	$(0.01)	$(0.03)
Basic and diluted weighted average common shares	37,061,915	22,110,913

Condensed Statements of Cash Flows

(Unaudited)

	ThreeMonths Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(527,366)	$(648,265)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	287	61,852
Stock for services	—	67,188
Stock-based compensation .	—	36,808
Discount on convertible notes payable .	159,439	226,978
Gain/(loss) on derivative liability	—	(27,200)
Changes in operating assets and liabilities:
Accounts receivable	18,823	27,775
Inventory	(1,919)	56,672
Other operating assets	22,620	7,274
Accounts payable and accruals	(4,039)	220,194
Indebtedness to a related party	562	—
Net cash provided by (used) in operating activities
	(331,593)	29,276
Cash flows from investing activities:
Payments for deferred costs	(6,278)	(9,488)
Purchases of property and equipment	—	(192)
Net cash used in
investing activities	(6,278)	(9,680)

Cash flow from financing activities:
Payments for debt principal	(178,354)	—
Net cash used in
financing activities	(178,354)	—

Net change in cash	(516,225)	19,596

Cash, beginning of period	1,384,979	12,293

Cash, end of period	$868,754	$31,889

(1)

Basis of Presentation

The Consolidated Balance Sheet as of March 31, 2008, the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2008 and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2008 and 2007 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of March 31, 2008 and results of operations and cash flows for the three months ended March 31, 2008 and 2007.  The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended December 31, 2007.

(2)

Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants.  The Company’s convertible promissory notes payable consist of the following at March 31, 2008:

$1,000,000 convertible promissory note issued
December 2, 2004, due on August 29, 2008,
8% annual interest rate, net of unamortized
Discount of $963	$525,128
$200,000 convertible promissory note issued
December 2, 2004, due on August 29, 2008,
8% annual interest rate, net of unamortized
Discount of $185	73,367
$100,000 convertible promissory note issued
December 2, 2004, due on August 29, 2008,
8% annual interest rate, net of unamortized
Discount of $96	53,668
$100,000 convertible promissory note issued
December 2, 2004, due on August 29, 2008,
8% annual interest rate, net of unamortized
Discount of $97	53,668
$20,000 convertible promissory note issued
December 2, 2004, due on August 29, 2008,
8% annual interest rate, net of unamortized
Discount of $23	10,731
716,562

Less: current maturities	(716,562)
$-

Each note carries a default interest rate of 15% per annum. Aggregate monthly payments of 1.2% of the principal amount were paid from November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount were originally payable from May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount were originally payable commencing November 1, 2006 through October 31, 2007. However, as a result of the June 22, 2006 debt financing, the payment arrangements were modified. Monthly payments of interest only (8%) based on the principal amount were paid from June 1, 2006 through May 31, 2007, and then aggregate monthly payments of 6% of the principal amount were paid from June 1, 2007 through March 31, 2008.  Accordingly, all accrued interest had been paid in full as of March 31, 2008. A Modification Agreement was entered into in March 2007 so that each Note became due and payable on March 20, 2008. Pursuant to a further Modification Agreement and a $150,000 payment towards principal, the balance of the unpaid principal of the Notes and any unpaid interest thereon is now due and payable on August 29, 2008. Payments will be applied first to accrued interest and then to principal.

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of the Company’s common stock at a conversion price per share set forth below, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price. The Note holder may elect at any time to convert through the Maturity Date of the Notes and thereafter until the Notes are paid in full, the unpaid principal of the Notes and the accrued interest thereon at a 10% discount (15% discount if the average trading volume per day over the ten preceding trading days prior to a conversion date is 60,000 shares per day or less) to the fair market value of the Company’s Common Stock. The fair market value of the Company’s Common Stock is defined as the average of the closing sales price of the Company’s Common Stock on the OTC Electronic Bulletin Board for the ten trading days preceding each respective conversion date of the Note(s).  Notwithstanding anything contained herein to the contrary, the Notes shall not at any time be convertible at a conversion price below $.10 per share (the “Floor Price”) or above a ceiling price of $.25 per share (the “Ceiling Price”).

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

Detachable common stock warrants issued with convertible promissory notes

The fair value of detachable warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable.  The discount is amortized over the life of the debt.  As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value ($16,562 at March 31, 2008).  At March 31, 2008 there were 1,506,837 warrants outstanding and exercisable associated with this debt.

As part of a debt financing conducted in March 2008, the Company re-priced a number of Class A warrants issued to the then placement agent as follows:

Warrant Class	Outstanding	Previous Exercise price	New Exercise Price	Change in Discount
“A”	82,834	$0.30	$0.10	$ 1,364
			Total	$ 1,364

The fair value for the warrants was estimated at the date of revaluation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.47%
Dividend yield	0.00%
Volatility factor	118.60%
Weighted average expected life	85 years

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

The Company’s subordinated, convertible promissory notes payable consist of the following at March 31, 2008:

$600,000 subordinated, convertible promissory note
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $76,418	$278,582
278,582
Less: current maturities	(278,582)
$-

These notes are subordinated to the convertible promissory notes listed above, which are collateralized by all of the Company’s assets until the notes have been fully paid or fully converted into common stock.

The individual note holders have the right, at their option, to convert the principal amount of the note into fully paid and non-assessable shares of the Company’s common stock at a conversion price per share described below, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price. The convertible notes, which aggregate in principal $355,000, are currently the subject of a legal dispute. The original holders of these notes agreed to sell these notes to third parties, which parties assigned a portion of these rights to five assignees. The third parties and their assignees agreed at each closing to convert their debt into BlastGard common stock at a fixed conversion price of $.30 per share. The original owners of these notes and the third parties (but not the assignees) have entered into agreements with BlastGard such that in the event they are determined by a court of law or settlement agreement to be the owners of the notes, each note shall be convertible into common stock based upon the same formulas and conversion rights as those currently held by the holders of the December 2004 notes currently due August 29, 2008. In the event the assignees are determined to be the rightful owners of the notes due June 22, 2008, then these notes would continue to convert at a fixed conversion price of $.30 per share. The original owners and third parties (but not the assignees) also agreed to waive any adjustment in the exercise price or number of shares of common stock issuable upon conversion of any Class C and Class F Warrants that they currently own or would acquire by way of a settlement agreement or court determination of the pending dispute.

Carrying value of subordinated, convertible notes payable

The conversion of the subordinated, convertible notes payable is fixed at $0.30 per share of the Company’s common stock.  Pursuant to SFAS 133, options embedded in contracts containing the price of a specific equity instrument are not clearly and closely related to an investment in an interest-bearing note and the embedded derivative must be separated from the host contract.  At March 31, 2008, $355,000 in principal of the subordinated convertible notes were still outstanding as were a portion of the warrants.  As a result, the Company has bifurcated the option resulting from the conversion feature and has classified it as a derivative liability pursuant to SFAS 133.  The following table presents the allocation of proceeds from the financing and the subsequent revaluation of the warrants and derivative liability.

Principal balance of the notes	$1,200,000
Less debt discounts:
Fair value of warrants (below)	(768,000)
Fair value of conversion option (below)	(432,000)
Plus amortization of discounts to January 1, 2008	552,490
Less the conversion of debt	(795,000)
Plus the revaluation of discount and conversion option	494,675
Current period amortization of discounts	76,417
Principle payment in current period	(50,000)
Carrying value at March 31, 2008	$278,582

Detachable common stock warrants issued with subordinated convertible promissory notes

The number of warrants outstanding and the associated exercise price at March 31, 2008 was as follows

	Number	Exercise		Fair
Description	Issued	Price		Value
Class "C" warrants	1,200,000	$ 0.45		243,939
Class "F" warrants	1,066,666	$ 0.50		216,835
	2,266,666		Total	460,774

The warrants are exercisable for a period of through June 21, 2011.  The fair value for the warrants was estimated on April 18, 2007, the date of revaluation, using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.47%
Dividend yield	0.00%
Volatility factor	120.03%
Weighted average expected life	2.59 years

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

Debt issue costs

The subordinated, convertible debt discounts and related debt issue costs are expected to amortize over the next year as follows:

	Debt	Debt Issue
December 31,	Discount	Costs	Totals
2008	$76,418	$26,426	$102,842

	$76,418	$26,426	$102,842

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

		Number of Shares
		In Which The
	Derivative	Derivative Liability
	Liability	Can Be Settled
Embedded conversion feature, June 22, 2006	$432,000	1,600,000

Embedded conversion feature, December 31, 2007	34,000	1,600,000

Embedded conversion feature, March 31, 2008	34,000	2,000,000
Current year to date change	$(0)

The change on the derivative liability resulted in a gain of $0 for the three months ended March 31, 2008.

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

Share-based payment

During the three months ended March 31, 2008, the Company recognized $0 in share based compensation from the prior issuance of stock options.

The following table represents stock option activity as of and for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – Decmber 31, 2007	8,060,750	$.64	3.3 years	2,253,900
Granted	-
Exercised	-
Forfeited/expired/cancelled	(1,666,666)

Options Outstanding – March 31, 2008	6,394,084	$.64	3.0 years	2,253,900

Outstanding Exercisable – December 31, 2007	3,560,750	$0.88	3.0 years
Outstanding Exercisable – March 31, 2008	3,560,750	$0.88	2.7 years	1,425,900

(5)

Related Party Transactions

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

As of March 31, 2008 there has been no progress on the lawsuit.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2008, have been included.

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

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to six government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from AmTrak, the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC Transit and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. However, for the three months ended March 31, 2008, we recognized sales of $12,056 and a gross profit of $5,102.

For the quarter ended March 31, 2008, our overall operating and non operating expenses, including interest expense and gain on derivative liability, were relatively constant over the comparable period of the prior year.

Our net loss for the quarter ended March 31, 2008 was $527,366 as compared to $648,265 for the comparable period of the prior year. The decrease in net loss is due to a decrease in interest expense.

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

BlastGard Barrier System (“BBS”).

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

Liquidity and Capital Resources.

At March 31, 2008, we had cash of $868,754, working capital of $14,860, an accumulated deficit of $11,540,105 and shareholder equity of $145,529.

For the quarter ending March 31, 2008, net cash used in operating activities was -$331,593 primarily due to our net loss of $527,366, partially offset by a $159,439 discount on convertible notes payable. During the quarter ended March 31, 2008, we used cash in investing activities for payment of deferred costs of $6,278. For the quarter ended March 31, 2007, cash was provided by operating activities of $29,276, primarily due to our net loss of $648,265 offset by a $220,194 increase in accounts payable and a $226,978 discount on convertible notes payable. During the quarter ended March 31, 2007, cash was used in investing activities to purchase property and equipment of $192 and for payment of deferred costs of $9,488.

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

At March 31, 2008, we had cash of $868,754. As of April 30, 2008, we had cash of approximately $640,000 and we owed approximately $568,000 and $355,000 to the holders of our December 2004 Debt and June 2006 Debt, respectively. As described below, we recently paid down the December 2004 Debt by $150,000 and received an extension from the holders of the December 2004 Debt to make payment in full on or before August 29, 2008. The June 2006 Debt will become due and payable on June 22, 2008. See “Recent Developments” for additional information.

In August 2007, we owed the holders of the June 2006 Debt (the “Sellers”) the principal amount of $1,200,000. Pursuant to an agreement dated as of August 7, 2007 (the “August 2007 Agreement”), Robert F. Rose Investments and certain other non-affiliated parties (collectively hereinafter referred to as the “Purchasers”) entered into an agreement with the Sellers to purchase the remaining June 2006 Debt, which transaction is personally guaranteed by Mr. Rose.  Upon the completion of said transaction, the Purchasers had agreed to automatically convert their June 2006 Debt into shares of our Common Stock at $.30 per share.  To date, $795,000 of the $1,200,000 has been completed and converted into our Common Stock at $.30 per share. Pursuant to an agreement dated as of September 21, 2007, the Purchasers agreed to assign $355,000 of the remaining $405,000 to be purchased pursuant to the August 2007 Agreement to five non-affiliated persons (collectively hereinafter referred to as the “Assignees”) and the Assignees deposited $355,000 in escrow with Sellers’ attorney, as Escrow Agent. Subsequently, the Assignees notified the Escrow Agent that it should not release the escrowed funds from escrow and demanded the return of their funds. Said $355,000 is currently the subject of a legal dispute and such funds are being held in escrow by the Seller’s attorneys. Although there is a dispute as to the rights and obligations of the parties pursuant to the aforementioned agreements and the possible conversion of the June 2006 Debt into shares of our Common Stock, we have continued to make interest payments on the June 2006 Debt so as to avoid any claim of default. See “Recent Developments.”

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

The foregoing Modification Agreement between BlastGard and the Senior Lenders triggered the anti-dilution provisions of (i) the June 2006 Debt to the extent that it is ultimately determined by a court of law or settlement agreement that we owe the principal of the June 2006 Debt to the 2006 Lenders (as opposed to being obligated to deliver our Common Stock upon conversion thereof to the Purchasers or Assignees at a conversion price of $.30 per share) and (ii) the Class A, Class C and Class F Warrants held (or to be acquired) by the 2006 Lenders, the Purchasers, the Assignees and/or certain other non-affiliated persons (collectively hereinafter referred to as “Our Securities Holders”).

We have obtained Waiver and Modification Agreements with some but not all of our Securities Holders to waive the anti-dilution provisions of their Class A, Class C and/or Class F Warrants held by them in connection with our March 20, 2008 Agreement with our Senior Lenders. In this respect, we have entered into an agreement with the 2006 Lenders. Said agreement provides that in the event a Settlement Agreement is entered into or a court of law determines the resolution of the dispute noted five paragraphs above and the 2006 Lenders end up beneficially owning the 2006 Debt and/or Class C and Class F Warrants, the 2006 Debt will have the same anti-dilution rights as those granted to the Senior Lenders. Further, such agreement provides that the 2006 Lenders will have waived their anti-dilution rights with respect to their Class C and Class F Warrants to receive a lower conversion price and/or additional shares purchasable thereunder as it relates to our March 2008 Agreement with the Senior Lenders.

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

•

to terminate Andrew McKinnon’s (currently BlastGard’s Chief Executive Officer) prior obligation to purchase the aforementioned securities; and

•

to have a first closing occur on August 8, 2008 as to one-half  the securities and a second closing to occur no later than September 22, 2007. The purchasers of the June 2006 Debt agreed to convert their Debentures into shares of our Common Stock at $.30 per share effective at each closing. As of April 9, 2008, closings have occurred on two-thirds of the securities subject to contract, and the outstanding June 2006 Debt has been otherwise reduced to a principal amount of approximately $355,000. See “Recent Developments.”

Other Recent Financings

For a discussion of “Other Recent Financings,” see “Item 6” of our Form 10-KSB for the first year ended December 31, 2007.

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

Recently Issued Accounting Pronouncements

During the past two years, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, SFAS No. 156, SFAS No. 157 and SFAS No. 159 and FIN 48 which are described in Note 1, “Recent Accounting Pronouncements” of the Notes to Financial Statements contained in our latest annual report on Form 10-KSB filed with the Security and Exchange commission on April 17, 2008. Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) From January 2008 to April 30, 2008, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

April 2008	Common Stock	219,587 shares	Debt conversion; no commissions paid	Section 3(a)(9). Exchange of securities of the same issuer without any commissions being paid.	Notes converted at $.11385 per share.

(b)  Rule 463 of the Securities Act is not applicable to the Company.

(c)  In the three months ended March 31, 2008, there were no repurchases by the Company of its Common Stock.

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

4.10	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Exhibit 99.2 contained in our Form 8-K filed June 23, 2006.)

4.11	Form of Registration Rights Agreement (Incorporated by reference to the Registrant’s Exhibit 99.3 contained in our Form 8-K filed June 23, 2006.)

4.12	Form of Security Agreement. (Incorporated by reference to the Registrant’s Exhibit 99.4 contained in our Form 8-K filed June 23, 2006.)

4.13	Form of Subsidiary Guarantee (Incorporated by reference to the Registrant’s Exhibit 99.5 contained in our Form 8-K filed June 23, 2006.)

4.14	Form of Debenture (Incorporated by reference to the Registrant’s Exhibit 99.8 contained in our Form 8-K filed June 23, 2006.)

4.15	Form of Warrant (Incorporated by reference to the Registrant’s Exhibit 99.9 contained in our Form 8-K filed June 23, 2006.)

4.16	Form of SPA Disclosure (Incorporated by reference to the Registrant’s Exhibit 99.10 contained in our Form 8-K filed June 23, 2006.)

4.17	Form of Security Agreement Disclosure Schedule (Incorporated by reference to the Registrant’s Exhibit 99.11 contained in our Form 8-K filed June 23, 2006.)

4.18	Form of Subsidiary Guarantee Disclosure Schedule (Incorporated by reference to the Registrant’s Exhibit 9.12 contained in our Form 8-K filed June 23, 2006.)

10.1	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.2	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.3	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

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

10.6	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.7	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006).

10.8	Form of Amended and Restated Second Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 99.7 contained in our Form 8-K filed June 23, 2006.)

10.9	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.14 contained in our Form 8-K filed June 23, 2006.)

10.13	Form of Third Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.25 contained in our Registration Statement, file no. 333-135815.)

10.14	Amendment Agreement dated September 15, 2006 to Exhibit 4.11 (Incorporated by reference to Exhibit 10.18 contained in our Form 10-QSB for the quarter ended September 30, 2006).

10.15	Waiver Agreement, dated April 18, 2007. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 25, 2007.)

10.16	Fourth Waiver and Modification Agreement, dated March 20, 2007. (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on April 25, 2007.)

10.17	Management Committee Charter, dated March 23, 2007. (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on April 25, 2007.)

10.18	Employment Agreement for John L. Waddell, Jr., dated April 1, 2007. (Incorporated by reference to Exhibit 10.4 of our Form 8-K filed with the SEC on April 25, 2007.)

10.19	Employment Agreement for James F. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the SEC on April 25, 2007.)

10.20	Employment Agreement for Andrew McKinnon dated April 1, 2007. (Incorporated by reference to Exhibit 10.32 contained in our Form 10-QSB for the quarter ended March 31, 2007.)

10.21	Employment Agreement for Kevin J. Sharpe, dated April 1, 2007.. (Incorporated by reference to Exhibit 10.7 of our Form 8-K filed with the SEC on April 25, 2007.)

10.22	Employment Agreement for Michael J. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.9 of our Form 8-K filed with the SEC on April 25, 2007.)

10.23	Source Capital March 9, 2007 and April 12, 2007 Waiver Agreements (Incorporated by reference to Exhibit 10.10 of our Form 8-K filed with the SEC on April 25, 2007.)

10.24	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

10.25

Fifth Waiver and Modification Agreement with Senior Lenders dated March 20, 2008 (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007).

10.26	Waiver Agreement with 2006 Lenders dated as of March 20, 2008 (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007).

21.1	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007).

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

99.2	Press Release – First Quarter 2008 Results of Operations*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

By:	/s/ Andrew McKinnon
Andrew McKinnon Chief Executive and Chief Operating Officer

By:	/s/ Michael J. Gordon
Michael J. Gordon
Chief Financial Officer, Principal Accounting Officer and Vice President

Date:  May 15, 2008