Form 10-Q
period 2008-03-31
BLASTGARD INTERNATIONAL INC
filed 2008-05-19
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer		☐
Non-accelerated filer ☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 14, 2008, the issuer had 40,056,141 shares of $.001 par value common stock outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or

15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.	☒	Yes	☐	No

EXPLANATORY NOTE

This Form 10-Q is being filed in replacement of a Form 10-QSB for the quarter ended March 31, 2008 filed with the Securities and Exchange Commission on May 15, 2008, which Form 10-QSB was filed on an incorrect form.

Condensed Balance Sheet

March 31, 2008

	31-Mar-08	31-Dec-08
Assets	(Unaudited)
Current assets:
Cash	$868,754	$1,384,979
Receivables:
Trade, net.	12,422	31,245
Other	—	—
Inventory	123,142	121,223
Prepaid expenses	30,975	54,206
Total current assets	1,035,293	1,591,653
Property and equipment, net	5,297	5,297
Other assets:
Unamortized debt issue costs	56,530	56,530
Deferred costs	101,746	95,804
Deposits	1,096	772
	$1,199,962	$1,750,056

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on convertible notes payable, net of
unamortized discount of $77,782 and $235,857, respectively	$995,144	$1,015,424
Accounts payable	24,727	28,766
Due from officer	562	—
Total current liabilities	1,020,433	1,044,190
Derivative liability	34,000	34,000
Total liabilities	1,054,433	1,078,190

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, $.001 par value; 1,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized,
39,786,554 shares issued and outstanding	39,786	39,787
Additional paid-in capital	11,645,848	11,644,632
Retained deficit	(11,540,105)	(11,012,553)
Total shareholder’s equity	145,529	671,866
	$1,199,962	$1,750,056

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 30,
	2008	2007
Revenues:
Sales	$12,056	$106,116
Cost of goods sold	6,954	84,396
Gross profit.	5,102	21,720

Operating expenses:
General and administrative	256,099	356,987
Research and development	99,198	1,363
Depreciation and amortization	287	7,318
Total operating expenses	355,584	365,668
Operating loss	(350,482)	(343,948)

Non-operating income/(expense):
Gain on derivative liability	—	27,200
Interest income	6,431	2
Rental income	—	500
Interest expense
Amortized debt issue costs	—	(54,534)
Amortized debt discount	(159,439)	(226,978)
Other	(23,876)	(50,507)
Loss before income taxes	(527,366)	(648,265)
	—	—
Income tax provision	—	—

Net loss	$(527,366)	$(648,265)
Basic and diluted loss per share	$(0.01)	$(0.03)
Basic and diluted weighted average common shares	37,061,915	22,110,913

Condensed Statements of Cash Flows

(Unaudited)

	ThreeMonths Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(527,366)	$(648,265)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	287	61,852
Stock for services	—	67,188
Stock-based compensation .	—	36,808
Discount on convertible notes payable .	159,439	226,978
Gain/(loss) on derivative liability	—	(27,200)
Changes in operating assets and liabilities:
Accounts receivable	18,823	27,775
Inventory	(1,919)	56,672
Other operating assets	22,620	7,274
Accounts payable and accruals	(4,039)	220,194
Indebtedness to a related party	562	—
Net cash provided by (used) in operating activities
	(331,593)	29,276
Cash flows from investing activities:
Payments for deferred costs	(6,278)	(9,488)
Purchases of property and equipment	—	(192)
Net cash used in
investing activities	(6,278)	(9,680)

Cash flow from financing activities:
Payments for debt principal	(178,354)	—
Net cash used in
financing activities	(178,354)	—

Net change in cash	(516,225)	19,596

Cash, beginning of period	1,384,979	12,293

Cash, end of period	$868,754	$31,889

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q.  Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein.  The Company's actual results could differ materially from those discussed here.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

Item 4.  Controls and Procedures

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