Form 10-Q
period 2008-06-30
BLASTGARD INTERNATIONAL INC
filed 2008-08-14
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2008, the issuer had 40,891,546 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

BLASTGARD INTERNATIONAL, INC.

INDEX

Page
PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Condensed balance sheets, June 30, 2008 (unaudited) and December 31, 2007

3

Condensed statements of operations, three and six months ended
June 30, 2008 and 2007 (unaudited)

4

Condensed statements of cash flows, six months ended June 30,
2008 and 2007 (unaudited)

5

Notes to condensed financial statements

6

Item 2.

Management’s Plan Of Operation

15

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

23

Item 4.

Controls And Procedures

23

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

24

Item 1A.

Risk Factors

24

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds.

24

Item 3.

Defaults Upon Senior Securities

25

Item 4.

Submission Of Matters To A Vote Of Security Holders

25

Item 5.

Other Information

25

Item 6.

Exhibits

25

Signatures

29

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

BLASTGARD INTERNATIONAL, INC.

CONDENSED BALANCE SHEET

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash	$416,906	$1,384,979
Receivables:
Trade, net	8,789	31,245
Inventory	118,912	121,223
Prepaid expenses...	21,362	54,206
Total current assets.	565,969	1,591,653

Property and equipment, net	2,804	5,297
Other assets:
Intangible assets, net.	18,876	772
Unamortized debt issue costs	—	56,530
Deferred costs	147,138	95,804
Deposits	1,096	—
	$735,883	$1,750,056

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities on convertible notes payable, net of unamortized discount of $0 and $235,857 respectively	$892,926	$1,015,424
Accounts payable	44,391	28,766
Accrued interest	10,813	—
Due to officer	971	—
Total current liabilities	949,101	1,044,190

Derivative liability	—	34,000
Total liabilities	949,101	1,078,190

Commitments and contingencies	—	—

Shareholders’ Deficit
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 40,056,141 and 39,786,554 shares issued and outstanding respectively	40,056	39,786
Additional paid-in capital	11,674,362	11,644,633
Retained deficit	(11,927,636)	(11,012,553)
Total shareholders’ deficit.	(213,218)	671,866
	$735,883	$1,750,056

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Sales	$8,324	$11,320	$20,380	$117,436
Cost of goods sold	3,330	15,223	10,284	99,619
Gross profit	4,994	(3,903)	10,096	17,817

Operating expenses:
General and administrative	258,554	885,379	514,653	1,242,366
Research and development	24,018	14,823	123,216	16,186
Depreciation and amortization	2,780	6,429	3,067	13,747
Total operating expenses	285,352	906,631	640,936	1,272,299
Operating loss	(280,358)	(910,534)	(630,840)	(1,254,482)

Non-operating income/(expense):
Loss on disposal of assets	—	(1,344)	—	(1,344)
Gain/(loss) on derivative liability (Note 6)	34,000	(72,000)	34,000	(44,800)
Interest income	2,402	22,128	8,833	22,130
Rental income	—	—	—	500
Interest expense (Notes 4 and 5):
Amortized debt issue costs	(56,530)	(29,729)	(56,530)	(84,263)
Amortized debt discount	(76,417)	(279,217)	(235,856)	(506,195)
Other	(10,814)	(51,047)	(34,690)	(101,554)

Loss before income taxes	(387,717)	(1,321,743)	(915,083)	(1,970,008)
	—	—	—	—
Income tax provision (Note 3)	—	—	—	—

Net loss	$(387,717)	$(1,321,743)	$(915,083)	$(1,970,008)

Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.07)

Basic and diluted weighted average common shares outstanding	40,013,544	33,844,970	39,009,049	27,180,205

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(915,083)	$(1,970,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,597	98,010
Stock-based compensation	—	351,555
Discount on convertible notes payable	235,856	506,195
Gain/(loss) on derivative liability	(34,000)	(44,800)
Changes in operating assets and liabilities:
Accounts receivable	22,456	26,395
Inventory	2,311	31,802
Other operating assets	13,071	(36,026)
Accounts payable and accruals	26,436	(106,355)
Indebtedness to a related party	971	—
Net cash provided by (used) in operating activities	(588,385)	(1,143,232)

Cash flows from investing activities:
Payments for deferred costs	(51,334)	(13,910)
Purchases of property and equipment	—	2,040
Net cash used in investing activities	(51,334)	(11,870)

Cash flow from financing activities:
Proceeds from sale of common stock		3,968,310
Payments for offering costs		(491,648)
Payments for debt principal	(328,354)	(68,143)
Net cash used in financing activities	(328,354)	3,408,519

Net change in cash	(968,073)	2,253,417

Cash, beginning of period	1,384,979	381,863

Cash, end of period	$416,906	$2,635,280

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,876	$101,554
Income taxes	$—	$—

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(1)

Basis of Presentation

The Consolidated Balance Sheet as of June 30, 2008, the Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2008 and the Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007, and Cash Flows for the six months ended June 30, 2008 and 2007 have been prepared by us without audit. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of June 30, 2008 and results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The results of operations and cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended December 31, 2007.

On June 22, 2006, we borrowed the principal amount of $1,200,000 (the “June 2006 Debt”) from two non-affiliated persons (the “Lenders”) due June 22, 2008. Pursuant to an agreement dated as of August 7, 2007 (the “August 2007 Agreement”), Robert F. Rose Investments and two other non-affiliated parties (collectively hereinafter referred to as the “Purchasers”) entered into an agreement with the Lenders to purchase the June 2006 Debt, which transaction is personally guaranteed by Mr. Rose.  Upon the completion of said transaction, the Purchasers had agreed to automatically convert their June 2006 Debt into shares of our Common Stock at $.30 per share.  To date, $795,000 of the $1,200,000 has been completed and converted into our Common Stock at $.30 per share and $50,000 in principal was paid back. Pursuant to an agreement dated as of September 21, 2007, the Purchasers agreed to assign the remaining $355,000 to be purchased pursuant to the August 2007 Agreement to five non-affiliated persons (collectively hereinafter referred to as the “Assignees”) and the Assignees deposited $355,000 in escrow with Lenders’ attorney, as Escrow Agent. Subsequently, the Assignees notified the Escrow Agent that it should not release the escrowed funds from escrow and demanded the return of their funds. Said $355,000 is currently the subject of a legal dispute and such funds are being held in escrow by the Lenders’ attorneys. Although there is a dispute as to the rights and obligations of the parties pursuant to the aforementioned agreements and the possible conversion of the June 2006 Debt into shares of our Common Stock, we had continued to make the quarterly interest payments on the June 2006 Debt so as to avoid any claim of default. However, on June 22, 2008, the June 22, 2006 debt became due and payable and no payment of principal or accrued interest thereon was made by us.

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(2)

Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at June 30, 2008:

$1,000,000 convertible promissory note issued
December 2, 2004, due on August 29, 2008,
8% annual interest rate, net of unamortized
Discount of $0	$391,181
$200,000 convertible promissory note issued
December 2, 2004, due on August 29, 2008,
8% annual interest rate, net of unamortized
Discount of $0	53,181
$100,000 convertible promissory note issued
December 2, 2004, due on August 29, 2008,
8% annual interest rate, net of unamortized
Discount of $0	42,530
$100,000 convertible promissory note issued
December 2, 2004, due on August 29, 2008,
8% annual interest rate, net of unamortized
Discount of $0	42,530
$20,000 convertible promissory note issued
December 2, 2004, due on August 29, 2008,
8% annual interest rate, net of unamortized
Discount of $0	8,503
537,925

Less: current maturities	(537,925)
$—

Each note carries a default interest rate of 15% per annum. Aggregate monthly payments of 1.2% of the principal amount were paid from November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount were originally payable from May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount were originally payable commencing November 1, 2006 through October 31, 2007. However, as a result of the June 22, 2006 debt financing, the payment arrangements were modified. Monthly payments of interest only (8%) based on the principal amount were paid from June 1, 2006 through May 31, 2007, and then aggregate monthly payments of 6% of the principal amount were paid from June 1, 2007 through June 30, 2008. Accordingly, all accrued interest had been paid in full as of March 31, 2008. A Modification Agreement was entered into in March 2007 so that each Note became due and payable on March 20, 2008. Pursuant to a further Modification Agreement and a $150,000 payment towards principal, the balance of the unpaid principal of the Notes and any unpaid interest thereon is now due and payable on August 29, 2008. Payments will be applied first to accrued interest and then to principal. As of July 31, 2008, the Company owed approximately $452,076 in principal and $14,485 in accrued interest to the holders of our December 2004 Debt.

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of the Company’s common stock at a conversion price per share set forth below, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price. The Note holder may elect at any time to convert through the Maturity Date of the Notes and thereafter until the Notes are paid in full, the unpaid principal of the Notes and the accrued interest thereon at a 10% discount (15% discount if the average trading volume per day over the ten preceding trading days prior to a conversion date is 60,000 shares per day or less) to the fair market value of the Company’s Common Stock. The fair market value of the Company’s Common Stock is defined as the average of the closing sales price of the Company’s Common Stock on the OTC Electronic Bulletin Board for the ten trading days preceding each respective conversion date of the Note(s). Notwithstanding anything contained herein to the contrary, the Notes shall not at any time be convertible at a conversion price below $.10 per share (the “Floor Price”) or above a ceiling price of $.25 per share (the “Ceiling Price”). Based upon a floor of $.10 per share, the outstanding principal and accrued interest thereon is convertible into 4,665,610 shares of our Common Stock.

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

Detachable common stock warrants issued with convertible promissory notes

The fair value of detachable warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount is amortized over the life of the debt. As the discount is amortized, the reported outstanding principal balance of the notes will approach the remaining unpaid value ($537,925 at June 30, 2008. There is no longer a discount). At June 30, 2008 there were 1,506,837 warrants outstanding and exercisable associated with this debt.

As part of a debt financing conducted in March 2007, the Company re-priced a number of Class A warrants issued to the then placement agent as follows:

Warrant Class	Outstanding	Previous Exercise price	New Exercise Price	Change in Discount
“A”	82,834	$0.30	$0.10	$ 1,364
			Total	$ 1,364

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The fair value for the warrants was estimated at the date of revaluation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.47%
Dividend yield	0.00%
Volatility factor	118.60%
Weighted average expected life	.85 years

(3)

Subordinated Convertible Notes Payable

On June 22, 2006, the Company entered into agreements to borrow an aggregate principal amount of $1,200,000 and to issue to the investors’ subordinated, convertible promissory notes and common stock purchase warrants. In April 2007, the Company lowered the exercise price on the conversion and the warrants and revalued warrants and the associated discount on the convertible debt. On August 8, 2007, one-half of the debt was acquired by unrelated parties. The new holders converted $600,000 of the debt on August 8, 2007 and later an additional $195,000 in September 2007 at $.30 per share. The Company also paid $50,000 to reduce the outstanding principal amount of the debt to $355,000. All the holders agreed to unwind the changes made in April 2007 to reduce the number of warrants outstanding to previous levels and to reset the exercise price to amounts consistent with the other convertible debt and warrants. Also, the holders of the 2006 convertible debt agreed to cancel their “D” and “E” warrants.

The Company’s subordinated, convertible promissory notes payable consist of the following at June 30, 2008:

$600,000 subordinated, convertible promissory note
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $0	$355,000
355,000
Less: current maturities	(355,000)
$—

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

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Carrying value of subordinated, convertible notes payable

The conversion of the subordinated, convertible notes payable is fixed at $0.30 per share of the Company’s common stock. Pursuant to SFAS 133, options embedded in contracts containing the price of a specific equity instrument are not clearly and closely related to an investment in an interest-bearing note and the embedded derivative must be separated from the host contract. At June 30, 2008, $355,000 in principal of the subordinated convertible notes was still outstanding as were a portion of the warrants. See “Note 1.”  As a result, the Company has bifurcated the option resulting from the conversion feature and has classified it as a derivative liability pursuant to SFAS 133. The following table presents the allocation of proceeds from the financing and the subsequent revaluation of the warrants and derivative liability.

Principal balance of the notes	$1,200,000
Less debt discounts:
Fair value of warrants (below)	(768,000)
Fair value of conversion option (below)	(432,000)
Plus amortization of discounts to December 31, 2007	552,490
Less the conversion of debt	(795,000)
Plus the revaluation of discount and conversion option	494,676
Current period amortization of discounts	152,834

Principle payment in current period	(50,000)
Carrying value at June 30, 2008	$355,000

Detachable common stock warrants issued with subordinated convertible promissory notes

The number of warrants outstanding and the associated exercise price at June 30, 2008 was as follows

Description	Number Issued	Exercise Price		Fair Value
Class "C" warrants	1,200,000	$0.45		243,939
Class "F" warrants	1,066,666	$0.50		216,835
	2,266,666		Total	460,774

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Debt issue costs

The subordinated, convertible debt discounts and related debt issue costs have been fully amortized.

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

	Derivative Liability	Number of Shares In Which The Derivative Liability Can Be Settled
Embedded conversion feature, June 22, 2006	$432,000	1,600,000

Embedded conversion feature, December 31, 2007	34,000	1,600,000

Embedded conversion feature, June 30, 2008	0	2,000,000
Current year to date change	$(34,000)

The change on the derivative liability resulted in a gain of $34,000 for the six months ended June 30, 2008.

(4)

Shareholders’ Equity

Preferred stock

The Company is authorized to issue 1,000 shares of $.001 par value preferred stock. The Company may divide and issue the Preferred Shares in series. Each Series, when issued, shall be designated to distinguish them from the shares of all other series. The relative rights and preferences of these series

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

include preference of dividends, redemption terms and conditions, amount payable upon shares of voluntary or involuntary liquidation, terms and condition of conversion as well as voting powers.

Share-based payment

During the six months ended June 30, 2008, the Company recognized $0 in share based compensation from the prior issuance of stock options.

The following table represents stock option activity as of and for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2007	8,060,750	$.64	3.3 years	2,253,900

Granted	—
Exercised	—
Forfeited/expired/cancelled	(1,666,666)

Options Outstanding – June 30, 2008	6,394,084	$.64	3.0 years	2,253,900

Outstanding Exercisable – December 31, 2007	3,560,750	$0.88	3.0 years
Outstanding Exercisable – June 30, 2008	3,560,750	$0.88	2.7 years	1,425,900

(5)

Related Party Transactions

During the six months ended June 30, 2008, the Company has not borrowed against its $100,000 credit line, which was secured by its Chief Financial Officer.

(6)

Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, no income tax benefit or expanse has been presented.

(7)

Commitments and Contingencies

Office Lease

The Company entered into a new lease agreement in June 2007 for office space in Clearwater Florida. Rental payments under the lease are $600 per month on a month to month basis. The Company also has sales office space in Orangeville, Ontario and pays $1,200 per month on a month to month agreement. Rent expense for June 30, 2008 and 2007 were $10,800 and $16,050, respectively.

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

On July 19, 2006, we filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida. The Defendants in the lawsuit are Sam Gettle, Guy Gettle and Verde Partners Family Limited Partnership (“Verde”). The lawsuit contends that the Defendants have committed defamatory acts against BlastGard International and its products. The lawsuit also asks for a declaration that BlastGard International is not liable for the acts complained of in the Nevada action. On BlastGard’s affirmative claims for defamation, the Florida action seeks injunctive relief and damages in excess of $15,000, exclusive of attorney’s fees and costs. Sam Gettle, Guy Gettle, and Verde counter claimed in the lawsuit alleging the same bad acts complained of in the Nevada action. The counterclaim seeks an award of unspecified damages and injunctive relief. The Company has continued its plaintiff position in the lawsuit and to vigorously defend itself against the allegations claimed in the defendant’s counterclaim. Management does not possess enough information to estimate the possible outcomes associated with this case and as of June 30, 2008 there has been no significant progress on the lawsuit to report.

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(8)

Subsequent events

Conversion of debt for stock

During July 2008, holders of the convertible promissory notes from 2004 elected to convert a portion of the debt to equity. One holder converted $50,850 in debt to 500,000 shares of stock on July 30, 2008. Another holder converted $10,000 and $25,000 of debt on July 18th and 31st respectively for 100,000 and 235,405 shares of stock respectively. The total shares outstanding after the conversion was 40,891,546.

Item 2.

Management’s Plan of Operation

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and those actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended June 30, 2008, have been included.

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

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to six government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from AmTrak, the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC

Transit, and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. However, for the quarter ended June 30, 2008, we recognized sales of $8,324 and a gross profit of $4,994.

For the quarter ended June 30, 2008, our overall operating and non operating expenses, including interest expense and gain on derivative liability, dropped significantly from the prior year due to a reduction in stock based compensation expenses of $0.00 for the six months ended June 30, 2008 compared to $351,555 for the six months ended June 30, 2007. During this time period, officers’ salaries were also reduced by $254,241 and $254,977 for the three and six months ended June 30, 2008 over the comparable period of the prior year.

Our net loss for the quarter ended June 30, 2008 was $387,717 as compared to $1,321,743 for the comparable period of the prior year. Our net loss for the six months ended June 30, 2008 was $915,083 as compared to $1,970,008 for the comparable period of the prior year. The decreases in net loss are due to a decrease in operating and non-operating expenses.

BlastGard’s products are currently being tested (or have recently been tested) and evaluated by many military and defense contractors and commercial companies in the United States and abroad as described under Business Prospects. As we experience anticipated growth and expansion of our operations, we will experience an increase in operating expenses and costs of doing business.

Business Prospects

On July 17, 2008 BlastGard announced receipt of a formal purchase agreement for 156 BlastGard MTR blast mitigated receptacles valued at approximately $700,000 for a major United States airport. BlastGard’s blast mitigating receptacles will be installed throughout the facility and this very important transaction has opened the door to the Airport Security market for our Blast Mitigating Receptacles. Receptacles, which are a necessity for waste management, pose a serious threat to public safety considering how easily they can conceal an explosive device. The installation of these blast mitigating receptacles is another step toward USA airport's emphasis on safety, reliability, enhanced cleanliness and improved customer service.

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

Mitigated Trash Receptacle; and

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

Insensitive Munitions (IM) Weapons Containers

Weapons containers require specialty design. We have developed several of these containers for evaluation and testing by the United States, United Kingdom and other military clients. Although we do not have a development or supply contract with any military agencies at this time, we anticipate important prototype testing of these designs will ensue in the second half of 2008 with our strategic partner Lancer Systems and with the National Warheads and Energetics Consortium (NWEC) / Defense Ordnance Technology Consortium (DOTC). This product line will have numerous versions for military weapons including bombs, rockets, medium and large caliber ammunition and missiles.

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

BlastGard Barrier System (“BBS”) High-Capacity Wall System for Perimeter and Structure Protection

The BBS product is an innovative combination of three patented technologies, an HDPE cellular core, BlastWrap® and an aesthetically pleasing novel fascia system. BBS has extraordinary blast, ballistic, fragment, shaped charge jet and breaching resistance capabilities and it is beautiful, low cost, configurable and “stealthy”. The cellular core material, patented by the U.S. Army, has been used extensively by the U.S. military and commercial clients worldwide for building roads, for shoring up unstable roads, for extensive soil stabilization projects and for revetments and barriers. After the core is placed and filled, BlastWrap® is attached to the “threat side(s)” of the BBS structure, and finally, the fascia system encloses the entire structure, thereby creating an effective “stealth” characteristic for the entire BBS structure that is, the extreme capabilities of this system are not at all visually apparent. Clients with concerns about heavy blast, breaching, ballistic, fragment and shaped charge jet threats to their facilities can now effectively address all of those threats with our economical solution. Optional electronic security capabilities can also be integrated into the system.

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

Liquidity and Capital Resources.

At June 30, 2008, we had cash of $416,906, working capital of $(383,132), an accumulated deficit of $11,927,636 and shareholder equity of $213,218.

For the six months ended June 30, 2008, net cash used in operating activities was $(588,385) primarily due to our net loss of $915,083, partially offset by a $235,856 discount on convertible notes payable. During the six months ended June 30, 2008, we used cash in investing activities for payment of deferred costs of $(51,334). During the six months ended June 30, 2008, we used $(328,354) for principle payments on long-term debt. For the six months ended June 30, 2007, net cash used in operating activities was $1,143,232 primarily due to our net loss of $1,970,008 partially offset by a discount on convertible notes payable of $506,195. During the six months ended

June 30, 2007, we used cash in investing activities for payment of deferred costs of $(13,910) and received $2,040 from the sale of assets. During the six months ended June 30 2007, net cash provided by financing activities consisted of proceeds from the sale of stock of $3,968,810 less offering costs of $(491,648) and principal payments on convertible debt of $(68,143).

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

At June 30, 2008, we had cash of $416,906. As of July 31, 2008, we had cash of approximately $300,000 and we owed approximately $452,076 in principal and $14,485 in accrued interest to the holders of our December 2004 Debt. As described below, we recently paid down the December 2004 Debt by $150,000 in addition to several partial conversions and received an extension from the holders of the December 2004 Debt to make payment in full on or before August 29, 2008.

In regards to the June 2006 Debt, we filed a Form 8-K on July 2, 2008. On June 22, 2006, we borrowed the principal amount of $1,200,000 (the “June 2006 Debt”) from two non-affiliated persons (the “Lenders”) due June 22, 2008. Pursuant to an agreement dated as of August 7, 2007 (the “August 2007 Agreement”), Robert F. Rose Investments and two other non-affiliated parties (collectively hereinafter referred to as the “Purchasers”) entered into an agreement with the Lenders to purchase the June 2006 Debt, which transaction is personally guaranteed by Mr. Rose. Upon the completion of said transaction, the Purchasers had agreed to automatically convert their June 2006 Debt into shares of our Common Stock at $.30 per share. To date, $795,000 of the $1,200,000 has been completed and converted into our Common Stock at $.30 per share and $50,000 in principal was paid back. Pursuant to an agreement dated as of September 21, 2007, the Purchasers agreed to assign the remaining $355,000 to be purchased pursuant to the August 2007 Agreement to five non-affiliated persons (collectively hereinafter referred to as the “Assignees”) and the Assignees deposited $355,000 in escrow with Lenders’ attorney, as Escrow Agent. Subsequently, the Assignees notified the Escrow Agent that it should not release the escrowed funds from escrow and demanded the return of their funds. Said $355,000 is currently the subject of a legal dispute and such funds are being held in escrow by the Lenders’ attorneys. Although there is a dispute as to the rights and obligations of the parties pursuant to the aforementioned agreements and the possible conversion of the June 2006 Debt into shares of our Common Stock, we had continued to make the quarterly interest payments on the June 2006 Debt so as to avoid any claim of default. However, on June 22, 2008, the June 22, 2006 debt became due and payable and no payment of principal or accrued interest thereon was made by us. It is management’s position, although no assurance can be given in this regard, that we do not owe the lenders the $355,000 and that we are obligated to deliver 1,183,333 shares of common stock to the assignees upon conversion thereof. Nevertheless, we have continued to include the principal of the June 2006 Debt (exclusive of interest after June 22, 2008) on our consolidated balance sheet in order to reflect the worse case scenario.

See “Note 1” and “Recent Developments.”

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

“The Holder(s) may elect at any time to convert through the Maturity Date of the Notes and thereafter until the Notes are paid in full, the unpaid principal of the Notes and the accrued interest thereon at a 10% discount (15% discount if the average trading volume per day over the ten preceding trading days prior to a conversion date is 60,000 shares per day or less) to the fair market value of the Company’s Common Stock. The fair market value of the Company’s Common Stock is defined as the average of the closing sales price of the Company’s Common Stock on the OTC Electronic Bulletin Board for the ten trading days preceding each respective conversion date of the Note(s). Notwithstanding anything contained herein to the contrary, the Notes shall not at any time be convertible at a conversion price below $.10 per share (the “Floor Price”) or above a ceiling price of $.25 per share (the “Ceiling Price”). During the six months ended June 30, 2008, the principal amount of $30,000 of the December 2004 Debt was converted at prices ranging from $0.10 per share to $0.114 per share.

In connection with the foregoing, the Senior Lenders agreed to waive the anti-dilution provisions of their Class A and Class F Warrants which would have entitled them to an adjustment in the exercise price of their Warrants and, in the case of the Class F Warrants, an adjustment in the number of shares purchasable there under.

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

We have obtained Waiver and Modification Agreements with some but not all of our Securities Holders to waive the anti-dilution provisions of their Class A, Class C and/or Class F Warrants held by them in connection with our March 20, 2008 Agreement with our Senior Lenders. In this respect, we have entered into an agreement with the 2006 Lenders. Said agreement provides that in the event a Settlement Agreement is entered into or a court of law determines the resolution of the dispute noted five paragraphs above and the 2006 Lenders end up beneficially owning the 2006 Debt and/or Class C and Class F Warrants, the 2006 Debt will have the same conversion rights as those granted to the Senior Lenders. Further, such agreement provides that the 2006 Lenders will have waived their anti-dilution rights with respect to their Class C and Class F Warrants to receive a lower conversion price and/or additional shares purchasable there under as it relates to our March 2008 Agreement with the Senior Lenders.

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

•

to terminate Andrew McKinnon’s (currently BlastGard’s Chief Executive Officer) prior obligation to purchase the aforementioned securities; and

•

to have a first closing occur on August 8, 2008 as to one-half the securities and a second closing to occur no later than September 22, 2007. The purchasers of the June 2006 Debt agreed to convert their Debentures into shares of our Common Stock at $.30 per share effective at each closing. As of June 30, 2008, closings have occurred on two-thirds of the securities subject to contract, and the outstanding June 2006 Debt has been otherwise reduced to a principal amount of approximately $355,000. See “Note 1,”

Other Recent Financings

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

On July 19, 2006, we filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida. The Defendants in the lawsuit are Sam Gettle, Guy Gettle and Verde Partners Family Limited Partnership (“Verde”). The lawsuit contends that the Defendants have committed defamatory acts against BlastGard International and its products. The lawsuit also asks for a declaration that BlastGard International is not liable for the acts complained of in the Nevada action. On BlastGard’s affirmative claims for defamation, the Florida action seeks injunctive relief and damages in excess of $15,000, exclusive of attorney’s fees and costs. Sam Gettle, Guy Gettle, and Verde counter claimed in the lawsuit alleging the same bad acts complained of in the Nevada action. The counterclaim seeks an award of unspecified damages and injunctive relief. The Company has continued its plaintiff position in the lawsuit and to vigorously defend itself against the allegations claimed in the defendant’s counterclaim. Management does not possess enough information to estimate the possible outcomes associated with this case and as of June 30, 2008 there has been no significant progress on the lawsuit to report.

Item 1A.

Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

(a) From January 2008 to June 30, 2008, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

April and May 2008	Common Stock	219,587 and 50,000 shares	Debt conversion; no commissions paid	Section 3(a)(9). Exchange of securities of the same issuer without any commissions being paid.	Notes converted at $.11385 per share and $.10 per share, respectively.

(b)

Rule 463 of the Securities Act is not applicable to the Company.

(c)

In the three months ended June 30, 2008, there were no repurchases by the Company of its Common Stock.

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

3.1	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated June 30, 2004).

3.2	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated June 30, 2004).

4.1	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.2	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

4.3	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.03 of the current report on Form 8-K filed December 3, 2004.)

4.4	Form of Class B Common Stock Purchase Warrant. (Incorporated by reference to exhibit 4.04 of the current report on Form 8-K filed December 3, 2004.)

4.5	Form of Common Stock Purchase Warrant issued to Andrew Garrett, Inc. (Placement Agent). (Incorporated by reference to exhibit 4.05 of the current report on Form 8-K filed December 3, 2004.)

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

Exhibit No.	Description
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

4.10	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Exhibit 99.2 contained in our Form 8-K filed June 23, 2006.)

4.11	Form of Registration Rights Agreement (Incorporated by reference to the Registrant’s Exhibit 99.3 contained in our Form 8-K filed June 23, 2006.)

4.12	Form of Security Agreement. (Incorporated by reference to the Registrant’s Exhibit 99.4 contained in our Form 8-K filed June 23, 2006.)

4.13	Form of Subsidiary Guarantee (Incorporated by reference to the Registrant’s Exhibit 99.5 contained in our Form 8-K filed June 23, 2006.)

4.14	Form of Debenture (Incorporated by reference to the Registrant’s Exhibit 99.8 contained in our Form 8-K filed June 23, 2006.)

4.15	Form of Warrant (Incorporated by reference to the Registrant’s Exhibit 99.9 contained in our Form 8-K filed June 23, 2006.)

4.16	Form of SPA Disclosure (Incorporated by reference to the Registrant’s Exhibit 99.10 contained in our Form 8-K filed June 23, 2006.)

4.17	Form of Security Agreement Disclosure Schedule (Incorporated by reference to the Registrant’s Exhibit 99.11 contained in our Form 8-K filed June 23, 2006.)

4.18	Form of Subsidiary Guarantee Disclosure Schedule (Incorporated by reference to the Registrant’s Exhibit 99.12 contained in our Form 8-K filed June 23, 2006.)

10.1	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated June 30, 2004).

10.2	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated June 30, 2004).

10.3	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated June 30, 2004).

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

Exhibit No.	Description
10.6	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.7	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006).

10.8	Form of Amended and Restated Second Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 99.7 contained in our Form 8-K filed June 23, 2006.)

10.9	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.14 contained in our Form 8-K filed June 23, 2006.)

10.13	Form of Third Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.25 contained in our Registration Statement, file no. 333-135815.)

10.14	Amendment Agreement dated September 15, 2006 to Exhibit 4.11 (Incorporated by reference to Exhibit 10.18 contained in our Form 10-QSB for the quarter ended September 30, 2006).

10.15	Waiver Agreement, dated April 18, 2007. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 25, 2007.)

10.16	Fourth Waiver and Modification Agreement, dated March 20, 2007. (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on April 25, 2007.)

10.17	Management Committee Charter, dated March 23, 2007. (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on April 25, 2007.)

10.18	Employment Agreement for John L. Waddell, Jr., dated April 1, 2007. (Incorporated by reference to Exhibit 10.4 of our Form 8-K filed with the SEC on April 25, 2007.)

10.19	Employment Agreement for James F. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the SEC on April 25, 2007.)

10.20	Employment Agreement for Andrew McKinnon dated April 1, 2007. (Incorporated by reference to Exhibit 10.32 contained in our Form 10-QSB for the quarter ended June 30, 2007.)

10.21	Employment Agreement for Kevin J. Sharpe, dated April 1, 2007. (Incorporated by reference to Exhibit 10.7 of our Form 8-K filed with the SEC on April 25, 2007.)

10.22	Employment Agreement for Michael J. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.9 of our Form 8-K filed with the SEC on April 25, 2007.)

10.23	Source Capital March 9, 2007 and April 12, 2007 Waiver Agreements (Incorporated by reference to Exhibit 10.10 of our Form 8-K filed with the SEC on April 25, 2007.)

10.24	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

10.25

Fifth Waiver and Modification Agreement with Senior Lenders dated March 20, 2008 (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007).

Exhibit No.	Description
10.26	Waiver Agreement with 2006 Lenders dated as of March 20, 2008 (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007).
21.1	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007).

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

99.2	Press Release – Second Quarter 2008 Results of Operations*

———————

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: August 14, 2008		By:	/s/ ANDREW MCKINNON
James F. Gordon, Chief Executive and Chief Operating Officer

Dated: August 14, 2008	By:		/s/ MICHAEL J. GORDON
Michael J. Gordon, Chief Financial Officer,
Principal Accounting Officer and Vice President