Form 10-Q
period 2008-09-30
BLASTGARD INTERNATIONAL INC
filed 2008-11-14
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
Or

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☑

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☑	No

As of October 31, 2008, the issuer had 42,182,478 shares of $.001 par value common stock outstanding.

BLASTGARD INTERNATIONAL, INC.

INDEX

PAGE
PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Condensed Balance Sheets, september 30, 2008 unaudited) and December 31, 2007

1

Condensed Statements of Operations, for the Three and Nine Months Ended
September 30, 2008 and 2007 (unaudited)

2

Statement of Changes in Stockholders' Equity for the year Ended December 31, 2007 and Nine Months Ended September 30, 2008 (unaudited)

3

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007

4

Notes to Condensed Financial Statements (unaudited)

5

Item 2.       Management’s Plan Of Operation

3

Item 3.       Quantitative And Qualitative Disclosures About Market Risk

11

Item 4.       Controls And Procedures

11

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings.

13

Item 1A.    Risk Factors

13

Item 2.       Unregistered Sales Of Equity Securities And Use Of Proceeds.

14

Item 3.       Defaults Upon Senior Securities.

14

Item 4.       Submission Of Matters To A Vote Of Security Holders.

14

Item 5.       Other Information.

14

Item 6.       Exhibits

15

Signatures

18

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

BLASTGARD INTERNATIONAL, INC.

CONDENSED BALANCE SHEET

	September 30,	December 31,
	2008	2007
Assets	(unaudited)
Current assets:
Cash	$35,735	$1,384,979
Receivables:
Trade, net	468,080	31,245
Inventory	79,225	121,223
Prepaid expenses	42,648	54,206
Total current assets	625,688	1,591,653

Property and equipment, net	2,355	5,297
Other assets:
Intangible assets, net	18,592	772
Unamortized debt issue costs	—	56,530
Deferred costs	150,913	95,804
Deposits	1,096	—

	$798,644	$1,750,056

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on convertible notes payable, net of unamortized discount of $0 and $235,857 respectively	$807,389	$1,015,424
Accounts payable	173,501	28,766
Accrued interest	—	—
Due to officer	—	—
Total current liabilities	980,890	1,044,190

Derivative liability	—	34,000
Total liabilities	980,890	1,078,190

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 42,182,478 and 39,786,554 shares issued and outstanding respectively	42,182	39,786
Additional paid-in capital	11,887,490	11,644,633
Retained deficit	(12,111,918)	(11,012,553)
Total shareholder’s equity	(182,246)	671,866

	$798,644	$1,750,056

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Sales	$468,080	$258,264	$488,460	$375,700
Cost of goods sold	400,672	222,099	410,956	321,718
Gross profit	67,408	36,165	77,504	53,982

Operating expenses:
General and administrative	205,091	554,510	719,744	1,796,876
Research and development	8,136	25,149	131,352	41,335
Depreciation and amortization	733	6,378	3,800	20,125
Total operating expenses	213,960	586,037	854,896	1,858,336

Operating loss	(146,552)	(549,872)	(777,392)	(1,804,354)

Non-operating income/(expense):
Loss on disposal of assets	—	194	—	(1,150)
Gain/(loss) on derivative liability (Note 6)	—	62,800	34,000	18,000
Interest income	1,173	27,709	10,006	49,839
Rental income	—	—	—	500
Bad debt expense	—	(140,000)	—	(140,000)
Interest expense (Notes 4 and 5):
Amortized debt issue costs	—	(28,266)	(56,530)	(112,529)
Amortized debt discount	—	(224,493)	(235,856)	(730,688)
Other	(38,903)	(38,612)	(73,593)	(140,166)

Loss before income taxes	(184,282)	(890,540)	(1,099,365)	(2,860,548)
	—	—	—	—
Income tax provision (Note 3)	—	—	—	—

Net loss	$(184,282)	$(890,540)	$(1,099,365)	$(2,860,548)

Basic and diluted loss per share	$—	$(0.02)	$(0.03)	$(0.09)

Basic and diluted weighted average common shares outstanding	40,771,101	36,770,138	40,123,384	30,441,281

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Year Ended December 31, 2007 and Nine Months Ended September 30, 2008

Description	Common Stock No. of Shares	Common Stock Par Value	Additional Paid in Capital	Prepaid Services for Stock	Retained Deficit	Total
Beginning Balance, 12/31/06	22,110,913	22,111	6,313,070	(223,958)	(7,185,365)	(1,074,142)

Vesting of stock options		—	372,068	—	—	372,068
Sales of stock	13,229,370	13,230	3,955,581	—	—	3,968,811
Offering costs	—	—	(491,648)	—	—	(491,648)
Inducement to waive rights	150,000	150	44,850	—	—	45,000
Conversion of debt	2,883,333	2,883	862,117	—	—	865,000
Board member compensation	90,000	90	44,910	—	—	45,000
Revaluation and partial cancelation of warrants	—	—	340,994	—	—	340,994
Issued additional stock for penalty	1,322,938	1,323	426,648	—	—	427,971
Amortization of consulting services for stock	—	—	(223,958)	223,958	—	—
2007 loss	—	—	—	—	(3,827,188)	(3,827,188)
						—
Balance 12/31/07	39,786,554	$39,787	$11,644,632	$—	$(11,012,553)	$671,866

1st Qtr loss					(527,366)	(527,366)
Conversion of debt	269,587	270	29,730			30,000
2nd qtr loss					(387,717)	(387,717)
Conversion of debt	2,126,337	2,126	213,127			215,253
3rd qtr loss					(184,282)	(184,282)

						—
Balance, 12/31/08	42,182,478	$42,183	$11,887,489	$—	$(12,111,918)	$(182,246)

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,099,365)	$(2,860,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,330	132,654
Stock paid for interest	49,716	—
Stock-based compensation	—	420,048
Discount on convertible notes payable	235,856	730,690
Gain/(loss) on derivative liability	(34,000)	(18,000)
Loss on disposal of assets	—	1,150
Changes in operating assets and liabilities:
Accounts receivable	(436,835)	(204,087)
Inventory	41,998	162,732
Other operating assets	11,234	(60,822)
Accounts payable and accruals	144,735	(175,455)
Indebtedness to a related party	—	—
Net cash provided by (used) in operating activities	(1,026,331)	(1,871,638)
Cash flows from investing activities:
Payments for deferred costs	(74,559)	(16,306)
Proceeds form sale of assets	—	2,040
Purchases of property and equipment	—	(746)
Net cash used in investing activities	(74,559)	(15,012)
Cash flow from financing activities:
Proceeds from sale of common stock		3,968,810
Payments for offering costs		(491,648)
Proceeds from line of credit	80,000	—
Payments for debt principal	(328,354)	(251,022)
Net cash used in financing activities	(248,354)	3,226,140
Net change in cash	(1,349,244)	1,339,490
Cash, beginning of period	1,384,979	381,863
Cash, end of period	$35,735	$1,721,353

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,877	$140,166
Income taxes	$—	$—

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(1)

Basis of Presentation

The Consolidated Balance Sheet as of September 30, 2008, the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2008 and the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and Cash Flows for the nine months ended September 30, 2008 and 2007 have been prepared by us without audit. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2008 and results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations and cash flows for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended December 31, 2007.

On June 22, 2006, we borrowed the principal amount of $1,200,000 (the “June 2006 Debt”) from two non-affiliated persons (the “Lenders”) due June 22, 2008. Pursuant to an agreement dated as of August 7, 2007 (the “August 2007 Agreement”), Robert F. Rose Investments and two other non-affiliated parties (collectively hereinafter referred to as the “Purchasers”) entered into an agreement with the Lenders to purchase the June 2006 Debt, which transaction is personally guaranteed by Mr. Rose. Upon the completion of said transaction, the Purchasers had agreed to automatically convert their June 2006 Debt into shares of our Common Stock at $.30 per share. To date, $795,000 of the $1,200,000 has been completed and converted into our Common Stock at $.30 per share and $50,000 in principal was paid back. Pursuant to an agreement dated as of September 21, 2007, the Purchasers agreed to assign the remaining $355,000 to be purchased pursuant to the August 2007 Agreement to five non-affiliated persons (collectively hereinafter referred to as the “Assignees”) and the Assignees deposited $355,000 in escrow with Lenders’ attorney, as Escrow Agent. Subsequently, the Assignees notified the Escrow Agent that it should not release the escrowed funds from escrow and demanded the return of their funds. Said $355,000 is currently the subject of a legal dispute and such funds are being held in escrow by the Lenders’ attorneys. Although there is a dispute as to the rights and obligations of the parties pursuant to the aforementioned agreements and the possible conversion of the June 2006 Debt into shares of our Common Stock, we had continued to make the quarterly interest payments on the June 2006 Debt so as to avoid any claim of default. However, on June 22, 2008, the June 22, 2006 debt became due and payable and no payment of principal or accrued interest thereon was made by us. It is management’s position, although no assurance can be given in this regard, that we do not owe the lenders the $355,000 and that we were obligated to deliver 1,183,333 shares of common stock to the assignees upon conversion thereof. Nevertheless, we have continued to include the principal of the June 2006 Debt (exclusive of interest after June 22, 2008) on our consolidated balance sheet in order to reflect the worse case scenario.

(2)

Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at September 30, 2008:

$1,000,000 convertible promissory note issued
December 2, 2004, due on November 1, 2008,
8% annual interest rate, net of unamortized
Discount of $0	$300,331
$200,000 convertible promissory note issued
December 2, 2004, due on November 1, 2008,
8% annual interest rate, net of unamortized
Discount of $0	—
$100,000 convertible promissory note issued
December 2, 2004, due on November 1, 2008,
8% annual interest rate, net of unamortized
Discount of $0	34,650
$100,000 convertible promissory note issued
December 2, 2004, due on November 1, 2008,
8% annual interest rate, net of unamortized
Discount of $0	30,481
$20,000 convertible promissory note issued
December 2, 2004, due on November 1, 2008,
8% annual interest rate, net of unamortized
Discount of $0	6,927
372,389

Less: current maturities	(372,389)
$—

Each note carries a default interest rate of 15% per annum. Aggregate monthly payments of 1.2% of the principal amount were paid from November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount were originally payable from May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount were originally payable commencing November 1, 2006 through October 31, 2007. However, as a result of the June 22, 2006 debt financing, the payment arrangements were modified. Monthly payments of interest only (8%) based on the principal amount were paid from June 1, 2006 through May 31, 2007, and then aggregate monthly payments of 6% of the principal amount were paid from June 1, 2007 through March 31, 2008. Accordingly, all accrued interest had been paid in full as of September 30, 2008. A Modification Agreement was entered into in March 2007 so that each Note became due and payable on March 20, 2008. Pursuant to a further Modification Agreement and a $150,000 payment towards principal, the balance of the unpaid principal of the Notes and any unpaid interest thereon was due and payable on August 29, 2008. However, pursuant to a Revised and Amended Sixth Waiver and Modification Agreement dated as of September 16, 2008, the Senior Lenders received the payment of default interest calculated at the rate of 21% per annum (versus 8%) for the period April 1, 2008 through September 30, 2008 as consideration to extend the Maturity Date of the Notes to November 1, 2008. Commencing October 1, 2008 and thereafter, the interest rate shall revert to an amount equal to 8% per annum. In addition, the holders of the December 2004 Debt agreed to convert an aggregate of $124,093.19 in principal and accrued interest therein at a conversion price of $.10 per share. As of the filing date of this Form 10-Q, the Note holders have not made any formal demand for payment of their Notes which have not been paid.

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of the Company’s common stock at a conversion price per share set forth below, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price. From March 20, 2008 through October 20, 2008, the Note holder may elect at any time to convert through the Maturity Date of the Notes and thereafter until the Notes are paid in full, the unpaid principal of the Notes and the accrued interest thereon at a 10% discount (15% discount if the average trading volume per day over the ten preceding trading days prior to a conversion date is 60,000 shares per day or less) to the fair market value of the Company’s Common Stock. The fair market value of the Company’s Common Stock is defined as the average of the closing sales price of the Company’s Common Stock on the OTC Electronic Bulletin Board for the ten trading days preceding each respective conversion date of the Note(s). Notwithstanding anything contained herein to the contrary, the Notes shall not at any time be convertible at a conversion price below $.10 per share (the “Floor Price”) or above a ceiling price of $.25 per share (the “Ceiling Price”). Since October 20, 2008, the conversion price is fixed at $.10 per share pursuant to anti-dilution provisions of the Note.

The notes are secured by all of the Company’s assets until the notes have been fully paid or fully converted into common stock.

Detachable common stock warrants issued with convertible promissory notes

The fair value of detachable warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount is amortized over the life of the debt. At September 30, 2008 there were 1,412,396 warrants outstanding and exercisable associated with this debt. These warrants were valued at $244,174.

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

The Company’s subordinated, convertible promissory notes payable consist of the following at September 30, 2008:

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

The individual note holders have the right, at their option, to convert the principal amount of the note into fully paid and non-assessable shares of the Company’s common stock at a conversion price per share described below, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price. The convertible notes, which aggregate in principal $355,000, are currently the subject of a legal dispute. The original holders of these notes agreed to sell these notes to third parties, which parties assigned a portion of these rights to five assignees. The third parties and their assignees agreed at each closing to convert their debt into BlastGard common stock at a fixed conversion price of $.30 per share. The original owners of these notes and the third parties (but not the assignees) have entered into agreements with BlastGard such that in the event they are determined by a court of law or settlement agreement to be the owners of the notes, each note shall be convertible into common stock based upon the same formulas and conversion rights as those currently held by the holders of the December 2004 notes currently due August 29, 2008. In the event the assignees are determined to be the rightful owners of the notes due June 22, 2008, then these notes would continue to convert at a fixed conversion price of $.30 per share. Subsequently the conversion price of $.30 per share applicable to the original owners and third parties have been reduced to a fixed price of $.10 per share.

Carrying value of subordinated, convertible notes payable

The conversion of the subordinated, convertible notes payable was fixed at $0.30 per share of the Company’s common stock. Pursuant to SFAS 133, options embedded in contracts containing the price of a specific equity instrument are not clearly and closely related to an investment in an interest-bearing note and the embedded derivative must be separated from the host contract. At September 30, 2008, $355,000 in principal of the subordinated convertible notes was still outstanding as were a portion of the warrants. See “Note 1.”  As a result, the Company has bifurcated the option resulting from the conversion feature and has classified it as a derivative liability pursuant to SFAS 133.

The following table presents the allocation of proceeds from the financing and the subsequent revaluation of the warrants and derivative liability.

Principal balance of the notes	$ 1,200,000
Less debt discounts:
Fair value of warrants (below)	(768,000)
Fair value of conversion option (below)	(432,000)
Plus amortization of discounts to December 31, 2007	552,490
Less the conversion of debt	(795,000)
Plus the revaluation of discount and conversion option	494,676
Current year-to-date amortization of discounts	152,834
Principle payment in current year	(50,000)
Carrying value at September 30, 2008	$ 355,000

Detachable common stock warrants issued with subordinated convertible promissory notes

The warrants are detachable and are valued separately from the convertible notes payable. Therefore, the total fair value of the warrants, $1,200,000, was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. Changes to the value of the warrants are also charged to additional paid-in-capital and discount on convertible notes payable. The remaining discount was amortized over the life of the debt. At September 30, 2008 there were 2,266,666 warrants outstanding and exercisable associated with this debt. These warrants were valued at $408,218.

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

		Number of Shares
		In Which The
	Derivative	Derivative Liability
	Liability	Can Be Settled
Embedded conversion feature, June 22, 2006	$432,000	1,600,000

Embedded conversion feature, December 31, 2007	34,000	1,600,000

Embedded conversion feature, September 30, 2008	0	2,000,000
Current year to date change	$(34,000)

The change on the derivative liability resulted in a gain of $34,000 for the nine months ended September 30, 2008.

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

Share-based payment

During the nine months ended September 30, 2008, the Company recognized $0 in share based compensation from the prior issuance of stock options.

The following table represents stock option activity as of and for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2007	8,060,750	$.64	3.3 years	2,253,900
Granted	—
Exercised	—
Forfeited/expired/cancelled	(1,666,666)

Options Outstanding – September 30, 2008	6,394,084	$0.88	3.1 years	1,935,900

Outstanding Exercisable – December 31, 2007	3,560,750	$0.88	3.0 years
Outstanding Exercisable – September 30, 2008	3,560,750	$0.88	3.1 years	1,425,900

(5)

Line of Credit

During the nine months ended September 30, 2008, the Company borrowed $80,000 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. The credit line was paid in full on October 17, 2008. Subsequently the Company borrowed another $70,000 against the $100,000 credit line.

(6)

Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, no income tax benefit or expanse has been presented.

(7)

Commitments and Contingencies

Office Lease

The Company entered into a new lease agreement in June 2007 for office space in Clearwater Florida. Rental payments under the lease are $600 per month on a month to month basis. The Company also has sales office space in Orangeville, Ontario and pays $1,200 per month on a month to month agreement. Rent expense for September 30, 2008 and 2007 were $16,300 and $21,450, respectively.

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

On July 19, 2006, we filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida. The Defendants in the lawsuit are Sam Gettle, Guy Gettle and Verde Partners Family Limited Partnership (“Verde”). The lawsuit contends that the Defendants have committed defamatory acts against BlastGard International and its products. The lawsuit also asks for a declaration that BlastGard International is not liable for the acts complained of in the Nevada action. On BlastGard’s affirmative claims for defamation, the Florida action seeks injunctive relief and damages in excess of $15,000, exclusive of attorney’s fees and costs. Verde counter claimed in the lawsuit alleging the same bad acts complained of in the Nevada action. The counterclaim seeks an award of unspecified damages and injunctive relief. The Company has continued its plaintiff position in the lawsuit and to vigorously defend itself against the allegations claimed in the defendant’s counterclaim. Management does not possess enough information to estimate the possible outcomes associated with this case and as of September 30, 2008 there has been no significant progress on the lawsuit to report. However, on October 15, 2008, Blastgard International, Inc. brought a declaratory judgment action against The Verde Partners Limited Partnership a/k/a Verde Partners Family Limited Partnership in the U.S. District Court for the Middle District of Florida seeking a declaration of non-infringement of 2 patents to which Verde claims an interest.

(8)

Subsequent events

Extension of Terms and Revaluation of Warrants.

On October 17, 2008, the Board of Directors agreed to extend the expiration date for an additional 92 days of certain unclassified warrants to purchase 9,264,970 shares that would otherwise have expired at the close of business on October 20, 2008. These warrants which were exercisable at $.45 per share will now be exercisable at a reduced exercise price of $.10 per share through the close of business on January 20, 2009.

As a result of the Board’s action in the preceding paragraph, the anti-dilution provisions of all other outstanding warrants will result in the reduction of the exercise price of our outstanding Class A, Class C, Class D, Class E and Class F Warrants to an exercise price of $.10 per share. In the case of the Class C, D, E and F Warrants, it will also cause there to be an increase in the number of shares purchasable there under. As a result of the Board’s actions, the total number of Class A warrants for the holders of the December 2004 Debt remained at 473,336 but the exercise price was reduced from $.45 to $.10 per share; and the total number of Class F warrants for the holders of the December 2004 Debt increased from 666,667 to 3,333,335 and the exercise price was reduced from $.50 to $.10 per share. No assurances can be given that any warrants will be exercised.

The fair value for the warrants was estimated at the date of revaluation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.009%
Dividend yield	0.00%
Volatility factor	187.85%
Weighted average expected life	0.56 – 1.84 years

The number of warrants outstanding, the associated exercise price and value after the revaluation was as follows:

	Number	Exercise		Fair
Description	Issued	Price		Value
Class “A” warrants	556,170	$ 0.10		$ 10,680
Class "C" warrants	5,498,999	0.10		154,154
Class “D” warrants	324,000	0.10		9,083
Class “E” warrants	162,000	0.10		4,541
Class "F" warrants	8,964,285	0.10		251,296
Undefined warrants	9,414,970	$ 0.10		134,132
	24,920,424		Total	$ 563,886

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2008, have been included.

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

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from AmTrak, the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC Transit, major airport and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. For the quarter ended September 30, 2008, we recognized sales of $468,080 and a gross profit of $67,408. For the three months ended September 30, 2007, we recognized sales of $258,264 and a gross profit of $36,165.

For the quarter ended September 30, 2008, our overall operating and non operating expenses, including interest expense and gain on derivative liability, dropped significantly from the prior year due to a reduction in stock based compensation expenses of $0.00 for the nine months ended September 30, 2008 compared to $420,048 for the nine months ended September 30, 2007. During this time period, officers’ salaries were also reduced by $131,742 and $386,719 for the three and nine months ended September 30, 2008 over the comparable period of the prior year.

Our net loss for the quarter ended September 30, 2008 was $(184,282) as compared to $(890,540) for the comparable period of the prior year. Our net loss for the nine months ended September 30, 2008 was $(1,099,365) as compared to $(2,860,548) for the comparable period of the prior year. The decreases in net loss are due to a decrease in operating and non-operating expenses.

BlastGard’s products are currently being tested (or have recently been tested) and evaluated by many military and defense contractors and commercial companies in the United States and abroad as described under Business Prospects. As we experience anticipated growth and expansion of our operations, we will experience an increase in operating expenses and costs of doing business.

Business Prospects

On July 17, 2008 BlastGard announced receipt of a formal purchase agreement for 156 BlastGard MTR blast mitigated receptacles valued at approximately $700,000 for a major United States airport. BlastGard’s blast mitigating receptacles will be installed throughout the facility and this very important transaction has opened the door to the Airport Security market for our Blast Mitigating Receptacles. Receptacles, which are a necessity for waste management, pose a serious threat to public safety considering how easily they can conceal an explosive device. The installation of these blast mitigating receptacles is another step toward USA airport's emphasis on safety, reliability, enhanced cleanliness and improved customer service. The balance of this order was delivered in late October 2008.

On September 22, 2008 BlastGard announced an agreement with U. S. Explosive Storage to provide them with BlastWrap for insensitive munitions packaging of ammunition storage, ordnance storage, pyrotechnics storage, and other explosive materials storage, utilized, among other things, for military, governmental, and commercial use. BlastGard and U.S. Explosive are joining forces to create storage and transportation boxes that will prevent sympathetic detonation through BlastWrap’s unique proprietary technology. Testing is scheduled in December 2008. We will be installing BlastWrap inside storage boxes and inside the magazines. U.S. Explosives is forecasting sales of $5-6 million in year one and approximately $8 million in year two. The BlastWrap component in the new product line represents approximately $1.8 million in year one and $2.4 million in year two.

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

Insensitive Munitions (IM) Weapons Containers

Weapons containers require specialty design. We have developed several of these containers for evaluation and testing by the United States, United Kingdom and other military clients. Although we do not have a development or supply contract with any military agencies at this time, we anticipate important prototype testing of these designs will ensue in 2009 with our strategic partner Lancer Systems and with the National Warheads and Energetics Consortium (NWEC) / Defense Ordnance Technology Consortium (DOTC). This product line will have numerous versions for military weapons including bombs, rockets, medium and large caliber ammunition and missiles. In addition, in September 2008, we announced an agreement with U. S. Explosive Storage to provide them with BlastWrap for insensitive munitions packaging of ammunition storage, ordnance storage, pyrotechnics storage, and other explosive materials storage, utilized, among other things, for military, governmental, and commercial use. Prototype testing is planned to begin in the 4th quarter of 2008. We will be installing BlastWrap inside storage boxes and inside the magazines. U.S. Explosives is forecasting sales of $5-6 million in year one and approximately $8 million in year two. The BlastWrap component in the new product line represents approximately $1.8 million in year one and 2.4 million in year two with ever increasing sales on a year over year basis.

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

Liquidity and Capital Resources.

At September 30, 2008, we had cash of $35,735, working capital of $(355,202), an accumulated deficit of $(12,111,918) and shareholder equity of $(182,246).

For the nine months ended September 30, 2008, net cash used in operating activities was $(1,026,331) primarily due to our net loss of $(1,099,365), partially offset by a $235,856 discount on convertible notes payable. During the nine months ended September 30, 2008, we used cash in investing activities for payment of deferred costs of $(74,559). During the nine months ended September 30, 2008, we used $(328,354) for principal payments on long-term debt and received $80,000 from our credit line. For the nine months ended September 30, 2007, net cash used in operating activities was $1,871,638 primarily due to our net loss of $2,860,548. During the nine months ended September 30, 2007, we used cash in investing activities to purchase property and equipment of $746 and for payment of deferred costs of $16,306 and received $2,040 from the sale of assets. During the nine months ended September 30 2007, net cash was provided by financing activities due to debt proceeds totaling $3,968,810, offset by debt issue costs of $(491,648) and principal payments on convertible debt of $(251,022).

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

At September 30, 2008, we had cash of $35,735. As of October 28, 2008, we had cash of approximately $46,997 and we owed approximately $372,389 in principal and $0 in accrued interest to the holders of our December 2004 Debt. As described below, we recently paid down the December 2004 Debt by $150,000 in addition to several partial conversions and received an extension from the holders of the December 2004 Debt to make payment in full on or before November 1, 2008. These note holders have not made any formal demand for payment as these notes are now past due as of the filing date of this Form 10-Q.

In regards to the June 2006 Debt, we filed a Form 8-K on July 2, 2008. On June 22, 2006, we borrowed the principal amount of $1,200,000 (the “June 2006 Debt”) from two non-affiliated persons (the “Lenders”) due June 22, 2008. Pursuant to an agreement dated as of August 7, 2007 (the “August 2007 Agreement”), Robert F. Rose Investments and two other non-affiliated parties (collectively hereinafter referred to as the “Purchasers”) entered into an agreement with the Lenders to purchase the June 2006 Debt, which transaction is personally guaranteed by Mr. Rose. Upon the completion of said transaction, the Purchasers had agreed to automatically convert their June 2006 Debt into shares of our Common Stock at $.30 per share. To date, $795,000 of the $1,200,000 has been completed and converted into our Common Stock at $.30 per share and $50,000 in principal was paid back. Pursuant to an agreement dated as of September 21, 2007, the Purchasers agreed to assign the remaining $355,000 to be purchased pursuant to the August 2007 Agreement to five non-affiliated persons (collectively hereinafter referred to as the “Assignees”) and the Assignees deposited $355,000 in escrow with

Lenders’ attorney, as Escrow Agent. Subsequently, the Assignees notified the Escrow Agent that it should not release the escrowed funds from escrow and demanded the return of their funds. Said $355,000 is currently the subject of a legal dispute and such funds are being held in escrow by the Lenders’ attorneys. Although there is a dispute as to the rights and obligations of the parties pursuant to the aforementioned agreements and the possible conversion of the June 2006 Debt into shares of our Common Stock, we had continued to make the quarterly interest payments on the June 2006 Debt so as to avoid any claim of default. However, on June 22, 2008, the June 22, 2006 debt became due and payable and no payment of principal or accrued interest thereon was made by us. It is management’s position, although no assurance can be given in this regard, that we do not owe the lenders the $355,000 and that we were obligated to deliver 1,183,333 shares of common stock to the assignees upon conversion thereof. Nevertheless, we have continued to include the principal of the June 2006 Debt (exclusive of interest after June 22, 2008) on our consolidated balance sheet in order to reflect the worse case scenario. See “Note 1” and “Recent Developments.”

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

Recent Developments

The December 2004 Debt became due and payable on August 29, 2008. However, pursuant to a Revised and Amended Sixth Waiver and Modification Agreement dated as of September 16, 2008, the Senior Lenders received the payment of default interest calculated at the rate of 21% per annum (versus 8%) for the period April 1, 2008 through September 30, 2008 as consideration to extend the Maturity Date of the Notes to November 1, 2008. Commencing October 1, 2008 and thereafter, the interest rate shall revert to an amount equal to 8% per annum. In addition, the holders of the December 2004 Debt agreed to convert an aggregate of $124,093.19 in principal and accrued interest therein at a conversion price of $.10 per share.

On October 17, 2008, the Board of Directors agreed to extend the expiration date for an additional 92 days of privately placed warrants to purchase 9,264,970 shares that would otherwise have expired at the close of business on October 20, 2008. These warrants which were exercisable at $.45 per share will now be exercisable at a reduced exercise price of $.10 per share through the close of business on January 20, 2009. All shares issuable upon exercise of the warrants would contain an appropriate restrictive legend.

As a result of the Board’s action in the preceding paragraph, the anti-dilution provisions of all other outstanding warrants will result in the reduction of the exercise price of our outstanding Class A, Class C, Class D, Class E and Class F Warrants to an exercise price of $.10 per share and the reduction of the conversion price of the December 2004 debt to $.10 per share. In the case of the Class C, D, E and F Warrants, it will also cause there to be an increase in the number of shares purchasable thereunder. As a result of the Board’s actions, if all outstanding warrants at $.10 per share were exercised, of which there can be no assurances, the Company would receive up to $2,477,042 from the issuance and sale of 24,770,424 shares of Common Stock. We can provide no assurances that any warrants will be exercised.

Of the 9,264,970 warrants, the Company previously registered the resale of 7,832,326 shares of common stock issuable upon exercise of these warrants. The registration statement, which was effective on January 7, 2008, is now stale. In the event any of the Company’s outstanding warrants are exercised, the resale of these shares would be saleable under the provisions of Rule 144.

The Board of Directors also agreed to reduce the exercise price on all the options (which varied in exercise prices from $.45 to $2.00 per share) to $.10 per share for all options granted to active consultants, legal, board members and management.

A major U.S. airport has ordered 156 BlastGard MTR Blast Mitigated Receptacles, which order would result in gross revenues to the Company of over $700,000. As of October 31, 2008, the Company has an accounts receivable balance of $381,600 that it is awaiting payment from a major U.S. airport from the sale of its Blast Mitigating trash receptacles. All payments are expected to be received prior to December 15, 2008. The Company currently has limited cash reserves. The Company is highly dependent upon the receipt of its accounts receivable, additional sales orders and additional financing to remain a going concern.

On October 17, 2008, in order to reduce the Company’s monthly expenses, the Board and its Chief Executive Officer, Andrew McKinnon, agreed to pay Mr. McKinnon his monthly salary, effective December 1, 2008, pursuant to his employment contract in BlastGard common stock based on a 15% discount to the fair market value of the Company’s Common Stock based on the ten preceding trading days prior to the conversion date. The fair market value of the Company’s Common Stock is defined as the average of the closing sales price of the Company’s Common Stock on the OTC Electronic Bulletin Board for the ten trading days preceding the last day of each month (conversion date of the monthly salary). The salary conversion shall not at any time be convertible at a conversion price below $.10 per share (the “Floor Price”).

Since April 2008, our monthly cash needs were budgeted to average approximately $80,000 per month. With the elimination of the CEO salary, effective December 2008, our monthly cash needs are based on the following approximate breakdown:

salaries and benefits:	$26,000
professional fees	14,000
office overhead	3,000
Travel	9,000
research and development	5,000
Miscellaneous	5,000
Total	$62,000

2007 Private Placement and Related Agreements

Between April 20, 2007 and May 4, 2007, the Company completed two concurrent Offerings and raised a total of $3,968,310 as described below.

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

On July 19, 2006, we filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida. The Defendants in the lawsuit are Sam Gettle, Guy Gettle and Verde Partners Family Limited Partnership (“Verde”). The lawsuit contends that the Defendants have committed defamatory acts against BlastGard International and its products. The lawsuit also asks for a declaration that BlastGard International is not liable for the acts complained of in the Nevada action. On BlastGard’s affirmative claims for defamation, the Florida action seeks injunctive relief and damages in excess of $15,000, exclusive of attorney’s fees and costs. Verde counter claimed in the lawsuit alleging the same bad acts complained of in the Nevada action. The counterclaim seeks an award of unspecified damages and injunctive relief. The Company has continued its plaintiff position in the lawsuit and to vigorously defend itself against the allegations claimed in the defendant’s counterclaim. Management does not possess enough information to estimate the possible outcomes associated with this case and as of September 30, 2008 there has been no significant progress on the lawsuit to report. However, on October 15, 2008, Blastgard International, Inc. brought a declaratory judgment action against The Verde Partners Limited Partnership a/k/a Verde Partners Family Limited Partnership in the U.S. District Court for the Middle District of Florida seeking a declaration of non-infringement of 2 patents to which Verde claims an interest.

Item 1A.

Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

From January 2008 to September 30, 2008, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
April and May 2008	Common Stock	219,587 and 50,000 shares	Debt conversion; no commissions paid	Section 3(a)(9). Exchange of securities of the same issuer without any commissions being paid.	Notes converted at $.11385 per share and $.10 per share, respectively.

July, August and September 2008	Common Stock	835,405, 50,000 and 1,240,932 shares, respectively	Debt conversion; no commissions paid	Section 3(a)(9). Exchange of securities of the same issuer without any commissions being paid.	Notes converted at $.10, .1017 and .1062 per share in July, .1062 per share in August and $.10 per share in September.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the nine months ended September 30, 2008, there were no repurchases by the Company of its Common Stock.

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

10.6	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.7	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006).

10.8	Form of Amended and Restated Second Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 99.7 contained in our Form 8-K filed June 23, 2006.)

10.9	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.14 contained in our Form 8-K filed June 23, 2006.)

10.13	Form of Third Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.25 contained in our Registration Statement, file no. 333-135815.)

10.14	Amendment Agreement dated September 15, 2006 to Exhibit 4.11 (Incorporated by reference to Exhibit 10.18 contained in our Form 10-QSB for the quarter ended September 30, 2006).

10.15	Waiver Agreement, dated April 18, 2007. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 25, 2007.)

10.16	Fourth Waiver and Modification Agreement, dated March 20, 2007. (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on April 25, 2007.)

10.17	Management Committee Charter, dated March 23, 2007. (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on April 25, 2007.)

10.18	Employment Agreement for John L. Waddell, Jr., dated April 1, 2007. (Incorporated by reference to Exhibit 10.4 of our Form 8-K filed with the SEC on April 25, 2007.)

10.19	Employment Agreement for James F. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the SEC on April 25, 2007.)

10.20	Employment Agreement for Andrew McKinnon dated April 1, 2007. (Incorporated by reference to Exhibit 10.32 contained in our Form 10-QSB for the quarter ended June 30, 2007.)

10.21	Employment Agreement for Kevin J. Sharpe, dated April 1, 2007. (Incorporated by reference to Exhibit 10.7 of our Form 8-K filed with the SEC on April 25, 2007.)

10.22	Employment Agreement for Michael J. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.9 of our Form 8-K filed with the SEC on April 25, 2007.)

10.23	Source Capital March 9, 2007 and April 12, 2007 Waiver Agreements (Incorporated by reference to Exhibit 10.10 of our Form 8-K filed with the SEC on April 25, 2007.)

10.24	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).1

10.25

Fifth Waiver and Modification Agreement with Senior Lenders dated March 20, 2008 (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007).

10.26	Waiver Agreement with 2006 Lenders dated as of March 20, 2008 (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007).

21.1	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007).

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).
99.2	Press Release – Third Quarter 2008 Results of Operations*

_______________

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.
Dated: November 14, 2008	By:	/s/ ANDREW MCKINNON
Andrew McKinnon, Chief Executive and Chief Operating Officer
Dated: November 14, 2008	By:	s/ MICHAEL J. GORDON
Michael J. Gordon, Chief Financial Officer,
Principal Accounting Officer and Vice President