Form 10-K
period 2008-12-31
BLASTGARD INTERNATIONAL INC
filed 2009-04-14
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:  ______________ to ______________

Commission file number: 333-47924

BLASTGARD® INTERNATIONAL, INC.
(Name of small business issuer as specified in its charter)
Colorado	84-1506325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2451 McMullen Booth Road, Suite 242, Clearwater, FL	33759
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (727) 592-9400

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes  ☐   No ☑

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required

to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K ☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☑

The aggregate market value of the Common Stock held by non-affiliates of approximately 32,750,000 shares of Common Stock as of March 31, 2009 was approximately $3,275,000 based on a closing sales price of $.10 per share of Common Stock on June 30, 2008, the last business day of the Registrant’s most recently completed second quarter.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 31, 2009 was 42,932,478 shares.

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

BlastWrap® Technology Components

Our BlastWrap® products are made from two flexible films arranged one over the other and joined by a plurality of seams filled with attenuating filler material (volcanic glass bead or other suitable two-phase materials), configurable (designed for each application) with an extinguishing coating. Together, this combination of materials is designed to mitigate a blast while at the same time eliminate fireballs or flame fronts produced by the blast.

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

 Research and Development

In 2008, 2007 and 2006, we spent approximately $148,000, $55,000 and $129,000, respectively, on research and development related activities. To date our products or prototypes of our products have been provided by us at no charge to potential customers for their own evaluation and testing done at their expense.

Employees

As of March 31, 2009, we had three officers who are employees, two of whom are full-time employees. Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

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

We can provide no assurances we will be able to continue as a going concern or raise additional financing in the future. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at December 31, 2008. These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company has a plan of financing to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the receipt of product licensing fees. The Company is currently in negotiations with a non-affiliated party for the right to an exclusive worldwide license to market and sell BlastGard’s entire product line. The Company is also in discussions with another group for possible debt borrowing. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern. Further, we can provide no assurances that a mutually acceptable licensing agreement will be entered into on terms satisfactory to us, if at all. See “Notes to our Financial Statements.”

We have total liabilities at December 31, 2008 of $1,046,353, net of unamortized discount of $0 and may not be able to meet our obligations as they become due. Substantially all of this debt was owed to our secured debt holders who have security interests in all our tangible and intangible assets. At March 20, 2009, we had convertible secured debt of $372,389 with an extended maturity date of November 30, 2009, which we are obligated to pay 8% interest monthly. Our debt agreements provide for certain events of default that may trigger acceleration of the principal of our debt and the payment of additional sums of money in the event we are in default. We can provide no assurances that we will be able to meet our debt obligations as they come due in 2009. We also have additional secured debt in the principal amount of $355,000, the ownership of which is in dispute and our obligation to make payment thereunder is also in dispute as it is our position that we are obligated to issue 1,183,333 shares of common stock upon conversion thereof at $.30 per share, rather than to make payment under this secured debt which became due and payable on June 22, 2008. We can provide no assurances that our position in this matter will prevail as our operations and financial condition could be materially adversely affected by an adverse outcome of this matter. See “Notes to our Financial Statements.”

We have incurred substantial losses from inception and we have only recently begun to generate revenues; failure to achieve significant revenues and profitability in the future would cause the market price for our common stock to decline further. We have generated net losses from inception. We have an accumulated retained deficit of $12,505,498 and a shareholders’ equity of $(506,980) as of December 31, 2008. If we don’t immediately achieve significant revenues and profitability in the near future, the market price for our common stock could decline further.

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

•

sales of our common stock.

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price. As of March 31, 2009, we have outstanding 42,932,478 shares of common stock, including an estimated 30,182,478 outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

Item 2.

Description of Property

We do not own any real estate properties. Effective July 1, 2007, we entered into a one-year lease for approximately 150 square feet of office space for our headquarters located in Clearwater, Florida. We were paying $600 per month over a term of one year under the lease. The Company entered into a new lease agreement in January 1, 2009 for similar office space in Clearwater Florida. Rental payments under the new lease are $300 per month on a month to month basis. The Company also had sales office space in Orangeville, Ontario and paid $1,200 per month on a month to month agreement. The lease of office space in Ontario ended on November 30, 2008. Rent expense for 2008 and 2007 was $20,400 and $26,892 respectively.

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

On July 14, 2006, the United States District Court rendered its decision in the Nevada Action. It was ordered and adjudged that the motion to dismiss the individual defendants and the motion to dismiss the BlastGard defendants was granted. Defendants’ motion for a more definite statement is moot. The Court entered judgment on July 17, 2006 in favor of all Defendants and against the Plaintiff. The Plaintiff had 30 days from the date of the judgment to file a notice of appeal and no filing was made.

On July 19, 2006, we filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida. The Defendants in the lawsuit are Sam Gettle, Guy Gettle and Verde Partners Family Limited Partnership (“Verde”). The lawsuit contends that the Defendants have committed defamatory acts against BlastGard International and its products. The lawsuit also asks for a declaration that BlastGard International is not liable for the acts complained of in the Nevada action. On BlastGard’s affirmative claims for defamation, the Florida action seeks injunctive relief and damages in excess of $15,000, exclusive of attorney’s fees and costs. Sam Gettle, Guy Gettle, and Verde counter claimed in the lawsuit alleging the same bad acts complained of in the Nevada action. The counterclaim seeks an award of unspecified damages and injunctive relief. On April 2, 2009, the company entered into a Settlement Agreement to settle our outstanding civil litigation. The company will pay the sum of $125,000 over 18 months. The first monthly payment is to be paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty is not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

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

Quarter Ended	High Sales	Low Sales
June 30, 2004	$7.00	$3.05
September 30, 2004	$4.25	$1.30
December 31, 2004	$5.00	$1.61

March 31, 2005	$4.75	$1.12
June 30, 2005	$1.80	$1.05
September 30, 2005	$1.65	$0.66
December 31, 2005	$1.09	$0.45

March 31, 2006	$0.67	$0.30
June 30, 2006	$0.75	$0.31
September 30, 2006	$ 0.69	$0.45
December 31, 2006	$0.59	$0.33

March 31, 2007	$0.39	$0.26
June 30, 2007	$0.45	$0.23
September 30, 2007	$0.44	$0.28
December 31, 2007	$0.35	$0.10

March 31, 2008	$0.18	$0.10
June 30, 2008	$0.16	$0.05
September 30, 2008	$0.13	$0.07
December 31, 2008	$0.10	$0.02

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission.

Holders

As of March 31, 2009, there were approximately 251 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

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

Sales of Unregistered Securities

(a) From January 2008 to December 31, 2008, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
April and May 2008	Common Stock	219,587 and 50,000 shares	Debt conversion; no commissions paid	Section 3(a)(9). Exchange of securities of the same issuer without any commissions being paid.	Notes converted at $.11385 per share and $.10 per share, respectively.
July, August and September 2008	Common Stock	835,405, 50,000 and 1,240,932 shares, respectively	Debt conversion; no commissions paid	Section 3(a)(9). Exchange of securities of the same issuer without any commissions being paid.	Notes converted at $.10, .1017 and .1062 per share in July, .1062 per share in August and $.10 per share in September.
December 2008	Common Stock	187,500 shares	Cash in lieu of salary of $18,750; no commission paid	Section 4(2)

Item 6.

Selected Financial Data

Not applicable.

Item 7.

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

Results of Operations

Year Ended December 31, 2008 vs. 2007

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to six government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from the National Railroad Passenger Corporation also known as Amtrak., the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC Transit and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. For fiscal 2008, we recognized sales of $732,044 and a gross profit of $109,897, as compared to sales of $408,988 and a gross profit of $68,881 for the comparable period of the prior year. A major U.S. airport ordered 156 BlastGard MTR Blast Mitigated Receptacles, which order resulted in gross revenues to the Company of over $700,000. On January 7, 2009, the Company’s accounts receivable balance of $255,800 out of $267,964 at December 31, 2008 was paid in full from a major U.S. airport from the sale of its Blast Mitigating trash receptacles.

For fiscal 2008, our overall operating and non operating expenses, including interest expense and gain on derivative liability, were relatively constant over the comparable period of the prior year. In November 2008, we took measures to reduce our monthly operating costs from approximately $110,000 per month to an estimated $50,000 per month. See “Recent Developments” under Item 7 following “Liquidity and Capital Resources.”

Our net loss for fiscal 2008 was $1,493,945 as compared to $3,827,188 for the comparable period of the prior year.

BlastGard’s products are currently being tested (or have recently been tested) and evaluated by many military and defense contractors and commercial companies in the United States and abroad as described under Business Prospects. As we experience anticipated growth and expansion of our operations, we will experience an increase in operating expenses and costs of doing business.

Business Prospects

Marketing Strategy

We believe that our BlastGard® Technology can provide blast mitigation solutions for numerous industries across various market segments. However, we recognize that some industries will have significant barriers to entry and/or long lead times or conversely, provide an immediate revenue source. Having limited resources, we have researched each target market, ranked each market and divided the markets into two groups; markets that will require a strategic partnership to penetrate and markets we will sell directly to. We have developed a two-pronged approach to market our BlastGard® Technology.

The two-pronged approach will maximize market penetration while minimizing cost. Our approach is to:

•

Develop Strategic Partners in existing well-defined markets.

•

Initiate a Direct Sales Approach. We are focused on the top four markets, which we currently consider to be (1) military, (2) aviation industry, (3) oil and gas industry and (4) homeland defense. In addition, we are retaining commercial representatives who will be licensed to sell BlastGard® Technology to specific markets.

Business Prospects/Recent Developments

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

On September 22, 2008 BlastGard announced an agreement with U. S. Explosive Storage to provide them with BlastWrap for insensitive munitions packaging of ammunition storage, ordnance storage, pyrotechnics storage, and other explosive materials storage, utilized, among other things, for military, governmental, and commercial use. BlastGard and U.S. Explosive are joining forces to create storage and transportation boxes that will prevent sympathetic detonation through BlastWrap’s unique proprietary technology. Initial testing was completed the week of March 23, 2009. The US ARMY Department of Defense Explosive Safety Board (“DDESB”) sponsored 2 of our tests for the purpose of getting DDESB certification. DDESB wants ISO certified blast mitigated containers for major storage and special ISO containers to store grenades, etc. We will be installing BlastWrap inside storage boxes and inside the magazines. U.S. Explosives is forecasting sales of $5-6 million in year one and approximately $8 million in year two. The BlastWrap component in the new product line represents approximately $1.8 million in year one and $2.4 million in year two.

Foti Fireworks, Australia's Premiere Pyrotechnic Company has ordered our BlastWrap for testing, which will be shipped out in April 2009. Foti ships 20 million cases of fireworks per year. It is anticipated that the implementation of BlastWrap will reduce their shipping and insurance costs dramatically.

In February 2009, Precision Operations Systems India Pvt. Ltd., which has been supplying security, surveillance, counter surveillance and special ops equipment to various Government entities in India, purchased BGI’s MBR (mitigated bomb receptacle) for testing. Precision is our commercial representative for India and represented BlastGard at the 12th India International Security Expo, which was held from February 22-25, 2009. We anticipate additional sales in 2009.

In March 2009, BlastGard entered into a commercial representative agreement with Lindner & Co. as our exclusive sales and marketing representative for Iraq. Lindner’s alliance with an Iraqi company, which has a credentialed history with US Corps of Engineers, KBR, and other Iraqi national companies as well as business relationships with companies in Saudi Arabia, the Emirates, Jordan and other Middle Eastern countries, will operate in Iraq as the authorized installer for BlastGard in Iraq.

On July 17, 2008 BlastGard announced receipt of a formal purchase agreement for 156 BlastGard MTR blast mitigated receptacles valued at approximately $700,000 for a major United States airport. BlastGard’s blast mitigating receptacles were installed throughout the facility and this very important transaction has opened the door to the Airport Security market for our Blast Mitigating Receptacles. Receptacles, which are a necessity for waste management, pose a serious threat to public safety considering how easily they can conceal an explosive device. The installation of these blast mitigating receptacles is another step toward USA airport's emphasis on safety, reliability, enhanced cleanliness and improved customer service. In addition to a $2,000,000 order from Miami Airport, which is pending the securing of grant funds. we are attempting to secure funding for pending MTR orders from Houston Airport, San Francisco Airport, and Chicago Airport.

Liquidity and Capital Resources.

At December 31, 2008, we had cash of $1,477, accounts receivable of $267,964, a retained deficit of $12,506,498 and shareholder equity of $(506,980). During 2008, net cash was used in operating activities of $1,060,483. This resulted primarily from our net loss of $1,493,945, partially reduced by a stock based compensation non-cash charge of $114,000 and depreciation and amortization of $297,734. During 2008, net cash was used in investing activities of $77,546, primarily payments for deferred costs.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at December 31, 2008. These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company has a plan of financing to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the receipt of product licensing fees. The Company is currently in negotiations with a non-affiliated party for the right to an exclusive worldwide license to market and sell BlastGard’s entire product line. The Company is also in discussions with another group for possible debt borrowing. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern. Further, we can provide no assurances that a mutually acceptable licensing agreement will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 1 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

At December 31, 2008, we had cash of $1,477. At that date, we owed approximately $372,000 pursuant to our December 2004 Debt (described herein). As of March 15, 2009, we had cash of approximately $3,594. As described under “Recent Developments” in this Item 7, we recently issued Class G Warrants to purchase 1,800,000 shares of the Company to the December 2, 2004 Note Holders in exchange for an extension of the due date of the Notes through November 30, 2009, and that all of these Warrants and one-half of the principal amount of the Notes were then sold to third parties.

On June 22, 2006, we borrowed the principal amount of $1,200,000 (the “June 2006 Debt”) from two non-affiliated persons (the “Lenders”) due June 22, 2008. Pursuant to an agreement dated as of August 7, 2007 (the “August 2007 Agreement”), Robert F. Rose Investments and two other non-affiliated parties (collectively hereinafter referred to as the “Purchasers”) entered into an agreement with the Lenders to purchase the June 2006 Debt, which transaction is personally guaranteed by Mr. Rose. Upon the completion of said transaction, the Purchasers had agreed to automatically convert their June 2006 Debt into shares of our Common Stock at $.30 per share. To date, $795,000 of the $1,200,000 has been completed and converted into our Common Stock at $.30 per share and $50,000 in principal was paid back. Pursuant to an agreement dated as of September 21, 2007, the Purchasers agreed to assign the remaining $355,000 to be purchased pursuant to the August 2007 Agreement to five non-affiliated persons (collectively hereinafter referred to as the “Assignees”) and the Assignees deposited $355,000 in escrow with Lenders’ attorney, as Escrow Agent. Subsequently, the Assignees notified the Escrow Agent that it should not release the escrowed funds from escrow and demanded the return of their funds. Said $355,000 is currently the subject of a legal dispute and such funds are being held in escrow by the Lenders’ attorneys. Although there is a dispute as to the rights and obligations of the parties pursuant to the aforementioned agreements and the possible conversion of the June 2006 Debt into shares of our Common Stock, we had continued to make the quarterly interest payments on the June 2006 Debt so as to avoid any claim of default. However, on June 22, 2008, the June 22, 2006 debt became due and payable and no payment of principal or accrued interest thereon was made by us. It is management’s position, although no assurance can be given in this regard, that we do not owe the lenders the $355,000 and that we were obligated to deliver 1,183,333 shares of common stock to the assignees upon conversion thereof. Nevertheless, we have continued to include the principal of the June 2006 Debt (exclusive of interest after June 22, 2008) on our consolidated balance sheet in order to reflect the worse case scenario. See “Recent Developments” under “Item 7.”

To date, we have relied on management’s ability to raise capital through equity private placement financings to fund our operations. We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital from the sale of equity and/or debt securities. We estimate that we will require between $1.5 million and $2.0 million in additional financing and cash flow from operations to support our operations and to meet our debt obligations as they become due and payable over the next 15 months of operations. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

Recent Developments

On October 17, 2008, in order to reduce the Company’s monthly expenses, the Board and its Chief Executive Officer, Andrew McKinnon, agreed to pay Mr. McKinnon his monthly salary, effective December 1, 2008, pursuant to his employment contract in BlastGard common stock based on a 15% discount to the fair market value of the Company’s Common Stock based on the ten preceding trading days prior to the conversion date. The fair market value of the Company’s Common Stock is defined as the average of the closing sales price of the Company’s Common Stock on the OTC Electronic Bulletin Board for the ten trading days preceding the last day of each month (conversion date of the monthly salary). The salary conversion shall not at any time be convertible at a conversion price below $.10 per share (the “Floor Price”). Between December 2008 and March 31, 2009, the Company issued Mr. McKinnon 187,500 shares of restricted Common Stock per month based upon the Floor Price of $.10 per share for a total of 750,000 shares.

A major U.S. airport ordered 156 BlastGard MTR Blast Mitigated Receptacles, which order resulted in gross revenues to the Company of over $700,000. On January 7, 2009, the Company’s accounts receivable balance of $255,800 at December 31, 2008 was paid in full from a major U.S. airport from the sale of its Blast Mitigating trash receptacles.

On November 25, 2008, John L. Waddell, Jr. retired from his position as President of the Company and voluntarily terminated his employment agreement. Mr. Waddell also resigned as a member on the board of directors due to his retirement.

Since April 2008, our monthly cash needs were budgeted to average approximately $80,000 per month. With the elimination of the President and CEO salary, effective December 2008, our monthly cash needs are based on the following approximate breakdown:

salaries and benefits:	$19,000
professional fees	14,000
office overhead	3,000
Travel	7,000
research and development	4,000
Miscellaneous	3,000
Total	$50,000

The December 2004, Debt became due and payable on August 29, 2008. However, pursuant to a Revised and Amended Sixth Waiver and Modification Agreement dated as of September 16, 2008, the Senior Lenders received the payment of default interest calculated at the rate of 21% per annum (versus 8%) for the period April 1, 2008 through September 30, 2008 as consideration to extend the Maturity Date of the Notes to November 1, 2008. Commencing October 1, 2008 and thereafter, the interest rate shall revert to an amount equal to 8% per annum. In addition, the holders of the December 2004 Debt agreed to convert an aggregate of $124,093.19 in principal and accrued interest therein at a conversion price of $.10 per share.

On October 17, 2008, the Board of Directors agreed to extend the expiration date for an additional 92 days of privately placed warrants to purchase 9,264,970 shares that would otherwise have expired at the close of business on October 20, 2008. These warrants which were exercisable at $.45 per share became exercisable at a reduced exercise price of $.10 per share through the close of business on January 20, 2009 and expired unexercised on that date.

As a result of the Board’s action in the preceding paragraph, the anti-dilution provisions of all other outstanding warrants resulted in the reduction of the exercise price of our outstanding Class A, Class C, Class D, Class E and Class F Warrants to an exercise price of $.10 per share and the reduction of the conversion price of the December 2004 debt to $.10 per share. In the case of the Class C, D, E and F Warrants, it also caused there to be an increase in the number of shares purchasable thereunder. The Board of Directors also agreed to reduce the exercise price on all the options (which varied in exercise prices from $.45 to $2.00 per share) to $.10 per share for all options granted to active consultants, legal, board members and management.

On March 10, 2009, the Company lowered the exercise price of its issued and outstanding Class A, C, D, E and F Warrants to an exercise price of $.03 per share on a temporary basis until the close of business on March 20, 2009, which was later extended to March 30, 2009 (the “Warrant Reduction Period”). Subsequent to that date, the exercise price of the aforementioned classes of Warrants reverted to $.10 per share. During the Warrant Reduction Period,, none of these Warrants were exercised. During the Warrant Reduction Period, the holders of certain outstanding Senior convertible securities originally issued on December 2, 2004 granted BlastGard an extension of the due date of their notes until the close of business on November 30, 2009, in exchange for the issuance of Class G Warrants to purchase 1,800,000 restricted shares of Common Stock of the Company. Contemporaneously, certain other person(s) were assigned these Warrants and sold one-half of their $372,000 of outstanding principal of the notes and related security agreements and guarantees at a purchase price of about $186,000. Each Class G Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $.03 per share through the close of business on June 22, 2011.

During the Warrant Reduction Period, the Company cancelled Class A, C, D, E and F Warrants totaling the rights to purchase 11,000,334 shares of the Company’s Common stock and issued an equal number of Class G Warrants in exchange thereof. Currently, the Company has outstanding the following Warrants:

Class of Warrant	Number of Warrants Outstanding
Undefined	150,000
Class A	––
Class C	1,921,500
Class D	324,000
Class E	162,000
Class F	2,097,620
Class G	12,800,334

All shares of Common Stock issuable upon exercise of the aforementioned Warrants contain an appropriate restrictive legend. Exemption from registration for the issuance of the Class G Warrants as replacement Warrants was exempt under Section 3a(9) of the Securities Act of 1933, as amended (the “1933 Act”). The issuance of 1,800,000 Warrants to the Senior convertible debt holders was exempt under Section 4(2) of the Securities Act.

2007 Private Placement Transactions

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

Other Recent Financings

December 2004 Debt Financing

In December 2004, we raised $1,420,000 from five investors in a convertible debt financing, and issued to the investor’s secured convertible notes due October 31, 2007 and common stock purchase warrants. The notes each bear an interest rate of 8% per annum. Aggregate monthly payments of 1.2% of the principal amount were due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount were scheduled for payment commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount were scheduled for payment commencing November 1, 2006 through October 31, 2007. Payments are applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007. In June 2006, the holders of the December 2004 debt agreed to modify their rights to receive interest only from June 1, 2006 through May 31, 2007 and thereafter to resume the original payment schedule from June 1, 2007 through the due date of their notes on October 31, 2007. The note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of our common stock at as adjusted conversion price of $.75 per share, subject to further adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. On March 16, 2006, the exercise price of the notes was originally reduced from $1.50 per share to $1.00 per share as we failed to achieve gross revenues of at least $15 million or net profits of at least $1 million for the year ended December 31, 2005 and on June 22, 2006, the conversion price was reduced to $.75 per share. On April 20, 2007, the conversion price of the notes was reduced to $.30 per share. See “Recent Developments” under this “Item 7” for additional information.

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

Source Capital Group, Inc. acted as a finder in connection with the June 2006 transaction. Source Capital was paid 25,000 shares of restricted common stock, a cash fee of $72,000, which represents 6% of the gross proceeds and a 6% fee of each class of warrants issued in connection with the June 2006 debt financing, which warrants were issued by us and not deducted from those issued to any other party.  See “Liquidity and Capital Resources” under this “Item 7” and “Item 12” for additional information.

Registration Statements

Our recent debt and equity financings are described above. We have in the past and currently relied principally on external financing to maintain our company as a going concern. All of our assets have been used as collateral to secure our indebtedness. Among the many risks of our business and an investment in our company, is the possibility that we will not be able to meet our obligations as they come due and remain as a going concern. We have also agreed to file a registration statement to register for resale by the holders of the June 2006 debt, the number of shares of common stock issuable to them upon conversion of their notes and exercise of their warrants (the obligation to the holders of the June 2006 Debt are collectively referred to as the “Registrable Securities”), as well as to register for resale by Source Capital (and its transferees) and the holders of the December 2004 debt, the shares of common stock issuable upon exercise of their warrants. In September 2006, we obtained an effective registration statement pertaining to (i) a portion of the Registrable Securities, including the (x) shares of common stock issuable upon conversion of the June 2006 Debt based upon a then conversion price of $.75 per share and (y) warrant shares underlying the (x) Class C and Class F Warrants held by the holders of the June 2006 Debt and (ii) all shares of common stock issuable upon exercise of the warrants held by Source Capital (and its transferees). In September 2006, an amended agreement was entered into by and among the Company and the holders of the June 2006 Debt. This amendment requires us to register with the SEC the resale of the shares of common stock issuable upon exercise of the Class D and Class E Warrants and an additional 30% of the original Registrable

Securities (as defined) upon receipt, in writing, of a written demand from such persons holding at least 51% of the outstanding Registrable Securities. To date, no such written demand has been received by us. Our original Registration Rights Agreement with the holders of the 2006 Debt (except as otherwise amended) requires us to maintain an effective Registration Statement pertaining to all Registrable Securities until all Registrable Securities covered by such Registration Statement have been sold, or may be sold, without volume restriction pursuant to Rule 144(k) (the “Effectiveness Period”). If during the Effectiveness Period, the number of Registrable Securities at any time exceeds 90% of the number of shares of Common Stock then registered in a Registration Statement, then we are required to file as soon as reasonably practicable, but in any case prior to the 30th day following the date on which we first know, or should reasonably have known, that such additional Registration Statement is required, an additional Registration Statement covering the resale by the holders of not less than 130% of the number of such Registrable Securities. The agreement further provides that we may require each selling holder of Registrable Securities to furnish us a certified statement as to the number of shares of common stock beneficially owned by each holder and that during any period that we are unable to meet our obligations under the Registration Statement for the registration of the Registrable Securities solely because any holder fails to furnish us information within three trading days of our request, any liquidated damages that are accruing at such time to such selling holder only shall be tolled and that any event that may otherwise occur solely because of such delay shall be suspended as to such holder only, until such information is delivered to us.

Recently Issued Accounting Pronouncements

During the past two years, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, SFAS No. 156, SFAS No. 157 and SFAS No. 159 and FIN 48 which are described in Note 1, “Recent Accounting Pronouncements” of the Notes to Financial Statements contained in our latest annual report on Form 10-KSB filed with the Security and Exchange commission on April 17, 2007. Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

Item 8.

Financial Statements

The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

FORM 10-K

2008

INDEX

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2008	F-3

Statements of Operations for the years ended
December 31, 2008 and 2007	F-4

Statement of Changes in Shareholders' Deficit for the years ended
December 31, 2008 and 2007	F-5

Statements of Cash Flows for the years ended
December 31, 2008 and 2007	F-6

Notes to Financial Statements.	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Blastgard International, Inc.

We have audited the balance sheets of BlastGard International, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BlastGard International, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Cordovano and Honeck LLP

Englewood, Colorado

April 14, 2009

BLASTGARD INTERNATIONAL, INC.

Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash	$1,477	$1,384,979
Receivables:
Trade, net	267,964	31,245
Other	—	—
Inventory	77,893	121,223
Prepaid expenses	17,644	54,206
Total current assets	364,978	1,591,653

Property and equipment, net	1,096	5,297
Other assets:
Debt issue costs, net	—	56,530
Intangibles, net	18,303	—
Deferred costs	153,900	95,804
Deposits	1,096	772
	$539,373	$1,750,056

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on convertible notes payable, net of unamortized discount of $235,857	$727,389	$1,015,424
Line of Credit	82,881	—
Accounts payable	84,728	28,766
Accrued payroll	26,355	—
Short term portion of settlement payable	62,500	—
Derivative liability	—	34,000
Total current liabilities	983,853	1,078,190

Long term portion of settlement payable	62,500	—

Shareholders’ equity
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized,42,369,978 and 39,786,554 shares issued and outstanding	42,370	39,787
Additional paid-in capital	11,957,148	11,644,632
Retained deficit	(12,506,498)	(11,012,553)
Total shareholder’s equity	(506,980)	671,866
	$539,373	$1,750,056

BLASTGARD INTERNATIONAL, INC.

Statements of Operations

Years ended December 31, 2008 and 2007

	2008	2007
Revenues:
Sales	$732,044	$408,988
Cost of goods sold	622,147	340,107
Gross profit	109,897	68,881

Operating expenses:
General and administrative	989,352	2,663,733
Research and development	148,133	54,789
Bad debt expense	—	140,000
Depreciation and amortization	5,348	26,652
Total operating expenses	1,142,833	2,885,174
Operating loss	(1,032,936)	(2,816,293)

Non-operating income/(expense):
Gain on derivative liability (Note 6)	34,000	126,000
Interest income	10,030	65,142
Rental income	—	500
Loss on conversion of debt	(5,562)	—
Loss on disposal of assets	—	(1,150)
Settlement loss	(125,000)	—
Interest expense (Notes 4 and 5):
Amortized debt issue costs	(56,530)	(140,795)
Amortized debt discount	(235,856)	(890,129)
Other	(82,091)	(170,463)
Loss before income taxes	(1,493,945)	(3,827,188)

Income tax provision (Note 3)	—	—

Net loss	$(1,493,945)	$(3,827,188)

Basic and diluted loss per share	$(0.04)	$(0.12)

Basic and diluted weighted average common shares outstanding	40,714,954	32,655,112

BLASTGARD INTERNATIONAL, INC.

Statement of Changes in Stockholders Equity

For the Years ended December 31, 2008 and 2007

	Common	Common	Additional	Prepaid
	Stock	Stock	Paid in	Services for	Retained
Description	No. of Shares	Par Value	Capital	Stock	Deficit	Total
Beginning Balance - 12/31/06	22,110,913	$22,111	$6,313,070	$(223,958)	$(7,185,365)	$(1,074,142)

Vesting of stock options		—	372,068	—	—	372,068
Sales of stock	13,229,370	13,230	3,955,581	—	—	3,968,811
Offering costs	—	—	(491,648)	—	—	(491,648)
Inducement to waive rights	150,000	150	44,850	—	—	45,000
Conversion of debt	2,883,333	2,883	862,117	—	—	865,000
Board member compensation	90,000	90	44,910	—	—	45,000
Revaluation and partial cancelation of warrants	—	—	340,994	—	—	340,994
Issued additional stock for penalty	1,322,938	1,323	426,648	—	—	427,971
Amortization of consulting services for stock	—	—	(223,958)	223,958	—	—
2007 loss	—	—	—	—	(3,827,188)	(3,827,188)
						—
Balance - 12/31/07	39,786,554	39,787	11,644,632	—	(11,012,553)	671,866
				—	—
Conversion of debt	2,395,924	2,395	248,420	—	—	250,815
Stock in lieu of salary	187,500	188	18,562	—	—	18,750
Modification of compensatory warrants and options	—	—	45,534	—	—	45,534
2008 loss	—	—	—	—	(1,493,945)	(1,493,945)

Balance - 12/31/08	42,369,978	$42,370	$11,957,148	$––	$(12,506,498)	$(506,980)

BLASTGARD INTERNATIONAL, INC.

Statements of Cash Flows

Years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(1,493,945)	$(3,827,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,348	167,447
Amortization of debt issue costs	56,530
Revalue warrants	5,534	141,866
Stock-based compensation	58,750	1,113,997
Stock given for interest	49,716	—
Discount on convertible notes payable	235,856	890,129
Loss on conversion of debt	5,562	—
Bad debt expense	—	140,000
Gain/(loss) on derivative liability	(34,000)	(126,000)
Loss on disposal of assets	—	1,150
Changes in operating assets and liabilities:
Accounts receivable	(236,719)	17,948
Inventory	43,330	145,092
Other operating assets	36,238	(31,322)
Accounts payable and accruals	207,317	(172,812)
Net cash used in operating activities	(1,060,483)	(1,539,693)

Cash flows from investing activities:
Payments for deferred costs	(77,546)	(21,861)
Loan receivable	—	(140,000)
Proceeds form sale of assets	—	2,040
Purchases of property and equipment	—	(746)
Net cash used in investing activities	(77,546)	(160,567)

Cash flow from financing activities:
Net proceeds from line of credit	82,881	—
Proceeds from sale of stock	—	3,968,810
Payments for stock issue costs	—	(491,648)
Payments for debt principal	(328,354)	(404,216)
Payments for debt issue costs	—	—
Net cash provided by financing activities	(245,473)	3,072,946

Net change in cash	(1,383,502)	1,372,686

Cash, beginning of period	1,384,979	12,293

Cash, end of period	$1,477	$1,384,979

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,375	$170,463
Income taxes	$—	$—

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

(1)

Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Basis of Presentation

BlastGard International, Inc. (the “Company”) was incorporated on September 26, 2003 as BlastGard Technologies, Inc. (“BTI”) in the State of Florida, to design and market proprietary blast mitigation materials. The Company created, designs, develops and markets proprietary blast mitigation materials. The Company’s patent-pending BlastWrap® technology effectively mitigates blast effects and suppresses post-blast fires. The Company sub-contracts the manufacturing of products to licensed and qualified production facilities.

The Company went public through a shell merger on January 31, 2004. On March 31, 2004, the Company changed its name to BlastGard International, Inc.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has used significant cash in support of its operating activities. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2008.

Financial Instruments

The carrying amounts of cash, receivables and current liabilities approximate fair value due to the short-term maturity of the instruments. Debt obligations are carried at cost, which approximates fair value due to the prevailing market rate for similar instruments.

Fair Value Measurement

The financial statements are prepared in accordance with SFAS 157, “Fair Value Measures”, for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements or on a recurring basis (at least annually). SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on a measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value.

Level 1: Quotes market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Accounts Receivable

Accounts receivable consists of amounts due from customers (mostly government agencies) based in the United States and abroad. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of December 31, 2008, management believes an allowance for uncollectible accounts in the amount of $3,873 is adequate.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. Market is generally considered to be net realizable value. Inventory consists of materials used to manufacture the Company’s BlastWrap® product and finished goods ready for sale. The breakdown of inventory at December 31, 2008 and 2007 is as follows:

	2008	2007
Finished goods	$63,368	$84,045
Materials and supplies	14,525	18,456
Total inventory	$77,893	$121,233

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

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

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

Advertising

Advertising costs are expensed as incurred. Advertising costs of $5,500 and $5,983 were incurred during the years ended December 31, 2008 and 2007, respectively.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes, less the effect of any allowances considered necessary. The company use guidance provided by FIN 48, Accounting for Uncertainty in Income Taxes, for reporting uncertain tax provisions.

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

Loss per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2008, there were 5,578,334 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive. In addition, at December 31, 2008 the Company had 24,920,424 warrants outstanding issued in connection with convertible promissory notes and stock sales that were also excluded because they were anit-dilutive.

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Company has not determined the affect of adopting this standard which was effective for 12/31/08 and has not adopted this standard for any financial instruments.

In December 2007, the Financial Standards Accounting Board revised Statement of Financial Accounting Standards No. 141 – Business Combinations. The objective of this revision is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. The management believes that the revision of SFAS 141 will not materially impact the financial position or results of operations of the Company.

In December 2007, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards No. 160 - Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 5. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The management believes that the application of SFAS 160 will not materially impact the financial position or results of operations of the Company.

In March 2008, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards No. 161 - Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The management believes that the application of SFAS 161 will not materially impact the financial position or results of operations of the Company.

In May 2008, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards No. 162 - The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The management believes that the application of SFAS 162 will not materially impact the financial position or results of operations of the Company.

In May 2008, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards No. 163 - Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. This Statement interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

within the scope of this Statement. The management believes that the application of SFAS 163 will not materially impact the financial position or results of operations of the Company.

(2)

Property and Equipment

Property and equipment consisted of the following at December 31:

	2008	2007
Equipment	$60,707	$59,831
Furniture	15,057	15,057

Gross property	75,764	74,888
Less accumulated depreciation	(74,668)	(69,591)

	1,096	5,297

Depreciation expense totaled $4,021 and $26,652, respectively, for the years ended December 31, 2008 and 2007.

(3)

Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at December 31:

	2008		2007
$1,000,000 convertible promissory note issued
December 2, 2004, due on November 1, 2008,
8% annual interest rate, net of unamortized
Discount of $0 and $58,339, respectively		$300,331	$561,809
$200,000 convertible promissory note issued
December 2, 2004, due on November 1, 2008,
8% annual interest rate, net of unamortized
Discount of $0 and $11,668, respectively		––	75,034
$100,000 convertible promissory note issued
December 2, 2004, due on November 1, 2008,
8% annual interest rate, net of unamortized
Discount of $0 and $5,834 respectively		34,650	57,544
$100,000 convertible promissory note issued
December 2, 2004, due on November 1, 2008,
8% annual interest rate, net of unamortized
Discount of $0 and $5,834 respectively		30,481	57,544
$20,000 convertible promissory note issued
December 2, 2004, due on November 1, 2008,
8% annual interest rate, net of unamortized
Discount of $0 and $1,347 respectively		6,927	11,329
		372,389	763,260
Less: current maturities		(372,389)	(763,260)
	$		$––

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

Each note carries a default interest rate of 15% per annum. Aggregate monthly payments of 1.2% of the principal amount were paid from November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount were originally payable from May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount were originally payable commencing November 1, 2006 through October 31, 2007. However, as a result of the June 22, 2006 debt financing, the payment arrangements were modified. Monthly payments of interest only (8%) based on the principal amount were paid from June 1, 2006 through May 31, 2007, and then aggregate monthly payments of 6% of the principal amount were paid from June 1, 2007 through March 31, 2008. A Modification Agreement was entered into in March 2007 so that each Note became due and payable on March 20, 2008. Pursuant to a further Modification Agreement and a $150,000 payment towards principal, the balance of the unpaid principal of the Notes and any unpaid interest thereon was due and payable on August 29, 2008. However, pursuant to a Revised and Amended Sixth Waiver and Modification Agreement dated as of September 16, 2008, the Senior Lenders received the payment of default interest calculated at the rate of 21% per annum (versus 8%) for the period April 1, 2008 through September 30, 2008 as consideration to extend the Maturity Date of the Notes to November 1, 2008. Accordingly, all accrued interest had been paid in full as of September 30, 2008. Commencing October 1, 2008 and thereafter, the interest rate shall revert to an amount equal to 8% per annum. In addition, the holders of the December 2004 Debt agreed to convert an aggregate of $124,093 in principal and accrued interest therein at a conversion price of $.10 per share.

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of the Company’s common stock at a conversion price per share set forth below, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price. From March 20, 2008 through October 20, 2008, the Note holder could have elected at any time to convert through the Maturity Date of the Notes and thereafter until the Notes were paid in full, the unpaid principal of the Notes and the accrued interest thereon at a 10% discount (15% discount if the average trading volume per day over the ten preceding trading days prior to a conversion date is 60,000 shares per day or less) to the fair market value of the Company’s Common Stock. The fair market value of the Company’s Common Stock is defined as the average of the closing sales price of the Company’s Common Stock on the OTC Electronic Bulletin Board for the ten trading days preceding each respective conversion date of the Note(s). Notwithstanding anything contained herein to the contrary, the Notes shall not at any time be convertible at a conversion price below $.10 per share (the “Floor Price”) or above a ceiling price of $.25 per share (the “Ceiling Price”). Since October 20, 2008, the conversion price was fixed at $.10 per share pursuant to anti-dilution provisions of the Note. During March 2009, the holders of certain Senior convertible securities originally issued on December 2, 2004, extended the due date of the debt to November 30, 2009 in exchange for the issuance of Class G warrants to purchase 1,800,000 shares of common stock in the Company. Concurrently, the Class A, C, D, E and F warrants held by these investors were cancelled and an equal number of Class G warrants were issued as replacements.

The notes are secured by all of the Company’s assets until the notes have been fully paid or fully converted into common stock.

Debt issue costs

The Company paid its debt placement agent and its attorney a total of $112,370 and issued detachable Class “A” and “B” warrants in connection with the issuance of the convertible promissory notes. The original fair value of the warrants totaled $48,709, but increased to $55,342 following the re-pricing discussed above. The sum of the payments and the fair value of the warrants resulted in total debt issue costs of $167,712. Warrants were also issued in connection with the 2006 debt in the amount of $226,124. Amortization resulting from the debt issue costs is charged to interest expense. Accumulated amortization and amortization expense of the debt issue costs for the 2004 Note and the 2006 Note totaled $393,835 and $56,530 and $337,304 and $140,794 as of and for the years ended December 31, 2008 and 2007, respectively.

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

(4)

Subordinated Convertible Notes Payable

Debt issue costs

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

The Company’s subordinated, convertible promissory notes payable consist of the following at December 31, 2008 and 2007:

	2008	2007
$600,000 subordinated, convertible promissory note
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $0 and $152,835 respectively	$355,000	$252,165
	355,000	252,165

Less: current maturities	(355,000)	(252,165)
	$––	$––

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

The convertible notes, which aggregate in principal $355,000, are currently the subject of a legal dispute. The original holders of these notes agreed to sell these notes to third parties, which parties assigned a portion of these rights to five assignees. The third parties and their assignees agreed at each closing to convert their debt into BlastGard common stock at a fixed conversion price of $.30 per share. The original owners of these notes and the third parties (but not the assignees) have entered into agreements with BlastGard such that in the event they are determined by a court of law or settlement agreement to be the owners of the notes, each note shall be convertible into common stock based upon the same formulas and conversion rights as those then held by the holders of the December 2004 notes. In the event the assignees are determined to be the rightful owners of the notes due June 22, 2008, then these notes would continue to convert at a fixed conversion price of $.30 per share.

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

Carrying value of subordinated, convertible notes payable

The conversion of the subordinated, convertible notes payable was fixed at $0.10 per share of the Company’s common stock. Pursuant to SFAS 133, options embedded in contracts containing the price of a specific equity instrument are not clearly and closely related to an investment in an interest-bearing note and the embedded derivative must be separated from the host contract. At December 31, 2008, $355,000 in principal of the subordinated convertible notes was still outstanding as were a portion of the warrants. As a result, the Company bifurcated the option resulting from the conversion feature and classified it as a derivative liability pursuant to SFAS 133.

The following table presents the allocation of proceeds from the financing and the subsequent revaluation of the warrants and derivative liability.

Principal balance of the notes	$1,200,000
Less debt discounts:
Fair value of warrants (below)	(768,000)
Fair value of conversion option (below)	(432,000)
Plus amortization of discounts to December 31, 2007	552,490
Less the conversion of debt	(795,000)
Plus the revaluation of discount and conversion option	494,676
Current year-to-date amortization of discounts	152,834
Principle payment in current year	(50,000)
Carrying value at December 31, 2008	$355,000

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

		Number of Shares
		In Which The
	Derivative	Derivative Liability
	Liability	Can Be Settled
Embedded conversion feature, June 22, 2006	$432,000	1,600,000
Embedded conversion feature, December 31, 2006	160,000	1,600,000
Embedded conversion feature, December 31, 2007	34,000	1,600,000
Embedded conversion feature, December 31, 2008	0	2,000,000
Current year to date change	$(34,000)

The change on the derivative liability resulted in a gain of $34,000 and 126,000 for the years ended December 31, 2008 and 2007.

(5)

Detachable common stock warrants issued with convertible and subordinated convertible promissory notes

The Company issued warrants with both the convertible promissory notes, in 2004 and the subordinated convertible promissory notes in 2006. The company issued additional warrants in 2004 for a consulting agreement and in 2007 with the sale of stock and a penalty. The information contained in this note 5 is as of December 31, 2008 unless otherwise noted.

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

The fair value of detachable warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount was amortized over the life of the debt. As the discount was amortized, the reported outstanding principal balance of the notes approached the remaining unpaid value ($372,389 and $355,000 at December 31, 2008 for the 2004 and 2006 debt respectively.).

The warrants were revalued twice in 2007 and once in 2008 due to changes in the agreements with the note holders. The original number of warrants issued and the exercise price are as follows:

	Number	Exercise
Description	Issued	Price
2004 debt “A”, “B”, “C”, “D”, “E”, “F” warrants	2,113,758	$1.00 - $2.00
2006 debt “C”, “D”, “E” and “F” warrants	4,066,666	$0.75 - $2.00
2004 Consulting agreement	150,000	$5.00
2007 sale of stock	6,614,688	$0.45
2007 10% penalty on sale of stock	661,479	$0.45
2007 Broker warrants	1,988,815	$0.32
Total	16,198,106

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

The fair value for the warrants was estimated at the date of revaluation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.83% - 1.64%
Dividend yield	0.00%
Volatility factor	136.22% - 187.85%
Expected life	0.3 – 1.84 years

The number of warrants outstanding, the associated exercise price and value after the revaluation was as follows:

	Number	Exercise		Fair
Description	Issued	Price		Value
Class “A” warrants	556,170	$0.10		$10,571
Class "C" warrants	5,498,999	0.10		104,839
Class “D” warrants	324,000	0.10		6,177
Class “E” warrants	162,000	0.10		3,089
Class "F" warrants	8,964,285	0.10		170,906
Undefined warrants	9,414,970	$0.10		114,158
	24,920,424		Total	$409,739

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

(6)

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

Common stock issuances

In May 2007, the Company sold 1,700,000 shares of its unregistered Common Stock at $.30 per share and issued 850,000 warrants exercisable at $.45 per share, pursuant to a Regulation D offering. The offering raised $510,000 in gross proceeds. Exemption from registration is claimed under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. All of the aforementioned securities have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In April 2007 the Company sold 11,529,368 units, each unit consisting of one share of its unregistered Common Stock at $.30 per share and one-half warrant, with a full warrant exercisable at $.45 per share in an offshore offering to non-US Persons through D &D Securities Company, its placement agent. The offering raised $3,458,810 in gross proceeds through the issuance of 11,529,368 shares and 5,764,684 warrants. In addition, the Company issued broker warrants to purchase 1,988,815 units. Exemption from registration is claimed under Regulation S of the Securities Act of 1933, as amended.

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

During 2008, various note holders accepted a total of 2,395,924 shares of stock in lieu of interest and principal payments on their debt. The total principal and interest payments converted to stock totaled $245,253.

In December 2008, an officer accepted 187,500 shares in lieu of his salary for the month of December. This stock was accepted at a negotiated price of $0.10 per share rather then the lower market value of the stock so as not to trigger anti-dilution provisions in the debt and warrants. The total salary converted to stock was $18,750. The value of the stock when issued was less than $5,000. The Company did not record a gain on the issuance of stock because the transaction was with a related party. The difference between the salary and the value of the stock was applied to additional paid in capital.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees.

Options are granted at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant. During the years ended December 31, 2008 no options were granted and 1,666,666 options expired when sales goals were not met. During the year ended 2007, we granted 5,950,000 options to purchase shares of common stock with a weighted average grant date fair value of $0.45 per option. The weighted average

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

grant date fair value of options granted during the years ended December 31, 2007 was $0.64, respectively.

On October 17, 2008, the board agreed to change the exercise price for all options to $0.10 per share. The revaluation of the options created an additional $40,000 in compensation costs on options that were ready vested. These costs were included in the compensation costs for 2008. In addition, the revaluation of certain stock warrants, discussed above, created $5,534 in compensation costs.

Our results of operations include stock-based compensation for the twelve months ended December 31, as follows:

	Twelve months ended December 31,
	2008	2007
General and administrative	$45,534	$1,113,997
Less: Tax effect of non-qualified options	––	––
	$45,534	$1,113,997

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense for the years ended December 31, 2008 and 2007 were calculated as follows:

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

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2008 and 2007:

	2008	2007
Expected dividend yield	0%	0%
Expected volatility	136.22%	119.48%
Risk-free interest rate	0.83 – 1.64%	4.5%
Expected life of options	2-3	2-3

There were no net cash proceeds from the exercise of stock options for the twelve months ended December 31, 2008 or 2007. At December 31, 2008, there was no unrecognized compensation cost related to share-based payments which is expected to be recognized in the future.

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

The following table represents stock option activity as of and for the twelve months ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2008	8,060,750	$0.64	3.3 years
Granted	––	––
Exercised	––	––
Forfeited/expired/cancelled	(2,482,416)	0.45

Options Outstanding – December 31, 2008	5,578,334	$0.13	2.9 years		$1,751,167

Outstanding Exercisable – January 1, 2008	3,560,750	$0.88	3.0 years	$
Outstanding Exercisable – December 31, 2008	3,545,000	$0.10	2.9 years		$1,405,500

The total grant date fair value of options vested during the twelve months ended December 31, 2008 and 2007 was $0 and $250,585, respectively.

The following table represents our non-vested stock option activity for the twelve months ended December 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options - January 1, 2008	4,500,000	$0.30
Granted	––	––
Vested
Forfeited/expired/cancelled	(2,466,666)	0.45

Nonvested Options – December 31, 2008	2,033,334	$0.26

(6) Related Party Transactions

During the fourth quarter of 2008, the Company borrowed $82,881 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. The credit line was paid in full on January 9, 2009.

(7)

Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	December 31, 2008	December 31, 2007
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of Federal	3.6%	3.6%
Permanent book-tax differences	(0.03%)	(0.12%)
Net operating loss(NOL) for which no tax benefit is available.	-37.57%	-37.48%

Net tax rate	0.00%	0.00%

At December 31, 2008, deferred tax assets consisted of a net tax asset of approximately $4,702,000, due to operating loss carryforwards of approximately $12,326,000, which was fully allowed for, in the valuation allowance of $4,702,000. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the years ended December 31, 2008 and 2007 totaled approximately $560,000 and $1,440,000 respectively. The current tax benefit also totaled $560,000 and $1,440,000 for the years ended December 31, 2008 and 2007, respectively. The net operating loss carryforwards expire

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

through the year 2028.

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

(8)

Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2008, the Company had no funds in excess of the FDIC insurance limits.

(9)

Commitments and Contingencies

Office Lease

The Company entered into a new lease agreement in June 2007 for office space in Clearwater Florida. Rental payments under the lease are $600 per month on a month to month basis. The Company entered into a new lease agreement in January 1, 2009 for similar office space in Clearwater Florida. Rental payments under the new lease are $300 per month on a month to month basis. The Company also has sales office space in Orangeville, Ontario and pays $1,200 per month on a month to month agreement. The lease of office space in Ontario ends on November 30, 2009. Rent expense for 2008 and 2007 was $21,574 and $26,892 respectively.

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

BLASTGARD INTERNATIONAL, INC.

Notes to Financial Statements

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

Cancelled Acquisition

During the quarter ended September 30 2007, the Company had entered into negotiations to acquire a Michigan company (the target) for stock and acquisition of debt. The Company lent the target company $140,000 during negotiations and paid $10,000 for the option to purchase the target. On October 22, 2007 the Company notified the target that it would not exercise its option to purchase the target. The Company has placed an allowance in the amount of $140,000 on the loan to the target as of September 30, 2007 but intend to pursue collection of the loan.

(10)

Subsequent Events

Subsequent to December 31, 2008, the Company settled the Verde litigation by agreeing to pay a settlement payment of $125,000 due over two years and agreeing to license Verde’s two patents for the remaining life of the patents in exchange for a 29 royalty.. This amount has been included in the current financial statements.

During March 2009, the holders of certain Senior convertible securities originally issued on December 2, 2004, extended the due date of the debt to November 30, 2009 in exchange for the issuance of Class G warrants to purchase 1,800,000 shares of common stock in the Company. Concurrently, the Class A, C, D, E and F warrants held by these investors were cancelled and an equal number of Class G warrants were issued as replacements.

Item 9A(T).

Controls and Procedures

Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Cordovano and Honeck LLP has not audited and is not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2008.

Item 9.B.

Other Information.

Not Applicable.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The Company has a Board of Directors which is currently comprised of four members and three vacancies in our Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of our Board of Directors and our executive officers and their respective age and position are as follows:

Name	Age	Position with Registrant	Director of Registrant Since
Andrew R. McKinnon	62	Chief Executive and Chief Operating Officer, Director	October 2007
James F. Gordon (1)	66	President, Chairman of the Bopard and Director of Blast Mitigating Receptacles	October 2007
Michael J. Gordon (1)	51	CFO, VP – Corporate Administration and Director	January 2004
Joel L. Gold	67	Director	November 2005

———————

(1)

James F. Gordon and Michael J. Gordon are brothers.

Indemnification of Executive Officers

Andrew McKinnon is Chief Executive Officer and Chief Operating Officer, James F. Gordon is President and Director of Blast Mitigating Receptacles, and Michael J. Gordon is Chief Financial Officer. The biographies of our directors and executive officers are provided below.

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

Family Relationships

James F. Gordon and Michael J. Gordon are brothers.

Code of Ethics

On August 4, 2004, the Board of Directors established a written code of ethics that applies to our senior executive and financial officers. A copy of the code of ethics is posted on our website at www.blastgardintl.com and or may be obtained by any person, without charge, who sends a written request to BlastGard® International. Inc., c/o Investor Relations, 2451 McMullen Booth Road, Suite 242, Clearwater, FL 33759.

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

Management Committee

In March 2007, our Board of Directors established a Management Committee and adopted a written charter. The members of our Management Committee consist of James F. Gordon, Andrew R. McKinnon and one vacancy due to the retirement of John L. Waddell, Jr. The charter includes, among other things, the following responsibilities of the Management Committee:

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

Item 11.

Executive Compensation.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2008 and 2007 by (1) each person who served as the principal executive officer of the Company during fiscal year 2008; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2008 with compensation during fiscal year 2008 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2) (3)	Total ($)
James F. Gordon,	2008	$102,898(4)	$ -0-	-0-	$ 5,376	-0-	-0-	-0-	$102,898
President,	2007	$ 212,515	-0-	-0-	$79,890	-0-	-0-	-0-	$292,405
John L. Waddell, Jr.,	2008	$ 76,999	-0-	-0-	$ 4,596	-0-	-0-	-0-	$ 76,999
Formerly President and Chief Operating Officer	2007	$ 187,505	-0-	-0-	$66,927	-0-	-0-	-0-	$254,432
Andrew R. McKinnon	2008	$ 206,250	-0-	18,750	$ 3,901	-0-	-0-	-0-	$225,000
Chief Executive Officer	2007	$ 168,750	$160,000	-0-	$64,806	-0-	-0-	-0-	$393,556

———————

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

(4)

Includes commissions of $17,590.

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

All of the outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2008 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2008.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive: Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
James F. gordon (1)	100,000	(1)	0	0	$0.10	11/29/2010	0	0	0	0
	100,000	(2)	0	0	$0.10	11/29/2011	0	0	0	0
	375,000	(3)	0	0	$0.10	03/31/2012	0	0	0	0
John L. Waddell, Jr. (1)	100,000	(1)	0	0	$0.10	11/29/2010	0	0	0	0
	100,000	(2)	0	0	$0.10	11/29/2011	0	0	0	0
	300,000	(3)	0	0	$0.10	03/31/2012	0	0	0	0
Andrew McKinnon	375,000	(1)	0	0	$0.10	03/31/2012	0	0	0	0

———————

(1)

Options vested 50,000 on November 30, 2005 and 50,000 on November 30, 2006.

(2)

Options vested 50,000 on November 8, 2006 and 50,000 on November 8, 2007.

(3)

All options vested on April 1, 2007.

Employment Agreements

The Company entered into employment agreements with its corporate officers effective April 1, 2007. These agreements committed the Company to combined salaries of $950,000 and granted 1,450,000 options as signing bonuses. One officer also received a cash signing bonus in the amount of $160,000. The employment agreements also contain provisions for the grant of options to purchase 15,900,000 shares as performance bonuses based on certain sales volumes. On November 9, 2007, our executives agreed to amend their employment agreements to cancel 10,600,000 (equivalent to two-thirds) of the performance based option incentives to reduce the potential dilution to our shareholders. Effective December 31, 2007, Kevin J. Sharpe voluntarily terminated his employment contract due to visa issues. Also effective February 1, 2008, James F. Gordon, John L. Waddell, Jr. and Michael J. Gordon, each agreed to reduce their monthly salaries to approximately $8,000 per month in exchange for the right to receive sales commissions. Mr. Waddell’s contract was voluntarily terminated on November 25, 2008 when Mr. Waddell announced his retirement. Each agreement is identical to the other, except in terms of compensation. In December 2008, Andrew McKinnon agreed to begin accepting his monthly fee of $18,750 in restricted common stock based upon the market value of the Company’s Common Stock with a Floor Price of $.10 per share as more fully described under Item 7. The following summarizes the employment agreements of Messrs. McKinnon, J. Gordon, and M. Gordon prior to the amendments noted above. For purposes of the employment agreement, all references to “cause,” “change in control”, “employment period”, “good reason” and “notice of termination” are as defined in the employment agreements.

•

Term-Each agreement is for a term of three years, expiring March 31, 2010 (except Andrew McKinnon’s which is a term of two years expiring March 31, 2009) and is automatically renewed each first day of April for successive one-year terms unless the Company or Executive delivers written notice to the other party at least sixty (60) days preceding the expiration of the initial term or any one-year extension date of the intention not to extend the term of this Agreement.

•

Position-James F. Gordon is currently employed as President and Director of Blast Mitigation Receptacles, Andrew McKinnon as Chief Executive and Chief Operating Officer, and Michael J. Gordon as Chief Financial Officer.

•

Compensation-For services rendered by Executive, and upon the condition that Executive fully and faithfully perform all of his duties and obligations set forth herein, Executive shall be compensated for his services as follows:

(i)

Executive shall receive his annual Base Salary. “Base Salary” means: $225,000 for each of Andrew McKinnon and James Gordon, and $150,000 for Michael Gordon. Effective February 1, 2008, James F. Gordon and Michael J. Gordon, each verbally agreed to reduce his monthly salary to approximately $8,000 per month in exchange for the right to receive sales commissions. These sales commissions per person for James F. Gordon and Michael J. Gordon can range from 1% to 10% of sales based upon the type of product sold and the dollar amount sold of each product. The commissions on the first $1,000,000 and each increment of $1,000,000 thereafter shall decrease from the highest percentage amount to the lowest percentage amount until a fixed amount of commission is paid for sales in excess of $5,000,000 per type of product. Sales of our BlastGard Barrier System carry the highest commission with us obligated to pay J. Gordon 10% on the first $1,000,000 in sales, 8% on the second $1,000,000 of sales, 6% on the third $1,000,000 of sales, 4% on the fourth $1,000,000 of sales and 2% on the fifth $1,000,000 or greater amount of sales. M. Gordon would receive one-half of the commissions paid to J. Gordon.

(ii)

Each Executive received a signing bonus of stock options granted on April 1, 2007 at $.45 per share (exercise price was subsequently reduced to $0.10 per share). James Gordon and Andrew McKinnon each received 375,000 options, Jack Waddell received

300,000 options and Michael Gordon received 200,000 options. All options were fully vested on July 31, 2007. Mr. McKinnon also received a cash signing bonus of $160,000.

(iii)

Each Executive was eligible to receive performance bonuses payable in cash and options at $.45 per share (which exercise price was subsequently reduced to $0.10 per share) based upon hitting sales targets in the first, second and third (except Andrew McKinnon who was eligible for bonuses in each year of his two year contract) 12-month periods of the agreement. In the event we achieve $5,000,000 in sales, Andrew McKinnon and James Gordon will each receive $50,000 in cash and 375,000 options, increasing to $150,000 in cash and 750,000 options in the event we achieve $10,000,000 in sales, and increasing to $300,000 in cash and 1,500,000 options in the event we achieve $20,000,000 in sale; in the event we achieve $5,000,000 in sales, Michael Gordon will receive $37,500 in cash and 200,000 options, increasing to $75,000 in cash and 400,000 options in the event we achieve $10,000,000 in sales and increasing to $125,000 in cash and 800,000 options in the event we achieve $20,000,000 in sales. All bonuses shall be paid within 90 days of any sales target being achieved. Effective November 2007, each executive voluntarily agreed to forfeit two-thirds of all performance based options described above that may be earned by each respective executive officer in the future.

(iv)

In the event of termination without cause, James Gordon, Andrew McKinnon, and Michael Gordon would receive a lump sum termination payment of $450,000, $450,000, and $300,000, respectively.

(iv)

Each Executive shall be entitled to indemnification with respect to matters relating to Executive’s services as an officer and/or director of the Company.

•

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

DIRECTOR COMPENSATION

Compensation

Prior to May 2007, no cash compensation has been paid to our Directors for any service provided as a Director. Directors may be reimbursed for all reasonable expenses incurred by them in conducting our business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage. On May 11, 2007, the non-employee directors were authorized by the Board to receive an annual cash fee of $11,000 and quarterly fees of $1,000 for 2007. No cash was paid to the directors during 2008 as compensation.

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

Restricted Stock

During 2008, the Company did not issue shares of Common Stock to its directors in consideration of their services as directors, However, on December 31, 2008, the Board authorized the issuance of 187,500 shares of our Common Stock to Andrew McKinnon in lieu of his December salary of $18,750.

Summary of Director Compensation for 2008

The following table shows the overall compensation earned for the 2008 fiscal year with respect to each non-employee and non-executive director as of December 31, 2008.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Joel Gold, Director	$0	0	0	0	0	-0-	$0

2005 Employee and Consulting Compensation Plan

On November 30, 2005, we established an Employee Benefit and Consulting Compensation Plan (the “2005 Plan”) covering 5,000,000 shares. Since stockholder approval of the 2005 Plan will not be obtained by November 30, 2006, then no Incentive Stock Options may be granted after that date under the 2005 Plan. As of March 31, 2009, there were non-statutory stock options to purchase 4,186,667 shares outstanding under the 2005 Plan.

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

Awards

To date, no options to purchase common shares have been exercised under the 2005 Plan. Unless sooner terminated, the 2005 Plan will expire on November 30, 2015 and no awards may be granted after that date. It is not possible to predict the individuals who will receive future awards under the 2005 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2008 on the known benefits provided to certain persons and group of persons under the 2005 Plan (exclusive of options that terminated on December 31, 2008).

	Number of Shares subject to Options	Average exercise price ($) per Share	Value of unexercised options at December 31, 2008 (1)
Andrew R. McKinnon, Chief Operating Officer	375,000	0.10	-0-
James F. Gordon, Chief Executive Officer	575,000	0.10	-0-
John L. Waddell, Jr., President	500,000	0.10	-0-
Kevin J. Sharpe, Consultant	400,000	0.10	-0-
Michael J. Gordon, Chief Financial Officer, Vice President	400,000	0.10	-0-
Five Executive Officers as a group	2,250,000	0.10	-0-
Non-employee Directors	1,050,000	0.10	-0-
Non-Executive Officer Employees and Consultants	120,000	0.10	-0-

———————

(1)

Value is calculated by multiplying (a) the difference between the market value per share at December 31, 2008 (based upon a last sales price of $.02 per share) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

Item 12.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2009 by all of our officers and directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage Outstanding (2)
James F. Gordon (3)	4,933,400	11.3
Michael J. Gordon (4)	2,185,000	5.0
Joel Gold (5)	1,244,887	2.8
Andrew R. McKinnon (6)	1,125,000	2.6
Includes all of our officers and directors as a group (4 persons) (7)	9,488,287	20.9
John H. Waddell, Jr. (8)	5,450,400	12.5
Robocheyne Consulting Ltd. (9)	6,442,157	13.0
Robert Rose (10)	3,069,712	6.8

———————

(1)

Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BlastGard® International, Inc. at 2451 McMullen Booth Road, Ste., 242, Clearwater, FL 33759.

(2)

Based upon 42,932,478 shares of Common Stock outstanding as of March 31, 2009, plus the amount of shares each person or group has the right to acquire under options, warrants, rights, conversion privileges, or similar obligations.

(3)

Includes options to purchase 575,000 shares of our common stock.

(4)

Includes options to purchase 400,000 shares of our common and 306,000 shares beneficially owned by his children..

(5)

Joel Gold is a director of our Company and he has a dependent son Stephen Gold, who invested $100,000 in our Company in December 2004. Joel Gold directly beneficially owns 254,850 shares of the Company’s Common Stock, which includes 30,000 shares options to purchase 200,000 shares and warrants to purchase 24,850 shares. Mr. Gold’s son beneficially owns a total of 990,037 shares of the Company’s Common Stock, which consists of warrants to purchase 266,669 shares and 577,496 shares issuable upon conversion of Notes in the principal amount of $17,324.87.

(6)

Includes options to purchase 375,000 shares.

(7)

Includes derivative securities to purchase 2,419,015 shares included in notes (3) through (6).

(8)

Includes options to purchase 500,000 shares.

(9)

Includes 4,158,823 shares of Common Stock issuable upon exercise of Warrants.

(10)

Includes 2,236,379 shares of Common Stock issuable upon exercise of Warrants.

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

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of March 31, 2009 and relates to our 2005 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation Plans	4,186,667	$.10	813,333

Item 13.

 Certain Relationships, Related Transactions and Director Independence

During the last three fiscal years ended December 31, 2008, we entered into the following transactions in which our current or former officers and directors had a material interest, exclusive of employment contacts described under Item 11:

(i)

On August 3, 2006, Arnold Burns was granted a five-year Non-Statutory Stock Option to purchase 100,000 shares of the Corporation’s Common Stock at an exercise price of $1.00 per share. The Option granted contains cashless exercise provisions and vested 50% on the date of grant and the remaining 50% vested on August 3, 2007.

(ii) On November 6, 2006, we granted, effective November 8, 2006, five-year Non-Statutory Stock Options to purchase 100,000 shares of our Common Stock at an exercise price of $1.00 per share to each of the following persons: James F. Gordon, John L. Waddell, Jr. (a former director), Kevin J. Sharpe, Michael J. Gordon, Joel Gold and Arnold Burns (a former director). Each of the Options granted to our directors contain cashless exercise provisions and vested 50% on November 8, 2006 and the remaining 50% vested on November 30, 2007. In addition, we granted to members of our securities counsel’s law firm, five year options to purchase an aggregate of 20,000 shares exercisable at $1.00 per share.

(iii)

On November 6, 2006, Ambassador Bremer (a former director) was granted, effective November 8, 2006, a five-year Non-Statutory Stock Option to purchase 100,000 shares of our Common Stock at an exercise price of $1.00 per share. The Option granted contains cashless exercise provisions and vested 50% on November 8, 2006 and the remaining 50% vested on November 8, 2007.

(iv) In addition, on November 6, 2006, Board members Arnold Burns and Ambassador Bremer (a former director) were each granted, effective November 8, 2006, a seven-year Non-Statutory Stock Option to purchase 250,000 shares of our Common Stock at an exercise price of $1.50 per share. The Option granted contains cashless exercise provisions and are fully vested.

(v)

On May 11, 2007, the Board authorized the issuance and sale of 30,000 shares of our Common Stock to each non-employee/non executive in lieu of cash fees totaling $15,000 for 2007. See “Employment Agreements” for a discussion of options granted to each executive officer in April 2007 as a signing bonus for entering into new employment agreements.

(vi)

In November 2007, each of our executive officers agreed to amend their employment contracts to voluntarily waive two-thirds of their potential future entitlement to performance-based options.

 (vii) During the three months ended March 31, 2007, the Company borrowed $97,000 against its $100,000 credit line, which was secured by its Chief Financial Officer. In April 2007, the Company retired this short-term loan.

(viii) During the nine months ended September 30, 2008, the Company borrowed $80,000 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. The credit line was paid in full on October 17, 2008.

(ix) On October 17, 2008, the Board of Directors agreed to reduce the exercise price on all the options (which varied in exercise prices from $.45 to $2.00 per share) to $.10 per share for all options granted to active consultants, legal, board members and management.

(x) During the fourth quarter of 2008, the Company borrowed $95,000 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. The credit line was paid in full on January 9, 2009.

(xi)

In December 2008, we eliminated our satellite offices located in Houston, Texas and Toronto, Canada. In connection with the Toronto satellite office, we eliminated company office rent of an aggregate of approximately $1,200 per month.

Other Transactions

December 2004 Debt

In December 2004, we raised $1,420,000 from five investors in a convertible debt financing, and issued to the investors, secured convertible notes due October 31, 2007 and common stock purchase warrants.

The notes each bear an interest rate of 8% per annum. Aggregate monthly payments of 1.2% of the principal amount were due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount were scheduled for payment commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount were scheduled for payment commencing November 1, 2006 through October 31, 2007. Payments are applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007. In June 2006, the holders of the December 2004 debt agreed to modify their rights to receive interest only from June 1, 2006 through May 31, 2007 and thereafter to resume the original payment schedule from June 1, 2007 through the due date of their notes on October 31, 2007. The note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of our common stock at as adjusted conversion price of $.75 per share, subject to further adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. On March 16, 2006, the exercise price of the notes was originally reduced from $1.50 per share to $1.00 per share as we failed to achieve gross revenues of at least $15 million or net profits of at least $1 million for the year ended December 31, 2005. On June 22, 2006, the conversion price was reduced to $.75 per share and on April 20, 2007, the conversion price was reduced to $.30 per share. Subsequently, the notes by agreement became convertible based upon market price with a floor of $.10 per share and a ceiling of $.25 per share. Currently, these notes have an extended due date of November 30, 2009 and are convertible at $.03 per share.

The following table sets forth, with respect to each holder of December 2004 debt, the amount due under the convertible promissory note as of March 31, 2009.

INVESTOR	PRINCIPAL AMOUNT CONVERTIBLENOTE
AlphaCapital Aktiengesellschaft	$150,166
Steven Gold	$17,324
Asher Brand	$3,463
TRW Holdings PTY Limited	$15,240
Robocheyne Consulting Ltd.	$93,098
Stan Bharti	$93,098
TOTAL	$372,389

As described under “Recent Developments” under Item 7, the December 2004 Note holders agreed in March 2009 to extend the expiration date of their Notes to November 30, 2009 in consideration of Class G Warrants to purchase 1,800,000 shares exercisable at $.03 per share through June 22, 2011. In the same agreement, the Note holders assigned their 1,800,000 warrants plus 50% of the principal of their Notes in equal amounts to Robocheyne Consulting Ltd. and Stan Bharti.

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

In April 2007, the then holders of the June 2006 Debt agreed to waive their right of first refusal in connection with our then completed offerings in exchange for 150,000 restricted shares of Common Stock with “piggyback” registration rights contemporaneously with their entering into the April 2007 Agreement.

Source Capital Group, Inc. acted as a finder in connection with this transaction. Source Capital was paid 25,000 shares of restricted common stock, a cash fee of $72,000, which represents 6% of the gross proceeds and a 6% fee of each class of warrants issued in connection with the June 2006 debt financing, which warrants were issued by us and not deducted from those issued to any other party. The following table sets forth with respect to each person the number of shares underlying warrants issued to Source Capital and its associated persons as of December 31, 2008.

	NUMBER OF SHARES ISSUABLE UPON EXERCISE OF WARRANTS
INVESTOR	CLASS C	CLASS D	CLASS E	CLASS F
W. Todd Coffin	103,680	103,680	51,840	149,760
William F. Butler	110,160	110,160	55,080	159,120
Gary Sacks	48,600	48,600	24,300	70,200
Source Capital Group	61,560	61,560	30,780	88,920
TOTAL	324,000	324,000	162,000	468,000

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

The term of the agreement is 12 months and automatically renewed for successive one-year terms. The agreement may be terminated by either party at any time, with or without cause, by delivery of written notice of termination by the terminating party to the non-terminating party. The termination date shall be effective 150 days after receipt of said written notice of termination. QuanStar-Bremer shall have the right to be compensated for any transaction initiated by it and consummated within 18 months from the date of termination. This agreement was terminated on April 23, 2008.

Board Members Who Are Deemed Independent

Our board of directors has determined that Joel Gold is an “independent director” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”). See “Audit Committee” regarding the definition of an “independent director.”

Item 14.

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

4.10	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Exhibit 99.2 contained in our Form 8-K filed June 23, 2006.)

4.11	Form of Registration Rights Agreement (Incorporated by reference to the Registrant’s Exhibit 99.3 contained in our Form 8-K filed June 23, 2006.)

4.12	Form of Security Agreement. (Incorporated by reference to the Registrant’s Exhibit 99.4 contained in our Form 8-K filed June 23, 2006.)

4.13	Form of Subsidiary Guarantee (Incorporated by reference to the Registrant’s Exhibit 99.5 contained in our Form 8-K filed June 23, 2006.)

Exhibit No.	Description
4.14	Form of Debenture (Incorporated by reference to the Registrant’s Exhibit 99.8 contained in our Form 8-K filed June 23, 2006.)

4.15	Form of Warrant (Incorporated by reference to the Registrant’s Exhibit 99.9 contained in our Form 8-K filed June 23, 2006.)

4.16	Form of SPA Disclosure (Incorporated by reference to the Registrant’s Exhibit 99.10 contained in our Form 8-K filed June 23, 2006.)

4.17	Form of Security Agreement Disclosure Schedule (Incorporated by reference to the Registrant’s Exhibit 99.11 contained in our Form 8-K filed June 23, 2006.)

4.18	Form of Subsidiary Guarantee Disclosure Schedule (Incorporated by reference to the Registrant’s Exhibit 99.12 contained in our Form 8-K filed June 23, 2006.)

4.19	Form of Class G Warrant.*

10.1	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.2	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.3	Employment Agreement with John L. Waddell, Jr. dated January 31, 2004. (Incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

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

10.6	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.7	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006).

10.8	Form of Amended and Restated Second Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 99.7 contained in our Form 8-K filed June 23, 2006.)

10.9	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.14 contained in our Form 8-K filed June 23, 2006.)

10.13	Form of Third Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.25 contained in our Registration Statement, file no. 333-135815.)

10.14	Amendment Agreement dated September 15, 2006 to Exhibit 4.11 (Incorporated by reference to Exhibit 10.18 contained in our Form 10-QSB for the quarter ended September 30, 2006).

Exhibit No.	Description
10.15	Waiver Agreement, dated April 18, 2007. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 25, 2007.)

10.16	Fourth Waiver and Modification Agreement, dated March 20, 2007. (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on April 25, 2007.)

10.17	Management Committee Charter, dated March 23, 2007. (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on April 25, 2007.)

10.18	Employment Agreement for John L. Waddell, Jr., dated April 1, 2007. (Incorporated by reference to Exhibit 10.4 of our Form 8-K filed with the SEC on April 25, 2007.)

10.19	Employment Agreement for James F. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the SEC on April 25, 2007.)

10.20	Employment Agreement for Andrew McKinnon dated April 1, 2007. (Incorporated by reference to Exhibit 10.32 contained in our Form 10-QSB for the quarter ended March 31, 2007.)

10.21	Employment Agreement for Kevin J. Sharpe, dated April 1, 2007. (Incorporated by reference to Exhibit 10.7 of our Form 8-K filed with the SEC on April 25, 2007.)

10.22	Employment Agreement for Michael J. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.9 of our Form 8-K filed with the SEC on April 25, 2007.)

10.23	Source Capital March 9, 2007 and April 12, 2007 Waiver Agreements (Incorporated by reference to Exhibit 10.10 of our Form 8-K filed with the SEC on April 25, 2007.)

10.24	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).1

10.25	Fifth Waiver and Modification Agreement with Senior Lenders dated March 20, 2008*

10.26	Waiver Agreement with 2006 Lenders dated as of March 20, 2008*

10.27	Assignment and Modification of Secured Promissory Notes dated March 2009.*

21.1	Subsidiaries of Registrant*

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

99.2	Press Release – 2008 Results of Operations*

______________  * Filed herewith.

Item 14.

 Principal Accountant Fees and Services

The consolidated financial statements of BlastGard International, Inc. as of, and for the years ended, December 31, 2008 and 2007, appearing in this Form 10-KSB, have been audited by Cordovano and Honeck, LLP, an independent registered public accounting firm, as stated in their report thereon, and are included in reliance upon such reports given on the authority of such firm as experts in accounting and auditing.

Audit Fees

The aggregate fees billed for professional services rendered by Cordovano and Honeck, LLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2008 and 2007 were $23,502.92 and $28,761, respectively.

Audit-Related Fees

There were no other fees billed by Cordovano & Honeck, LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no tax related fees billed by Cordovano & Honeck LLP during 2008 or 2007.

All Other Fees

There were no other fees billed by Cordovano & Honeck, LLC during the last two fiscal years for products and services provided by Cordovano & Honeck, LLC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLASTGARD® INTERNATIONAL, INC.
Dated:	April 14, 2009

		By:	/s/ ANDREW MCKINNON
Andrew McKinnon
Chief Executive and Chief Operating Officer

Dated:	April 14, 2009	By:	/s/ MICHAEL J. GORDON
Michael J. Gordon
Chief Financial Officer, Principal Accounting Officer and Vice President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	April 14, 2009	By:	/s/ ANDREW MCKINNON
Andrew R. McKinnon
Chief Executive Officer and Director

Dated:	April 14, 2009	By:	/s/ JAMES F. GORDON
James F. Gordon
Chairman of the Board and Director of Blast Mitigating Receptacles

Dated:	April 14, 2009	By:	/s/ MICHAEL J. GORDON
Michael J. Gordon
Director, Vice President, Chief Financial Officer and Principal Accounting Officer

Dated:	April 14, 2009	By:	/s/ JOEL GOLD
Joel Gold
Director