Form 10-Q
period 2009-03-31
BLASTGARD INTERNATIONAL INC
filed 2009-05-15
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(March One)

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
OR

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

2451 McMullen Booth Road, Suite 242, Clearwater, Florida 33759-1362

(Address of principal executive offices)

(727) 592-9400

(issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes ☐   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2009 the issuer had 46,119,978 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.

INDEX

PAGE
PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

3

Condensed balance sheets, March 31, 2009 (unaudited) and December 31, 2008

3

Condensed statements of operations, for the three months ended March 31, 2009
(unaudited) and 2008

4

Condensed statement of changes in stockholders’ equity for the year ended
December 31, 2008 and three months ended March 31, 2009 (unaudited)

5

Condensed statements of cash flows for the three months ended March 31, 2009
(unaudited) and 2008

6

Notes to condensed financial statements (unaudited)

7

Item 2.     Management’s Plan of Operation

14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

23

Item 4.     Controls and Procedures

23

PART I1 – OTHER INFORMATION

Item 1.     Legal Proceedings.

24

Item 1A.     Risk Factors

24

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

25

Item 3.     Defaults upon Senior Securities.

25

Item 4.     Submission of Matters to a Vote of Security Holders.

25

Item 5.     Other Information.

25

Item 6.     Exhibits

25

Signatures

26

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

BLASTGARD INTERNATIONAL, INC.

CONDENSED BALANCE SHEET

	March 31, 2009	December 31, 2008
Assets	(unaudited)
Current assets:
Cash	$2,621	$1,477
Receivables:
Trade, net	6,264	267,964
Inventory	80,258	77,893
Prepaid expenses	15,855	17,644
Discount on notes	44,579	—
Total current assets	149,577	364,978

Property and equipment, net	902	1,096
Other assets:
Intangible assets, net	17,979	18,303
Deferred costs	162,384	153,900
Deposits	817	1,096

	$331,659	$539,373

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on convertible notes payable
	$727,389	$727,389
Line of credit	—	82,881
Accounts payable	99,224	84,728
Accrued expenses	50,573	26,355
Short term portion of settlement	62,500	62,500
Due to officer	6,766	—
Total current liabilities	946,452	983,853

Long term portion of settlement payable	62,500	62,500
Total liabilities	1,008,952	1,046,353

Shareholders’ equity
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—	—

Common stock, $.001 par value; 100,000,000 shares authorized, 42,932,478 and 39,786,554 shares issued and outstanding respectively	42,933	42,370
Additional paid-in capital	12,057,414	11,957,148
Retained deficit	(12,777,640)	(12,506,498)
Total shareholder’s equity	(677,293)	(506,980)

	$331,659	$539,373

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenues:
Sales	$12,091	$12,056
Cost of goods sold	6,703	6,954
Gross profit	5,388	5,102

Operating expenses:
General and administrative	258,346	256,099
Research and development	10,818	99,198
Depreciation and amortization	518	287
Total operating expenses	269,682	355,584

Operating loss	(264,294)	(350,482)

Non-operating income/(expense):
Loss on disposal of assets	—	—
Interest income	1	6,431
Other income	1,200
Rental income	—	—
Interest expense
Amortized debt issue costs.	—	—
Amortized debt discount	—	(159,439)
Other	(8,049)	(23,876)

Loss before income taxes	(271,142)	(527,366)
	—	—
Income tax provision	—	—

Net loss	$(271,142)	$(527,366)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	42,557,478	37,061,915

Diluted weighted average common shares outstanding	42,557,478	37,061,915

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE THREE MONTHS ENDED MARCH 31, 2009

			Additional	Prepaid
	Common Stock	Common Stock	Paid in	Services for	Retained
Description	No. of Shares	Par Value	Capital	Stock	Deficit	Total
Balance 12/31/07	39,786,554	39,787	11,644,632	—	(11,012,553)	671,866

Vesting of stock options			—			—
1st Qtr loss					(527,366)	(527,366)
Conversion of debt	269,587	270	29,731			30,001
2nd qtr loss					(387,717)	(387,717)
Conversion of debt	2,126,337	2,125	213,127			215,252
3rd qtr loss					(184,282)	(184,282)
Stock in leiu of salary	187,500	188	18,562			18,750
Stock comp costs of modification of warrants			45,534			45,534
Loss on conversion of debt			5,562			5,562
4th Qtr loss					(394,580)	(394,580)
Balance, 12/31/08	42,369,978	42,370	11,957,148	—	(12,506,498)	(506,980)

Vesting of stock options			—			—
1st Qtr loss					(271,142)	(271,142)
Discount on debt assumed			44,579			44,579
Stock in leiu of salary	562,500	563	55,687			56,250
Conversion of debt		—				—
Balance, 3/31/09	42,932,478	$42,933	$12,057,414	$—	$(12,777,640)	$(677,293)

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(271,142)	$(527,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	518	287
Stock-based compensation	56,250	—
Discount on convertible notes payable	—	159,439
Changes in operating assets and liabilities:
Accounts receivable	261,700	18,823
Inventory	(2,365)	(1,919)
Other operating assets	2,068	22,620
Accounts payable and accruals	38,714	(4,039)
Indebtedness to a related party	6,766	562
Net cash provided by (used) in operating activities	92,509	(331,593)

Cash flows from investing activities:
Payments for deferred costs	(8,484)	(6,278)
Net cash used in investing activities	(8,484)	(6,278)
Cash flow from financing activities:

Net payments on line of credit	(82,881)	—
Payments for debt principal	—	(178,354)
Net cash used in financing activities	(82,881)	(178,354)

Net change in cash	1,144	(516,225)
Cash, beginning of period	1,477	1,384,979

Cash, end of period.	$2,621	$868,754

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,049	$23,876
Income taxes	$—	$—

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)

Basis of Presentation

The Condensed Balance Sheet as of March 31, 2009, the Condensed Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2009 and the Condensed Statements of Operations for the three months ended March 31, 2009 and 2008, and Cash Flows for the three months ended March 31, 2009 and 2008 have been prepared by us without audit. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of March 31, 2009 and results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. The results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2008.

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

	March31,	December 31,
	2009	2008
	(unaudited)
Raw materials	$17,741	$14,525
Work in process	$24,998	$27,816
Finished Goods	$37,519	$35,552

TOTAL	$80,258	$77,893

(2)

Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at March 31, 2009:

$500,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	$150,167

$93,096 convertible promissory note (1/4 of
previous outstanding notes) issued December
2, 2004, due November 30, 2009, 8% interest
Net of unamortized discount of $22,290	63,790

$93,096 convertible promissory note (1/4 of
previous outstanding notes) issued December
2, 2004, due November 30, 2009, 8% interest
Net of unamortized discount of $22,289	63,790

$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	17,325
$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	15,241
$10,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	3,464
313,777

Less: current maturities	(313,777)
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

Detachable common stock warrants issued with 2004 convertible promissory notes

As of March 31, 2009, the Company issued 1,800,000 warrants to new investors who assumed one half of the 2004 debt from the existing holders. The Company used the Black-scholes model to estimate the value of these warrants at $58,612. The assumptions used to value the warrants are as follows:

Risk-free interest rate	1.0%
Dividend yield	0.00%
Volatility factor	194.26%
Weighted average expected life	1.61 years

The relative fair value of these warrants was calculated at $44,579. This relative fair value was recorded as a discount to the assumed debt and will be amortized to interest over the remaining life of the loans. The relative fair value of previously issued detachable warrants associated with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount was amortized over the original life of the debt.

At March 31, 2009, there were 7,019,505 warrants outstanding and exercisable associated with this debt. These warrants were valued at $158,094.

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

The Company’s subordinated, convertible promissory notes payable consist of the following at March 31, 2009:

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

Carrying value of subordinated, convertible notes payable

The conversion of the subordinated, convertible notes payable was fixed at $0.30 per share of the Company’s common stock. Pursuant to SFAS 133, options embedded in contracts containing the price of a specific equity instrument are not clearly and closely related to an investment in an interest-bearing note and the embedded derivative must be separated from the host contract. At March 31, 2009, $355,000 in principal of the subordinated convertible notes was still outstanding as were a portion of the warrants. See “Note 1.”  As a result, the Company bifurcated the option resulting from the conversion feature and classified it as a derivative liability pursuant to SFAS 133.  The derivative expired with the original debt.

The following table presents the allocation of proceeds from the financing and the subsequent revaluation of the warrants and derivative liability.

Principal balance of the notes	$ 1,200,000
Less debt discounts:
Fair value of warrants	(768,000)
Fair value of conversion option	(432,000)
Plus amortization of discounts to December 31, 2007	552,490
Less the conversion of debt	(795,000)
Plus the revaluation of discount and conversion option	494,676
Plus amortization of discounts in 2008	152,834
Principal payment in 2008	(50,000)
Carrying value at March 31, 2009	$ 355,000

Detachable common stock warrants issued with subordinated convertible promissory notes

The warrants are detachable and are valued separately from the convertible notes payable. Therefore, the total fair value of the warrants, $1,200,000, was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. Changes to the value of the warrants are also charged to additional paid-in-capital and discount on convertible notes payable. The remaining discount was amortized over the life of the debt. At March 31, 2009 there were 10,285,949 warrants outstanding and exercisable associated with this debt. These warrants were valued at $196,103.

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

Share-based payment

During the three months ended March 31, 2009, the Company issued 562,500 shares of common stock in lieu of salary for an officer. The company recognized $56,250 in share based compensation from this transaction.

All options were issued and vested before 2009. No additional compensation expense was recognized during 2009. The following table represents stock option activity as of and for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2008	5,578,334	$.13	2.9 years	1,751,167
Granted	—
Exercised	—
Forfeited/expired/cancelled	(1,391,667)	.27

Options Outstanding – March 31, 2009	4,186,667	$0.10	2.9 years	1,505033

Outstanding Exercisable – December 31, 2008	3,545,000	$0.10	2.9 years	1,405,500
Outstanding Exercisable – March 31, 2009	3,420,000	$0.10	2.9 years	1,374,700

(5)

Line of Credit

During the three months ended March 31, 2009, the Company paid off the $82,881 balance against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. Subsequently, the Company has drawn down approximately $85,000 of this line of credit as of May 12, 2009.

(6)

Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, no income tax benefit or expanse has been presented.

(7)

Commitments and Contingencies

Office Lease

The Company entered into a new lease agreement in July 2008 for office space in Clearwater Florida. Rental payments under the lease are $300 per month on a month to month basis with a discount for early payment. The Company closed its sales office space in Orangeville, Ontario in November 2008. Rent expense for March 31, 2009 and 2008 were $915 and $7,050, respectively.

Litigation

No current pending litigation.

(8)

Inventory

The Company’s manufacturing is sub-contracted to a BlastGard-licensed and qualified production facility. This method facilitates customer interaction in design, quality and distribution to affect the greatest level of satisfaction and usefulness of the BlastWrap® product. Our inventory is made up of raw materials, work in progress and finished goods. Out inventory is maintained at our manufacturing facilities.

	March31,	December 31,
	2009	2008
	(unaudited)
Raw materials	$17,741	$14,525
Work in process	$24,998	$27,816
Finished Goods	$37,519	$35,552

TOTAL	$80,258	$77,893

(9)

Subsequent events

The Board of Directors approved the issuance of 3,000,000 restricted shares of Common Stock of the Company at a purchase price of $.03 per share ($90,000 in the aggregate). Mr. McKinnon, the Company’s CEO, purchased the shares via a Subscription Agreement.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2009, have been included.

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

BlastGard Technologies was formed on September 26, 2003, and was a development stage company. BTI acquired its only significant asset, a patent application for BlastWrap®, in January 2004, from co-inventors John L. Waddell, Jr., our former Chief Operating Officer and President, and James F. Gordon, our Chairman and President, who assigned the patent to BlastGard Technologies in consideration of the consummation of the Reorganization Agreement. For accounting purposes, we assigned no monetary value to the patent application that was assigned to BlastGard Technologies. Our current management team, which was the management team of BlastGard Technologies prior to the reorganization, had operated a corporation called BlastGard, Inc., which was dissolved in 2004. BlastGard, Inc. had a license from a third-party to certain technology which is different from the technology owned by BlastGard Technologies.

Pursuant to the Reorganization Agreement, BlastGard Technologies became a wholly-owned subsidiary of our company. However, for accounting purposes, the acquisition was treated as a recapitalization of BlastGard Technologies, with our company the legal surviving entity.

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from AmTrak, the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC Transit, major airport and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. A major U.S. airport ordered 156 BlastGard MTR Blast Mitigated Receptacles, which order resulted in gross revenues to the Company of over $700,000. On January 7, 2009, the Company’s accounts receivable balance of $255,800 out of $267,964 at December 31, 2008 was paid in full from a major U.S. airport from the sale of its Blast Mitigating trash receptacles. For the quarter ended March 31, 2009, we recognized sales of $12,091 and a gross profit of $5,388. For the three months ended March 31, 2008, we recognized sales of $12,056 and a gross profit of $5,102.

For the quarter ended March 31, 2009, our overall operating and non operating expenses dropped significantly from the prior year due to a reduction in research and development costs of $10,818 and amortized debt discount of $0.00 for the three months ended March 31, 2009 compared to $99,198 and $159,439 respectively for the three months ended March 31, 2008. In November 2008, we took measures to reduce our monthly operating costs from approximately $110,000 per month to an estimated $50,000 per month. See “Recent Developments.”

Our net loss for the quarter ended March 31, 2009 was $(271,142) as compared to $(527,366) for the comparable period of the prior year. The decreases in net loss are due to a decrease in operating and non-operating expenses.

BlastGard’s products are being tested (or have recently been tested) and evaluated by many military and defense contractors and commercial companies in the United States and abroad as described under Business Prospects. As we experience anticipated growth and expansion of our operations, we will experience an increase in operating expenses and costs of doing business.

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

Foti Fireworks, Australia's Premiere Pyrotechnic Company has ordered our BlastWrap for testing, which will be shipped out in May 2009. Foti ships 20 million cases of fireworks per year. It is anticipated that the implementation of BlastWrap will reduce their shipping and insurance costs dramatically.

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

Liquidity and Capital Resources.

At March 31, 2009, we had cash of $2,621, working capital of $(796,875), an accumulated deficit of $(12,777,640) and shareholder equity of $(677,293).

For the three months ended March 31, 2009, net cash provided by operating activities was $92,509 primarily due to our net loss of $(271,142), partially offset by the receipt of $261,700 in accounts receivable. During the three months ended March 31, 2009, we used cash in investing activities for payment of deferred costs of $(8,484). During the three months ended March 31, 2009, we used cash in financing activities of $(82,881) for net payments on our credit line. For the quarter ending March 31, 2008, net cash used in operating activities was $(331,593) primarily due to our net loss of $(527,366), partially offset by a $159,439 discount on convertible notes payable. During the quarter ended March 31, 2008, we used cash in investing activities for payment of deferred costs of $(6,278).

At March 31, 2009, we had cash of $2,621. As of May 15, 2009, we had cash of approximately $2,213 and we owed approximately $373,000 in principal and $0 in accrued interest to the holders of our December 2004 Debt. As described below, we recently issued Class G Warrants to purchase 1,800,000 shares of the Company to a third party to purchase one-half of the principal amount of the Notes from the December 2004 Note Holders and extend the due date of the Notes through November 30, 2009.

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

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital from the sale of equity and/or debt securities. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company is attempting to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the receipt of product licensing fees. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern. Further, we can provide no assurances that a mutually acceptable licensing agreement will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 1 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

To date, we have relied on management’s ability to raise capital through equity private placement financings to fund our operations. We estimate that we will require between $1.0 million and $1.5 million in additional financing and cash flow from operations to support our operations and to meet our debt obligations as they become due and payable over the next 15 months of operations. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

Recent Developments

On October 17, 2008, in order to reduce the Company’s monthly expenses, the Board and its Chief Executive Officer, Andrew McKinnon, agreed to pay Mr. McKinnon his monthly salary, effective December 1, 2008, pursuant to his employment contract in BlastGard common stock based on a 15% discount to the fair market value of the Company’s Common Stock based on the ten preceding trading days prior to the conversion date. The fair market value of the Company’s Common Stock is defined as the average of the closing sales price of the Company’s Common Stock on the OTC Electronic Bulletin Board for the ten trading days proceeding the last day of each month (conversion date of the monthly salary). The salary conversion shall not at any time be convertible at a conversion price below $.10 per share (the “Floor Price”). Between December 2008 and March 31, 2009, the Company issued Mr. McKinnon 187,500 shares per month of restricted Common Stock per month based upon the Floor Price of $.10 per share for a total of 750,000 shares.

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

During the Warrant Reduction Period, the Company cancelled Class A, C, D, E and F Warrants totaling the rights to purchase 11,000,334 shares of the Company’s Common stock and issued an equal number of Class G Warrants in exchange thereof. Currently, the Company has outstanding the following Warrants:

Class of Warrant	Number of Warrants Outstanding
Undefined	150,000
Class A	—
Class C	1,921,500
Class D	324,000
Class E	162,000
Class F	2,097,620
Class G	12,800,334

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

Other Recent Financings

December 2004 Debt Financing

In December 2004, we raised $1,420,000 from five investors in a convertible debt financing, and issued to the investor’s secured convertible notes due October 31, 2007 and common stock purchase warrants. The notes each bear an interest rate of 8% per annum. Aggregate monthly payments of 1.2% of the principal amount were due commencing November 1, 2005 through April 30, 2006, then aggregate monthly payments of 3% of the principal amount were scheduled for payment commencing May 1, 2006 through October 31, 2006, and then aggregate monthly payments of 6% of the principal amount were scheduled for payment commencing November 1, 2006 through October 31, 2007. Payments are applied first to accrued interest and then to principal. The balance of the unpaid principal and any unpaid interest is due on October 31, 2007. In June 2006, the holders of the December 2004 debt agreed to modify their rights to receive interest only from June 1, 2006 through May 31, 2007 and thereafter to resume the original payment schedule from June 1, 2007 through the due date of their notes on October 31, 2007. The note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of our common stock at as adjusted conversion price of $.75 per share, subject to further adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. On March 16, 2006, the exercise price of the notes was originally reduced from $1.50 per share to $1.00 per share as we failed to achieve gross revenues of at least $15 million or net profits of at least $1 million for the year ended December 31, 2005 and on June 22, 2006, the conversion price was reduced to $.75 per share. On April 20, 2007, the conversion price of the notes was reduced to $.30 per share and in March 2009, the conversion price was reduced to $.03 per share.

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

Recently Issued Accounting Pronouncements

During the past two years, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, SFAS No. 156, SFAS No. 157 and SFAS No. 159 and FIN 48 which are described in Note 1, “Recent Accounting Pronouncements” of the Notes to Financial Statements contained in our latest annual report on Form 10-K filed with the Security and Exchange commission on April 14, 2009. Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

From January 2009 to March 31, 2009, we had no sales or issuances of unregistered securities, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

March 2009	Class G Common Stock Purchase Warrants	1,800,000	Debt extension; no commissions paid	Section 4(2)	Warrants expire June 22, 2011 and are exercisable at $.03 per share

March 2009	Class G Common Stock Purchase Warrants	11,000,334	Warrant exchange	Section3(a)(9); Exchange of securities of the same issuer without any commissions being paid.	Warrants expire June 22, 2011 and are exercisable at $.03 per share

(b)

Rule 463 of the Securities Act is not applicable to the Company.

(c)

In the nine months ended March 31, 2009, there were no repurchases by the Company of its Common Stock.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits

Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.
31.1	Rule 13a-14(a) Certification – Chief Executive Officer *
31.2	Rule 13a-14(a) Certification – Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer *
32.2	Section 1350 Certification – Chief Financial Officer *
99.1	Press Release, First Quarter Results*

———————

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: May 15, 2009	By:	/s/ Andrew McKinnon
James F. Gordon, Chief Executive and Chief Operating Officer

Dated: May 15, 2009	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Financial Officer,
Principal Accounting Officer and Vice President

26