Form 10-Q/A
period 2009-03-31
BLASTGARD INTERNATIONAL INC
filed 2009-05-21
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

———————

(Mark One)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2009 the issuer had 46,119,978 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

EXPLANATORY NOTE

This Form 10-Q/A is being filed to correct errors contained in the balance sheet of the originally reported Form 10-Q for the quarter ended March 31, 2009

BLASTGARD INTERNATIONAL, INC.

INDEX

PAGE
PART 1 – FINANCIAL INFORMATION

Item 1.     Financial Statements

1

Condensed balance sheets, March 31, 2009 (unaudited) and December 31, 2008

1

Condensed statements of operations, for the three months ended March 31, 2009
(unaudited) and 2008

2

Condensed statement of changes in stockholders’ equity for the year ended
December 31, 2008 and three months ended March 31, 2009 (unaudited)

3

Condensed statements of cash flows for the three months ended March 31, 2009
(unaudited) and 2008

4

Notes to condensed financial statements (unaudited)

5

Item 2.     Management’s Plan of Operation

11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

20

Item 4.     Controls and Procedures

21

PART I1 – OTHER INFORMATION

Item 1.     Legal Proceedings.

22

Item 1A.     Risk Factors

22

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

23

Item 3.     Defaults upon Senior Securities.

23

Item 4.     Submission of Matters to a Vote of Security Holders.

23

Item 5.     Other Information.

23

Item 6.     Exhibits

23

Signatures

24

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

BLASTGARD INTERNATIONAL, INC.

CONDENSED BALANCE SHEET

	March 31, 2009	December 31, 2008
Assets	(unaudited)
Current assets:
Cash	$2,621	$1,477
Receivables:
Trade, net	6,264	267,964
Inventory	80,258	77,893
Prepaid expenses	15,855	17,644
Total current assets	104,998	364,978

Property and equipment, net	902	1,096
Other assets:
Intangible assets, net	17,979	18,303
Deferred costs	162,384	153,900
Deposits	817	1,096

	$287,080	$539,373

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on convertible notes payable, net of
unamortized discount of $44,579 and $0 respectively	$682,810	$727,389
Line of credit	—	82,881
Accounts payable	99,224	84,728
Accrued expenses	113,073	88,855
Due to officer	6,766	—
Total current liabilities	901,873	983,853

Long term portion of settlement payable	62,500	62,500
Total liabilities	964,373	1,046,353

Shareholders’ equity
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—	—

Common stock, $.001 par value; 100,000,000 shares authorized, 42,932,478 and 39,786,554 shares issued and outstanding respectively	42,933	42,370
Additional paid-in capital	12,057,414	11,957,148
Retained deficit	(12,777,640)	(12,506,498)
Total shareholder’s equity	(677,293)	(506,980)

	$287,080	$539,373

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenues:
Sales	$12,091	$12,056
Cost of goods sold	6,703	6,954
Gross profit	5,388	5,102

Operating expenses:
General and administrative	258,346	256,099
Research and development	10,818	99,198
Depreciation and amortization	518	287
Total operating expenses	269,682	355,584

Operating loss	(264,294)	(350,482)

Non-operating income/(expense):
Interest income	1	6,431
Other income	1,200
Interest expense
Amortized debt issue costs.	—	—
Amortized debt discount	—	(159,439)
Other	(8,049)	(23,876)

Loss before income taxes	(271,142)	(527,366)
	—	—
Income tax provision	—	—

Net loss	$(271,142)	$(527,366)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	42,557,478	37,061,915

Diluted weighted average common shares outstanding	42,557,478	37,061,915

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE THREE MONTHS ENDED MARCH 31, 2009

			Additional	Prepaid
	Common Stock	Common Stock	Paid in	Services for	Retained
Description	No. of Shares	Par Value	Capital	Stock	Deficit	Total
Balance 12/31/07	39,786,554	39,787	11,644,632	—	(11,012,553)	671,866

Vesting of stock options			—			—
1st Qtr loss					(527,366)	(527,366)
Conversion of debt	269,587	270	29,731			30,001
2nd qtr loss					(387,717)	(387,717)
Conversion of debt	2,126,337	2,125	213,127			215,252
3rd qtr loss					(184,282)	(184,282)
Stock in lieu of salary	187,500	188	18,562			18,750
Stock comp costs of modification of warrants			45,534			45,534
Loss on conversion of debt			5,562			5,562
4th Qtr loss					(394,580)	(394,580)
Balance, 12/31/08	42,369,978	42,370	11,957,148	—	(12,506,498)	(506,980)

Vesting of stock options			—			—
1st Qtr loss					(271,142)	(271,142)
Discount on debt assumed			44,579			44,579
Stock in lieu of salary	562,500	563	55,687			56,250
Conversion of debt		—				—
Balance, 3/31/09	42,932,478	$42,933	$12,057,414	$—	$(12,777,640)	$(677,293)

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
$––

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

The following table presents the allocation of proceeds from the financing and the subsequent revaluation of the warrants and derivative liability.

Principal balance of the notes	$1,200,000
Less debt discounts:
Fair value of warrants	(768,000)
Fair value of conversion option	(432,000)
Plus amortization of discounts to December 31, 2007	552,490
Less the conversion of debt	(795,000)
Plus the revaluation of discount and conversion option	494,676
Plus amortization of discounts in 2008	152,834
Principal payment in 2008	(50,000)
Carrying value at March 31, 2009	$355,000

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q/A. Except for the historical information contained herein, the discussion in this Form 10-Q/A contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q/A should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.

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

BLASTGARD INTERNATIONAL, INC.

Dated: May 21, 2009	By:	/s/ ANDREW MCKINNON
James F. Gordon, Chief Executive and Chief Operating Officer

Dated: May 21, 2009	By:	/s/ MICHAEL J. GORDON
Michael J. Gordon, Chief Financial Officer,
Principal Accounting Officer and Vice President

24