Form 10-Q
period 2009-06-30
BLASTGARD INTERNATIONAL INC
filed 2009-08-14
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2009
OR

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2009 the issuer had 49,898,642 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.

FORM 10-Q

1st QUARTER

INDEX

Page

PART 1 - FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Condensed Balance Sheets, June 30, 2009 (Unaudited) and December 31, 2008

1

Condensed Statements of Operations, Three and Six Months Ended
June 30, 2009 and 2008 (Unaudited)

2

Statement of Changes in Stockholders' Equity For the Six Months
Ended June 30, 2009 (Unaudited) and Year Ended December 31, 2008

3

Condensed Statements of Cash Flows, Six Months Ended June 30, 2009
and 2008 (Unaudited)

4

Notes To Condensed Financial Statements (Unaudited)

5

Item 2.        Management’s Plan of Operation

11

Item 3.        Quantitative And Qualitative Disclosures About Market Risk

19

Item 4.        Controls and Procedures

20

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

21

Item 1A.     Risk Factors

21

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item 3.        Defaults Upon Senior Securities.

22

Item 4.        Submission of Matters to a Vote of Security Holders.

22

Item 5.        Other Information.

22

Item 6.        Exhibits

22

Signatures

23

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements

BLASTGARD INTERNATIONAL, INC.

Condensed Balance Sheet

	June 30,	December 31,
	2009	2008
Assets	(unaudited)
Current assets:
Cash	$2,634	$1,477
Receivables:
Trade, net	296	267,964
Inventory	80,124	77,893
Prepaid expenses	9,013	17,644
Total current assets	92,067	364,978
Property and equipment, net	708	1,096
Other assets:
Intangible assets, net	17,655	18,303
Deferred costs	171,057	153,900
Deposits	817	1,096
	$282,304	$539,373

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on convertible notes payable, net of unamortized discount of $13,934 and $0 respectively	$620,361	$727,389
Line of credit	60,000	82,881
Accounts payable	74,175	84,728
Accrued expenses	27,723	26,355
Short term portion of settlement	62,500	62,500
Due to officer	5,267	—
Total current liabilities	850,026	983,853
Long term portion of settlement payable	40,660	62,500
Total liabilities	890,686	1,046,353
Shareholders’ equity
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 49,711,142 and 42,369,978 shares issued and outstanding respectively	49,711	42,370
Additional paid-in capital	12,314,124	11,957,148
Retained deficit	(12,972,217)	(12,506,498)
Total shareholder’s equity	(608,382)	(506,980)
	$282,304	$539,373

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Sales	$707	$8,324	$12,798	$20,380
Cost of goods sold	391	3,330	7,094	10,284
Gross profit	316	4,994	5,704	10,096

Operating expenses:
General and administrative	134,097	258,554	392,443	514,653
Research and development	2,044	24,018	12,862	123,216
Depreciation and amortization	518	2,780	1,036	3,067
Total operating expenses	136,659	285,352	406,341	640,936

Operating loss	(136,343)	(280,358)	(400,637)	(630,840)

Non-operating income/(expense):
Loss on disposal of assets	—	—	—	—
Gain on derivative liability	—	34,000	—	34,000
Interest income	1	2,402	2	8,833
Other income			1,200	—
Rental income	—	—	—	—
Bad debt expense	—	—	—	—
Interest expense (Notes 2 and 3):
Amortized debt issue costs	—	(56,530)	—	(56,530)
Amortized debt discount	(30,648)	(76,417)	(30,648)	(235,856)
Other	(27,587)	(10,814)	(35,636)	(34,690)

Loss before income taxes	(194,577)	(387,717)	(465,719)	(915,083)
	—	—	—	—
Income tax provision (Note 6	—	—	—	—

Net loss	$(194,577)	$(387,717)	$(465,719)	$(915,083)

Basic loss per share	$—	$(0.01)	$(0.01)	$(0.02)

Diluted loss per share	$—	$(0.01)	$(0.01)	$(0.02)

Basic weighted average common shares outstanding	46,765,900	40,013,544	44,673,314	39,009,049

Diluted weighted average common shares outstanding	46,765,900	40,013,544	44,673,314	39,009,049

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

Statement of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2009 (Unaudited) and Year Ended December 31, 2008

			Additional	Prepaid
	Common Stock		Paid in	Services for	Retained
Description	No. of Shares	Par Value	Capital	Stock	Deficit	Total
Balance 12/31/07	39,786,554	39,787	11,644,632	––	(11,012,553)	671,866

Vesting of stock options			––			––
1st Qtr loss					(527,366)	(527,366)
Conversion of debt	269,587	270	29,731			30,001
2nd qtr loss					(387,717)	(387,717)
Conversion of debt	2,126,337	2,125	213,127			215,252
3rd qtr loss					(184,282)	(184,282)
Stock in leiu of salary	187,500	188	18,562			18,750
Stock comp costs of modification of warrants			45,534			45,534
Loss on conversion of debt			5,562			5,562
4th Qtr loss					(394,580)	(394,580)
Balance, 12/31/08	42,369,978	42,370	11,957,148	––	(12,506,498)	(506,980)

Vesting of stock options			––			––
Discount on debt assumed			44,579			44,579
Beneficial conversion feature on debt assumed			19,753			19,753
Stock in leiu of salary	562,500	563	55,687			56,250
1st Qtr loss					(271,142)	(271,142)
Conversion of debt	3,116,134	3,116	90,369			93,485
Stock in leiu of salary	562,500	563	55,687			56,250
Stock for services	100,000	100	3,900			4,000
Sale of stock	3,000,000	3,000	87,000			90,000
2nd qtr loss					(194,577)	(194,577)
Balance, 6/30/09	49,711,112	$49,712	$12,314,123	$––	$(12,972,217)	$(608,382)

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(465,719)	$(915,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,036	59,597
Stock paid for interest	388	—
Stock-based compensation	116,500	—
Discount on convertible notes payable	30,648	235,856
Gain/(loss) on derivative liability	—	(34,000)
Intrinsic value of beneficial conversion feature	19,753	—
Changes in operating assets and liabilities:
Accounts receivable	267,668	22,456
Inventory	(2,231)	2,311
Other operating assets	8,910	13,071
Accounts payable and accruals	(31,025)	26,436
Indebtedness to a related party	5,267	971
Net cash provided by (used) in operating activities	(48,805)	(588,385)

Cash flows from investing activities:
Payments for deferred costs	(17,157)	(51,334)
Net cash used in investing activities	(17,157)	(51,334)

Cash flow from financing activities:
Proceeds from sale of common stock	90,000	—
Payments for offering costs		—
Net payments on line of credit	(22,881)	—
Payments for debt principal	—	(328,354)
Payments for debt issue costs	—	—
Net cash used in financing activities	67,119	(328,354)
Net change in cash	1,157	(968,073)
Cash, beginning of period	1,477	1,384,979
Cash, end of period	$2,634	$416,906

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,495	$23,876
Income taxes	$—	$—

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)

Basis of Presentation

The Condensed Balance Sheet as of June 30, 2009, the Condensed Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2009 and the Condensed Statements of Operations for the three and six months ended June 30, 2009 and 2008, and Cash Flows for the six months ended June 30, 2009 and 2008 have been prepared by us without audit. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of June 30, 2009 and results of operations for the three months and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the three months and six months ended June 30, 2009 and cash flows for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Pronouncements

In April 2009, the FASB issued Statement No. 164, Not-For-Profit Entities: Mergers and Acquisitions – Including an Amendment to FASB Statement No. 142, which establishes principles and requirements for determining whether a combination is a merger or an acquisition, applies the carryover method in accounting for a merger, applies the acquisition method in accounting for an acquisition, and determine what information to disclose. The statement is effective for years beginning after December 15, 2009. Management has determined that this statement will have no material effect on the Organization’s reporting

In May 2009, the FASB issued Statement No. 165, Subsequent Events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement sets forth the period during which management should evaluate events for possible recognition, the circumstances under which an entity should recognize subsequent events, and the disclosures an entity should make regarding those events. This statement is effective for periods ending after June 15, 2009. We have adopted the new disclosure requirements in our June 30, 2009 condensed financial statements. Management has determined that this statement will have no material effect on the Organization’s reporting

In June 2009, the FASB issued Statement No. 166, Accounting for transfers of Financial Assets – an amendment of FASB Statement No. 140, which clarifies the accounting for transfers of financial assets between entities. The statement is effective for all period in the starting after November 15, 2009. Management has determined that this statement will have no material effect on the Organization’s reporting

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The statement is effective for all period beginning after November 15, 2009. Management has determined that this statement will have no material effect on the Organization’s reporting

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, which consolidated the various FSASB statements into one authoritative source. This statement is effective for all period ending after September 15, 2009. Management has determined that this statement will have no material effect on the Organization’s reporting

(2)

Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at June 30, 2009:

$500,000 convertible promissory note issued December 2, 2004, due on November 30, 2009, 8% annual interest rate, net of unamortized Discount of $0	$150,166

$93,096 convertible promissory note (1/4 of previous outstanding notes) issued December 2, 2004, due November 30, 2009, 8% interest Net of unamortized discount of $13,931	79,166

$50,000 convertible promissory note issued December 2, 2004, due on November 30, 2009, 8% annual interest rate, net of unamortized Discount of $0	17,325

$50,000 convertible promissory note issued December 2, 2004, due on November 30, 2009, 8% annual interest rate, net of unamortized Discount of $0	15,241

$10,000 convertible promissory note issued December 2, 2004, due on November 30, 2009, 8% annual interest rate, net of unamortized Discount of $0	3,464

265,361

Less: current maturities	(265,361)
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

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of the Company’s common stock at a conversion price per share set forth below, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price. From March 20, 2008 through October 20, 2008, the Note holder could have elected at any time to convert through the Maturity Date of the Notes and thereafter until the Notes were paid in full, the unpaid principal of the Notes and the accrued interest thereon at a 10% discount (15% discount if the average trading volume per day over the ten preceding trading days prior to a conversion date is 60,000 shares per day or less) to the fair market value of the Company’s Common Stock. The fair market value of the Company’s Common Stock is defined as the average of the closing sales price of the Company’s Common Stock on the OTC Electronic Bulletin Board for the ten trading days preceding each respective conversion date of the Note(s). Notwithstanding anything contained herein to the contrary, the Notes shall not at any time be convertible at a conversion price below $.10 per share (the “Floor Price”) or above a ceiling price of $.25 per share (the “Ceiling Price”). In October 2008, the conversion price was fixed at $.10 per share pursuant to anti-dilution provisions of the Note. During March 2009, the holders of certain senior convertible securities originally issued on December 2, 2004, extended the due date of the debt to November 30, 2009 in exchange for the issuance of Class G warrants to purchase 1,800,000 shares of common stock in the Company. In March 2009, the conversion price of the Notes was also lowered to $.03 per share. Concurrently, the Class A, C, D, E and F warrants held by these investors were cancelled and an equal number of Class G warrants were issued as replacements.

In May, 2009, $93,097.25 of the Notes and $387.69 in interest was converted at $.03 per share into 3,116,164 shares of the Company’s Common Stock, reducing the principal balance of the debt underlying the 2004 Notes to $279,291.75 as of June 30, 2009.

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

At June 30, 2009, there were 7,019,505 warrants outstanding and exercisable associated with this debt. These warrants were valued at $158,094.

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

The Company’s subordinated, convertible promissory notes payable consist of the following at June 30, 2009:

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

The individual note holders have the right, at their option, to convert the principal amount of the note into fully paid and non-assessable shares of the Company’s common stock at a conversion price per share described below, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price. The convertible notes, which aggregate in principal $355,000, are currently the subject of a legal dispute. The original holders of these notes agreed to sell these notes to third parties, which parties assigned a portion of these rights to five assignees. The third parties and their assignees agreed at each closing to convert their debt into BlastGard common stock at a fixed conversion price of $.30 per share. The original owners of these notes and the third parties (but not the assignees) have entered into agreements with BlastGard such that in the event they are determined by a court of law or settlement agreement to be the owners of the notes, each note shall be convertible into common stock based upon the same formulas and conversion rights as those currently held by the holders of the December 2004 notes currently due November 30, 2009. In the event the assignees are determined to be the rightful owners of the notes that became due on June 22, 2008, then these notes would continue to convert at a fixed conversion price of $.30 per share.

Carrying value of subordinated, convertible notes payable

The conversion of the subordinated, convertible notes payable was fixed at $0.30 per share of the Company’s common stock. Pursuant to SFAS 133, options embedded in contracts containing the price of a specific equity instrument are not clearly and closely related to an investment in an interest-bearing note and the embedded derivative must be separated from the host contract. At June 30, 2009, $355,000 in principal of the subordinated convertible notes was still outstanding as were a portion of the warrants. See “Note 1.” As a result, the Company bifurcated the option resulting from the conversion feature and classified it as a derivative liability pursuant to SFAS 133. The derivative expired with the original debt.

The following table presents the allocation of proceeds from the financing and the subsequent revaluation of the warrants and derivative liability.

Principal balance of the notes	$1,200,000
Less debt discounts:
Fair value of warrants	(768,000)
Fair value of conversion option	(432,000)
Plus amortization of discounts to December 31, 2007	552,490
Less the conversion of debt	(795,000)
Plus the revaluation of discount and conversion option	494,676
Plus amortization of discounts in 2008	152,834
Principal payment in 2008	(50,000)
Carrying value at June 30, 2009	$355,000

Detachable common stock warrants issued with subordinated convertible promissory notes

The warrants are detachable and are valued separately from the convertible notes payable. Therefore, the total fair value of the warrants, $1,200,000, was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. Changes to the value of the warrants are also charged to additional paid-in-capital and discount on convertible notes payable. The remaining discount was amortized over the life of the debt. At June 30, 2009 there were 10,285,949 warrants outstanding and exercisable associated with this debt. These warrants were valued at $196,103.

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

Share-based payment

During the three months ended June 30, 2009, the Company issued 562,500 shares of common stock in lieu of salary for an officer. The company recognized $56,250 in share based compensation from this transaction.

The Company also issued 12,923 shares in lieu of $388 in interest as part of a debt conversion.

All options were issued and vested before 2009. No additional compensation expense was recognized during 2009. The following table represents stock option activity as of and for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2008	5,578,334	$.13	2.9 years	1,751,167
Granted	—
Exercised	—
Forfeited/expired/cancelled	(1,391,667)	.27
Options Outstanding – June 30, 2009	4,186,667	$0.10	2.7 years	1,505033
Outstanding Exercisable – December 31, 2008	3,545,000	$0.10	2.9 years	1,405,500
Outstanding Exercisable – June 30, 2009	3,420,000	$0.10	2.7 years	1,374,700

(5)

Line of Credit

During the three months ended June 30, 2009, the Company borrowed $60,000 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. Subsequently, the Company has drawn down approximately $96,800 of this line of credit as of August 11, 2009.

(6)

Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, no income tax benefit or expanse has been presented.

(7)

Commitments and Contingencies

Office Lease

The Company entered into a new lease agreement in July 2008 for office space in Clearwater Florida. Rental payments under the lease are $300 per month on a month to month basis with a discount for early payment. The Company closed its sales office space in Orangeville, Ontario in November 2008. Rent expense for the six months ended June 30, 2009 and 2008 were $1,830 and $10,800, respectively.

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

	June 30,	December 31,
	2009	2008
	(unaudited)
Raw materials	$17,323	$14,525
Finished MTR	$27,476	$27,816
Finished BlastWrap	$35,325	$35,552
TOTAL	$80,124	$77,893

(9)

Stock Subscription

The Board of Directors approved the issuance of 3,000,000 restricted shares of Common Stock of the Company at a purchase price of $.03 per share ($90,000 in the aggregate). Mr. McKinnon, the Company’s CEO, purchased the shares via a Subscription Agreement. Approximately $1,200 of the subscription price was paid in exchange for services rendered and the balance of the subscription price was paid in cash.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended June 30, 2009, have been included.

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

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from AmTrak, the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC Transit, major airport and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. A major U.S. airport ordered 156 BlastGard MTR Blast Mitigated Receptacles, which order resulted in gross revenues to the Company of over $700,000. For the quarter ended June 30, 2009, we recognized sales of $707 and a gross profit of $316. For the six months ended June 30, 2009, we recognized sales of $8,324 and a gross profit of $4,994.

For the quarter ended June 30, 2009, our overall operating and non operating expenses dropped significantly from the prior year due to a reduction in research and development costs of $2,044 and amortized debt discount of $30,648 for the six months ended June 30, 2009 compared to $123,216 and $235,856 respectively for the six months ended June 30, 2008. In November 2008, we took measures to reduce our monthly operating costs from approximately $110,000 per month to an estimated $50,000 per month. See “Recent Developments.”

Our net loss for the quarter ended June 30, 2009 was $(194,577) as compared to $(387,717) for the comparable period of the prior year. The decreases in net loss are due to a decrease in operating and non-operating expenses.

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

Liquidity and Capital Resources.

At June 30, 2009, we had cash of $2,634, working capital of $(757,959), an accumulated deficit of $(12,972,217) and shareholder equity of $(608,382).

For the six months ended June 30, 2009, net cash used in operating activities was $(48,805) primarily due to our net loss of $(465,719), partially offset by stock based compensation of $116,500 and a reduction of the accounts receivable. During the six months ended June 30, 2009, we used cash in investing activities for payment of deferred costs of $(17,157). During the six months ended June 30, 2009, we received $90,000 in proceeds from the sale of stock and used $(22,881) for principle payments on long-term debt.

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

The Company has borrowed $96,800 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. In addition, the Company has not been able to generate significant orders from sales to fund operations. We have an immediate need of cash to support our operations, current debt obligations and capital expenditures and to continue as a going concern. The Company is attempting to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the receipt of product licensing fees. We can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. We can provide no assurances that a mutually acceptable licensing agreement will be entered into on terms satisfactory to us, if at all. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. In this respect, see “Note 1 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Recent Developments

On October 17, 2008, in order to reduce the Company’s monthly expenses, the Board and its Chief Executive Officer, Andrew McKinnon, agreed to pay Mr. McKinnon his monthly salary, effective December 1, 2008, pursuant to his employment contract in BlastGard common stock based on a 15% discount to the fair market value of the Company’s Common Stock based on the ten preceding trading days prior to the conversion date. The fair market value of the Company’s Common Stock is defined as the average of the closing sales price of the Company’s Common Stock on the OTC Electronic Bulletin Board for the ten trading days proceeding the last day of each month (conversion date of the monthly salary). The salary conversion shall not at any time be convertible at a conversion price below $.10 per share (the “Floor Price”). Between December 2008 and June 30, 2009, the Company issued Mr. McKinnon 187,500 shares per month of restricted Common Stock per month based upon the Floor Price of $.10 per share for a total of 1,312,500 shares. On Monday, August 10, 2009, Andrew McKinnon resigned as the Company’s CEO but will continue to serve as a board member. Mr. McKinnon’s employment contract is now null and void and the Company issued Mr. McKinnon 187,500 shares of restricted Common Stock at July 31, 2009 as his final payment.

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

Since April 2008, our monthly cash needs were budgeted to average approximately $80,000 per month. With the elimination of the President and CEO salary, effective December 2008, our monthly cash needs are based on the following approximate breakdown:

salaries and benefits:	$19,000
legal fees (patents & Verde)	12,000
professional fees	11,000
office overhead	3,000
travel	7,000
research and development	4,000
miscellaneous	3,000
Total	$59,000

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

On March 10, 2009, the Company lowered the exercise price of its issued and outstanding Class A, C, D, E and F Warrants to an exercise price of $.03 per share on a temporary basis until the close of business on March 20, 2009, which was later extended to March 30, 2009 (the “Warrant Reduction Period”). Subsequent to that date, the exercise price of the aforementioned classes of Warrants reverted to $.10 per share. During the Warrant Reduction Period, none of these Warrants were exercised. During the Warrant Reduction Period, the holders of certain outstanding Senior convertible securities originally issued on December 2, 2004 granted BlastGard an extension of the due date of their notes until the close of business on November 30, 2009, in exchange for the issuance of Class G Warrants to purchase 1,800,000 restricted shares of Common Stock of the Company. Contemporaneously, certain other person(s) were assigned these Warrants and sold one-half of their $372,000 of outstanding principal of the notes and related security agreements and guarantees at a purchase price of about $186,000. Each Class G Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $.03 per share through the close of business on June 22, 2011. Since March 2009, the Notes are convertible at $.03 per share. On May 22, 2009, $93,097.25 of the outstanding principal and $387.69 in interest was converted into 3,116,164 shares of the Company’s Common Stock.

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

All shares of Common Stock issuable upon exercise of the aforementioned Warrants contain an appropriate restrictive legend. Exemption from registration for the issuance of the Class G Warrants as replacement Warrants and 3,116,164 shares of Common Stock issued upon conversion of the Notes were exempt under Section 3a(9) of the Securities Act of 1933, as amended (the “1933 Act”). The issuance of 1,800,000 Warrants to the senior convertible debt holders was exempt under Section 4(2) of the Securities Act.

The Board of Directors approved the issuance of 3,000,000 restricted shares of Common Stock of the Company at a purchase price of $.03 per share ($90,000 in the aggregate). Mr. McKinnon, the Company’s CEO, purchased the shares via a Subscription Agreement. Approximately $1,200 of the subscription price was paid in exchange for services rendered and the balance of the subscription price was paid in cash. The issuance of 3,000,000 shares to Mr. Mckinnon was exempt under Section 4(2) of the Securities Act.

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

On July 19, 2006, we filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida. The Defendants in the lawsuit are Sam Gettle, Guy Gettle and Verde Partners Family Limited Partnership (“Verde”). The lawsuit contends that the Defendants have committed defamatory acts against BlastGard International and its products. The lawsuit also asks for a declaration that BlastGard International is not liable for the acts complained of in the Nevada action. On BlastGard’s affirmative claims for defamation, the Florida action seeks injunctive relief and damages in excess of $15,000, exclusive of attorney’s fees and costs. Sam Gettle, Guy Gettle, and Verde counter claimed in the lawsuit alleging the same bad acts complained of in the Nevada action. The counterclaim seeks an award of unspecified damages and injunctive relief. On April 2, 2009, the company entered into a Settlement Agreement to settle our outstanding civil litigation. The company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty is not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.

Item 1A.

Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

From January 2009 to June 30, 2009, we had no sales or issuances of unregistered securities, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
March 2009	Class G Common Stock Purchase Warrants	1,800,000	Debt extension; no commissions paid	Section 4(2)	Warrants expire June 22, 2011 and are exercisable at $.03 per share

March 2009	Class G Common Stock Purchase Warrants	11,000,334	Warrant exchange	Section3(a)(9); Exchange of securities of the same issuer without any commissions being paid.	Warrants expire June 22, 2011 and are exercisable at $.03 per share

Jan. – June 2009	Common Stock	_______	Services rendered; no commissions paid	Section 4(2)	Not applicable

(b)

Rule 463 of the Securities Act is not applicable to the Company.

(c)

In the six months ended June 30, 2009, there were no repurchases by the Company of its Common Stock.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

On Monday, August 10, 2009, Andrew McKinnon resigned as the Company’s CEO but will continue to serve as a board member. The board appointed Michael Gordon to replace Mr. McKinnon as CEO. The disclosure regarding Mr. McKinnon’s resignation and Mr. Michael Gordon’s appointment as the new CEO has been reported in this Form 10Q in lieu of an item 5.02 filing of a Form 8K.

Item 6.

Exhibits

Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.
31.1	Rule 13a-14(a) Certification – Chief Executive Officer and Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer and Chief Financial Officer *
99.1	Press Release, First Quarter Results*

———————

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: August 14, 2009	By:	/s/ MICHAEL J. GORDON
Michael J. Gordon, Chief Financial and Executive Officer, Principal Accounting Officer and Vice President

15