Form 10-Q
period 2009-09-30
BLASTGARD INTERNATIONAL INC
filed 2009-11-23
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2009
OR

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

As of October 31, 2009 the issuer had 49,711,142 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.

INDEX

Page
PART 1 – FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Condensed Balance Sheets, September 30, 2009 (unaudited) and December 31, 2008

1

Condensed Statements of Operations, for the Three and Nine Months Ended
September 30, 2009 and 2008 (unaudited)

2

Condensed Statements of Cash Flows  for the Nine Months Ended
September 30, 2009 and 2008 (unaudited)

3

Notes to Condensed Financial Statements (unaudited)

4

Item 2.        Management’s Plan of Operation

12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.        Controls and Procedures

19

PART 1I – OTHER INFORMATION

Item 1.        Legal Proceedings

20

Item 1A.     Risk Factors

20

Item 2.        Unregistered Sales Of Equity Securities And Use Of Proceeds

21

Item 3.        Defaults Upon Senior Securities

21

Item 4.        Submission Of Matters To A Vote Of Security Holders

21

Item 5.        Other Information

22

Item 6.        Exhibits

22

Signatures

23

i

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

BLASTGARD INTERNATIONAL, INC.

Condensed Balance Sheet

	September 30, 2009	December 31, 2008
Assets	(unaudited)	(audited FS)
Current assets:
Cash	$653	$1,477
Receivables:
Trade, net	20,518	267,964
Inventory	73,833	77,893
Prepaid expenses	2,643	17,644
Total current assets	97,647	364,978

Property and equipment, net	514	1,096
Other assets:
Intangible assets, net	26,761	18,303
Deferred costs	169,751	153,900
Deposits	817	1,096

	$295,490	$539,373
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on convertible notes payable, net of unamortized discount of $5,572 and $0 respectively	$628,720	$727,389
Line of credit	95,480	82,881
Accounts payable	94,264	84,728
Accrued expenses	76,846	26,355
Short term protion of settlement	62,500	62,500
Due to officer	29,365	—
Total current liabilities	987,175	983,853

Long term portion of settlement payable	31,250	62,500
Total liabilities	1,018,425	1,046,353

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 49,711,142 and 42,369,978 shares issued and outstanding respectively	49,711	42,370
Additional paid-in capital	12,314,124	11,957,148
Retained deficit	(13,086,770)	(12,506,498)
Total shareholder’s equity	(722,935)	(506,980)
	$295,490	$539,373

BLASTGARD INTERNATIONAL, INC.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Sales	$28,423	$468,080	$41,221	$488,460
Cost of goods sold	14,887	400,672	21,981	410,956
Gross profit	13,536	67,408	19,240	77,504

Operating expenses:
General and administrative	95,882	205,091	488,325	719,744
Research and development	12,248	8,136	25,110	131,352
Depreciation and amortization	624	733	1,660	3,800
Total operating expenses	108,754	213,960	515,095	854,896
Operating loss	(95,218)	(146,552)	(495,855)	(777,392)

Non-operating income/(expense):
Royalty expense	(439)	—	(439)	—
Gain on derivative liability	—	—	—	34,000
Interest income	—	1,173	2	10,006
Other income	—	—	1,200	—
Rental income	—	—	—	—
Bad debt expense	—	—	—	—
Interest expense (Notes 4 and 5):	—	—
Amortized debt issue costs	—	—	—	(56,530)
Amortized debt discount	(8,359)	—	(39,007)	(235,856)
Other	(10,537)	(38,903)	(46,173)	(73,593)
Loss before income taxes	(114,553)	(184,282)	(580,272)	(1,099,365)
	—	—	—	—
Income tax provision (Note 3)	—	—	—	—

Net loss	$(114,553)	$(184,282)	$(580,272)	$(1,099,365)

Basic loss per share	$—	$—	$(0.01)	$(0.03)

Diluted loss per share	$—	$—	$(0.01)	$(0.03)

Basic weighted average common shares outstanding	46,371,044	40,771,101	46,371,044	40,123,384
Diluted weighted average common shares outstanding	50,135,848	40,771,101	50,135,848	39,009,04

BLASTGARD INTERNATIONAL, INC.

Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss.	$(580,272)	$(1,099,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,660	60,330
Stock paid for interest	388	49,716
Stock-based compensation	116,500	—
Discount on convertible notes payable	39,007	235,856
Gain/(loss) on derivative liability	—	(34,000)
Intrinsic value of beneficial conversion feature	19,753	—
Changes in operating assets and liabilities:
Accounts receivable	247,446	(436,835)
Inventory	4,060	41,998
Other operating assets	16,586	11,234
Accounts payable and accruals	28,777	144,735
Indebtedness to a related party	29,365	—
Net cash (used in) operating activities	(76,730)	(1,026,331)

Cash flows from investing activities:
Payments for deferred costs	(26,693)	(74,559)
Net cash provided by (used in) investing activities	(26,693)	(74,559)
Cash flow from financing activities:
Proceeds from sale of common stock	90,000	—
Payments for offering costs		—
Net proceeds from line of credit	12,599	80,000
Payments for debt principal	—	(328,354)
Payments for debt issue costs	—	—
Net cash used in financing activities	102,599	(248,354)

Net change in cash.	(824)	(1,349,244)
Cash, beginning of period	1,477	1,384,979

Cash, end of period	$653	$35,735

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,032	$23,877
Income taxes	$—	$—

Debt discount recognized on issuance of warrants	$44,579	$—

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)

Basis of Presentation

The Consolidated Balance Sheet as of September 30, 2009, and the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008, and Cash Flows for the nine months ended September 30, 2009 and 2008 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2009 and results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations and cash flows for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2008.

The Financial Accounting  Standards Board ("FASB") issued FASB Accounting Standards Codification  ("ASC") effective for financial statements issued for interim  and  annual  periods ending after  September 15, 2009. The ASC is an aggregation of previously issued authoritative U.S. generally accepted accounting principles ("GAAP") in one comprehensive set of guidance organized by subject area.  In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).  The ASC did not have an effect on the Company's results of operations or financial condition.

In  accordance  with  ASC  855, the Company evaluated all events or transactions that  occurred after September 30, 2009 up through the filing of this Form 10-Q, November 23, 2009.  During this period no material subsequent events came to our attention.

On June 22, 2006, we borrowed the principal amount of $1,200,000 (the “June 2006 Debt”) from two non-affiliated persons (the “Lenders”) due June 22, 2008. Pursuant to an agreement dated as of August 7, 2007 (the “August 2007 Agreement”), Robert F. Rose Investments and two other non-affiliated parties (collectively hereinafter referred to as the “Purchasers”) entered into an agreement with the Lenders to purchase the June 2006 Debt, which transaction is personally guaranteed by Mr. Rose. Upon the completion of said transaction, the Purchasers had agreed to automatically convert their June 2006 Debt into shares of our Common Stock at $.30 per share. To date, $795,000 of the $1,200,000 has been completed and converted into our Common Stock at $.30 per share and $50,000 in principal was paid back. Pursuant to an agreement dated as of September 21, 2007, the Purchasers agreed to assign the remaining $355,000 to be purchased pursuant to the August 2007 Agreement to five non-affiliated persons (collectively hereinafter referred to as the “Assignees”) and the Assignees deposited $355,000 in escrow with Lenders’ attorney, as Escrow Agent. Subsequently, the Assignees notified the Escrow Agent that it should not release the escrowed funds from escrow and demanded the return of their funds. Said $355,000 is currently the subject of a legal dispute and to our knowledge such funds are being held in escrow by the Lenders’ attorneys. Although there is a dispute as to the rights and obligations of the parties pursuant to the aforementioned agreements and the possible conversion of the June 2006 Debt into shares of our Common Stock, we had continued to make the quarterly interest payments on the June 2006 Debt so as to avoid any claim of default. However, on June 22, 2008, the June 22, 2006 debt became due and payable and no payment of principal or accrued interest thereon was made by us. It is management’s position, although no assurance can be given in this regard, that we do not owe the lenders the $355,000 and that we were obligated to deliver 1,183,333 shares of common stock to the assignees upon conversion thereof. Nevertheless, we have continued to include the principal of the June 2006 Debt (exclusive of interest after June 22, 2008) on our consolidated balance sheet in order to reflect the worst case scenario.

New Accounting Pronouncements

In April 2009, the FASB issued Statement No. 164, Not-For-Profit Entities: Mergers and Acquisitions – Including an Amendment to FASB Statement No. 142, which establishes principles and requirements for determining whether a combination is a merger or an acquisition, applies the carryover method in accounting for a merger, applies the acquisition method in accounting for an acquisition, and determine what information to disclose.  The statement is effective for years beginning after December 15, 2009. Management has determined that this statement will have no material effect on the Organization’s reporting

In May 2009, the FASB issued Statement No. 165, Subsequent Events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This statement sets forth the period during which management should evaluate events for possible recognition, the circumstances under which an entity should recognize subsequent events, and the disclosures an entity should make regarding those events.  This statement is effective for periods ending after June 15, 2009.  We have adopted the new disclosure requirements in our September 30, 2009 condensed financial statements. Management has determined that this statement will have no material effect on the Organization’s reporting

In June 2009, the FASB issued Statement No. 166, Accounting for transfers of Financial Assets – an amendment of FASB Statement No. 140, which clarifies the accounting for transfers of financial assets between entities. The statement is effective for all period in the starting after November 15, 2009. Management has determined that this statement will have no material effect on the Organization’s reporting

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The statement is effective for all period beginning after November 15, 2009. Management has determined that this statement will have no material effect on the Organization’s reporting

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, which consolidated the various FSASB statements into one authoritative source.  This statement is effective for all period ending after September 15, 2009. Management has determined that this statement will have no material effect on the Organization’s reporting

(2)

Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at September 30, 2009:

$500,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	$150,166

$93,096 convertible promissory note (1/4 of
previous outstanding notes) issued December
2, 2004, due November 30, 2009, 8% interest
Net of unamortized discount of $5,572	87,525

$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	17,325

$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	15,241

$10,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	3,464

273,719

Less: current maturities	(273,719)

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

In May, 2009, $93,097 of the Notes and $388 in interest was converted at $.03 per share into 3,116,164 shares of the Company’s Common Stock, reducing the principal balance of the debt underlying the 2004 Notes to $279,292 as of September 30, 2009.

The notes are secured by all of the Company’s assets until the notes have been fully paid or fully converted into common stock.

Detachable common stock warrants issued with 2004 convertible promissory notes

In March 2009, the Company issued 1,800,000 warrants to new investors who assumed one half of the 2004 debt from the existing holders. The Company used the Black-Scholes model to estimate the value of these warrants at $58,612. The assumptions used to value the warrants are as follows:

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

At September 30, 2009, there were 7,019,505 warrants outstanding and exercisable associated with this debt. These warrants were valued at $158,094.

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

The Company’s subordinated, convertible promissory notes payable consist of the following at September 30, 2009:

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

The individual note holders have the right, at their option, to convert the principal amount of the note into fully paid and non-assessable shares of the Company’s common stock at a conversion price per share described below, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price. The convertible notes, which aggregate in principal $355,000, are currently the subject of a legal dispute. The original holders of these notes agreed to sell these notes to third parties, which parties assigned a portion of these rights to five assignees. The third parties and their assignees agreed at each closing to convert their debt into BlastGard common stock at a fixed conversion price of $.30 per share. The original owners of these notes and the third parties (but not the assignees) have entered into agreements with BlastGard such that in the event they are determined by a court of law or settlement agreement to be the owners of the notes, each note shall be convertible into common stock based upon the same formulas and conversion rights (i.e. $.03 per shares) as those currently held by the holders of the December 2004 notes currently due November 30, 2009. In the event the assignees are determined to be the rightful owners of the notes that became due on June 22, 2008, then these notes would continue to convert at a fixed conversion price of $.30 per share.

Carrying value of subordinated, convertible notes payable

The conversion of the subordinated, convertible notes payable was fixed at $0.30 per share of the Company’s common stock. Pursuant to ASC 815-10, options embedded in contracts containing the price of a specific equity instrument are not clearly and closely related to an investment in an interest-bearing note and the embedded derivative must be separated from the host contract. At September 30, 2009, $355,000 in principal of the subordinated convertible notes was still outstanding as were a portion of the warrants. See “Note 1.”  As a result, the Company bifurcated the option resulting from the conversion feature and classified it as a derivative liability pursuant to ASC 815-15.  The derivative expired with the original debt.

The following table presents the allocation of proceeds from the financing and the subsequent revaluation of the warrants and derivative liability.

Principal balance of the notes	$1,200,000
Less debt discounts:
Fair value of warrants	(768,000)
Fair value of conversion option	(432,000)
Plus amortization of discounts to December 31, 2007	552,490
Less the conversion of debt	(795,000)
Plus the revaluation of discount and conversion option	494,676
Plus amortization of discounts in 2008	152,834
Principal payment in 2008	(50,000)
Carrying value at September 30, 2009	$355,000

Detachable common stock warrants issued with subordinated convertible promissory notes

The warrants are detachable and are valued separately from the convertible notes payable. Therefore, the total fair value of the warrants, $1,200,000, was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. Changes to the value of the warrants are also charged to additional paid-in-capital and discount on convertible notes payable. The remaining discount was amortized over the life of the debt. At September 30, 2009, there were 10,285,949 warrants outstanding and exercisable associated with this debt. These warrants were valued at $196,103.

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

Share-based payment

During the nine months ended September 30, 2009, the Company issued 1,125,000 shares of common stock in lieu of salary for an officer. The company recognized $112,500 in share based compensation from this transaction.  This arrangement ended as of June 30, 2009.

The Company also issued 12,923 shares in lieu of $388 in interest as part of a debt conversion and 100,000 shares in exchange for services in the amount of $4,000.

All options were issued and vested before 2009. No additional compensation expense was recognized during 2009. The following table represents stock option activity as of and for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2008	5,578,334	$.13	2.9 years	1,751,167
Granted	—
Exercised	—
Forfeited/expired/cancelled	(1,391,667)	.27
Options Outstanding – September 30, 2009	4,186,667	$0.10	2.4 years	1,505,033
Outstanding Exercisable – December 31, 2008	3,545,000	$0.10	2.9 years	1,405,500
Outstanding Exercisable – September 30, 2009	3,420,000	$0.10	2.4 years	1,374,700

(5)

Line of Credit

During the nine months ended September 30, 2009, the Company borrowed $98,000 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. Currently, $95,480 is owed pursuant to the line of credit (inclusive of interest) at September 30, 2009.

(6)

Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, no income tax benefit or expanse has been presented.

(7)

Commitments and Contingencies

Office Lease

The Company entered into a new lease agreement in July 2008 for office space in Clearwater Florida. Rental payments under the lease are $300 per month on a month to month basis with a discount for early payment. The Company closed its sales office space in Orangeville, Ontario in November 2008. Rent expense for the nine months ended September 30, 2009 and 2008 were $2,745 and $21,450, respectively.

Litigation

No current pending litigation.

Litigation Settlement

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

	June 30, 2009	December 31, 2008
	(unaudited)
Raw materials	$17,185	$14,525
Finished MTR	$19,277	$27,816
Finished BlastWrap	$37,371	$35,552
TOTAL	$73,833	$77,893

(9)

Stock Subscription

In April, 2009, the Board of Directors approved the issuance of 3,000,000 restricted shares of Common Stock of the Company at a purchase price of $.03 per share ($90,000 in the aggregate). Mr. McKinnon, the Company’s CEO, purchased the shares via a Subscription Agreement.  Approximately $1,200 of the subscription price was paid in exchange for services rendered and the balance of the subscription price was paid in cash.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2009, have been included.

Reorganization with BlastGard Technologies, Inc.

On January 31, 2004, pursuant to an Agreement and Plan of Reorganization, we acquired 100% of the issued and outstanding common stock of BlastGard Technologies, Inc., a Florida corporation, from BlastGard Technologies’ shareholders, in exchange for an aggregate of 18,200,000 (adjusted to reflect subsequent stock split) shares of our common stock. BTI is a development stage company that was created to develop, design, manufacture, and market proprietary blast mitigation materials. BlastGard Technologies’ patent-pending BlastWrap® technology is designed to effectively mitigate blasts and suppress fires resulting from explosions. As a result of the Reorganization Agreement, a change in control and change in management of the Company occurred and BTI became a wholly-owned subsidiary of the Company. The Reorganization Agreement also provided that the Company hold a shareholder meeting to (i) change the name of the corporation to BlastGard® International, Inc., and (ii) approve a reverse split of the outstanding common stock on a 5:1 basis. A Special Shareholder meeting was held on March 12, 2004, and both proposals were approved. The name change and the reverse split of the outstanding common stock became effective on March 31, 2004.

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

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from AmTrak, the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC Transit, major airport and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. A major U.S. airport ordered 156 BlastGard MTR Blast Mitigated Receptacles, which order resulted in gross revenues to the

Company of over $700,000. For the quarter ended September 30, 2009, we recognized sales of $28,423 and a gross profit of $13,536. For the nine months ended September 30, 2009, we recognized sales of $41,221 and a gross profit of $19,240.

For the quarter ended September 30, 2009, our overall operating and non operating expenses dropped significantly from the prior year due to a reduction in research and development costs of $25,110 and amortized debt discount of $39,007 for the nine months ended September 30, 2009 compared to $131,352 and $235,856 respectively for the nine months ended September 30, 2008. In November 2008, we took measures to reduce our monthly operating costs from approximately $110,000 per month to an estimated $50,000 per month. See “Recent Developments.”

Our net loss for the quarter ended September 30, 2009 was $(114,553) as compared to $(184,282) for the comparable period of the prior year. The decreases in net loss are due to a decrease in operating and non-operating expenses.

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

Liquidity and Capital Resources.

At September 30, 2009, we had cash of $653, working capital of $(889,528), an accumulated deficit of $(13,086,770) and shareholder equity of $(722,935).

For the nine months ended September 30, 2009, net cash used in operating activities was $(76,730) primarily due to our net loss of $(580,272), partially offset by a $116,500 in stock based compensation. During the nine months ended September 30, 2009, we used cash in investing activities for payment of deferred costs of $(26,693). During the nine months ended September 30, 2009, we received $12,599 from our credit line and received $90,000 from the sale of stock.

For the nine months ended September 30, 2008, net cash used in operating activities was $(1,026,331) primarily due to our net loss of $(1,099,365). During the nine months ended September 30, 2008, we used cash in investing activities for payment of deferred costs of $(74,559). During the nine months ended September 30 2008, net cash was used in financing activities for principal payments on convertible debt of $(328,354) and we received $80,000 from our line of credit.

At September 30, 2009, we had cash of $653 and we owed approximately $273,719 in principal and $0 in accrued interest to the holders of our December 2004 Debt. As described below, we paid down the December 2004 Debt by $150,000 in addition to several partial conversions and received extensions from the holders of the December 2004 Debt to make payment in full on or before November 30, 2009.

In regards to the September 2006 Debt, we filed a Form 8-K on July 2, 2008.  On September 22, 2006, we borrowed the principal amount of $1,200,000 (the “June 2006 Debt”) from two non-affiliated persons (the “Lenders”) due June 22, 2008. Pursuant to an agreement dated as of August 7, 2007 (the “August 2007 Agreement”), Robert F. Rose Investments and two other non-affiliated parties (collectively hereinafter referred to as the “Purchasers”) entered into an agreement with the Lenders to purchase the June 2006 Debt, which transaction is personally guaranteed by Mr. Rose.  Upon the completion of said transaction, the Purchasers had agreed to automatically convert their June 2006 Debt into shares of our Common Stock at $.30 per share. To date, $795,000 of the $1,200,000 has been completed and converted into our Common Stock at $.30 per share and $50,000 in principal was paid back. Pursuant to an agreement dated as of September 21, 2007, the Purchasers agreed to assign the remaining $355,000 to be purchased pursuant to the August 2007 Agreement to five non-affiliated persons (collectively hereinafter referred to as the “Assignees”) and the Assignees deposited $355,000 in escrow with

Lenders’ attorney, as Escrow Agent. Subsequently, the Assignees notified the Escrow Agent that it should not release the escrowed funds from escrow and demanded the return of their funds. Said $355,000 is currently the subject of a legal dispute and such funds are being held in escrow by the Lenders’ attorneys. Although there is a dispute as to the rights and obligations of the parties pursuant to the aforementioned agreements and the possible conversion of the June 2006 Debt into shares of our Common Stock, we had continued to make the quarterly interest payments on the June 2006 Debt so as to avoid any claim of default. However, on June 22, 2008, the June 22, 2006 debt became due and payable and no payment of principal or accrued interest thereon was made by us. It is management’s position, although no assurance can be given in this regard, that we do not owe the lenders the $355,000 and that we were obligated to deliver 1,183,333 shares of common stock to the assignees upon conversion thereof. Nevertheless, we have continued to include the principal of the June 2006 Debt (exclusive of interest after June 22, 2008) on our consolidated balance sheet in order to reflect the worse case scenario. See “Note 1” and “Recent Developments.”

To date, we have relied on management’s ability to raise capital through equity private placement financings to fund our operations. The Company has also borrowed $98,000 from a credit line, which was secured by a personal guarantee of Michael Gordon, its Chief Financial Officer, new Chief Executive Officer and a director. The Company has not been able to generate significant orders from sales to fund its operations nor has it been successful in raising approximately up to $1,500,000 in additional funds sufficient to carry on its operations for a period of approximately one year. We have an immediate need of cash to support our operations, current debt obligations and capital expenditures and to continue as a going concern. The Company is continuing to attempt to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the receipt of product licensing fees. We can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. We can provide no assurances that a mutually acceptable licensing agreement will be entered into on terms satisfactory to us, if at all. The Company’s executive officers have not been paid any salary and have had their salaries accrued since May 2009. We can provide no assurances that they will continue to be able to provide their time and effort to the Company without the timely payment of their salaries (including accruals thereof). Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. In this respect, see “Note 1 – Going Concern” in our audited financial statements for the year ended December 31, 2008 included in our Form 10-K filing for additional information as to the possibility that we may not be able to continue as a “going concern.”

Recent Developments

On August 10, 2009, the Board of Directors accepted the resignation of Andrew McKinnon from the position of Chief Executive Officer of the Corporation and elected Michael J. Gordon to replace Mr. McKinnon as Chief Executive Officer.

A major U.S. airport ordered 156 BlastGard MTR Blast Mitigated Receptacles, which order resulted in gross revenues to the Company of over $700,000. On January 7, 2009, the Company’s accounts receivable balance of $255,800 at December 31, 2008 was paid in full from a major U.S. airport from the sale of its Blast Mitigating trash receptacles.

As of September 30, 2009, BlastGard’s salary accruals and benefits to its executive officers totaled $69,973 and its other account payable totaled $92,120.  Excluding our cash needs to meet these and other debt obligations, we have a monthly cash budget broken down as follows:

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

The Board of Directors approved the issuance of 3,000,000 restricted shares of Common Stock of the Company at a purchase price of $.03 per share ($90,000 in the aggregate). Mr. McKinnon, the Company’s then CEO, purchased the shares via a Subscription Agreement.  Approximately $1,200 of the subscription price was paid in exchange for services rendered and the balance of the subscription price was paid in cash. The issuance of 3,000,000 shares to Mr. Mckinnon was exempt under Section 4(2) of the Securities Act.

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

Recently Issued Accounting Pronouncements

During the past two years, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, FSAS No. 161, FSAS No. 162, FSAS No. 163, FSAS No. 164, FSAS No. 165, FSAS No. 166, FSAS No. 167 and FSAS No. 168 and FIN 48 which are described in Note 1, “Recent Accounting Pronouncements” of the Notes to Financial Statements contained in our latest annual report on Form 10-KSB filed with the Security and Exchange commission on April 14, 2009. Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(a)

From January 2009 to September 30, 2009, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
March 2009	Class G Common Stock Purchase Warrants	1,800,000	Debt extension; no commissions paid	Section 4(2)	Warrants expire June 22, 2011 and are exercisable at $.03 per share

March 2009	Class G Common Stock Purchase Warrants	11,000,334	Warrant exchange	Section3(a)(9); Exchange of securities of the same issuer without any commissions being paid.	Warrants expire June 22, 2011 and are exercisable at $.03 per share

Jan. – Sept 2009	Common Stock	1,225,000	Services rendered; no commissions paid	Section 4(2)	Not applicable

April 2009	Common Stock	3,000,000	$90,000 (cash and services; no commissions paid	Rule 506, Section 4(2)	Not applicable

May 2009	Common Stock	3,116,164	Debt conversions; no Commissions paid	Section 3(a)(9) Exchange of securities Of same issuer without Any commissions being paid.	Debt conversion At $.03 per share

(b)

Rule 463 of the Securities Act is not applicable to the Company.

(c)

In the nine months ended September 30, 2009, there were no repurchases by the Company of its Common Stock.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

On August 7, 2009, the Company filed a Form 8-A to become a full reporting company under Section 12(g) of the Exchange Act of 1934, as amended.

On October 13, 2009, BlastGard was notified by its patent counsel that its patent application for its BlastWrap material was granted from the Eurasian Patent Office. The terms of this patent will expire on February 27, 2024. The patent will be valid in all contracting states: Armenia (AM), Azerbaijan (AZ), Belarus (BY), Kirgizstan (KG), Kazakstan (KZ), Moldova (MD), Russia (RU), Tajikistan (TJ), and Turkmenistan (TM).

Item 6.

Exhibits

Exhibit Number	Description
11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.
31.1	Rule 13a-14(a) Certification – Chief Executive Officer and Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer and Chief Financial Officer *
99.1	Press Release, Third Quarter Results*

———————

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: August 14, 2009	By:	/s/ MICHAEL J. GORDON
Michael J. Gordon, Chief Executive and Chief Financial Officer

23