Form 10-K
period 2009-12-31
BLASTGARD INTERNATIONAL INC
filed 2010-04-15
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:  ______________ to ______________

Commission file number: 000-53756

BLASTGARD® INTERNATIONAL, INC.
(Name of small business issuer as specified in its charter)

Colorado	84-1506325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2451 McMullen Booth Road, Suite 242, Clearwater, FL	33759
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (727) 592-9400

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐    No ☑

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No☐

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☑

The aggregate market value of the Common Stock held by non-affiliates of approximately 32,864,242 shares of Common Stock as of June 30, 2009 was approximately $985,927 based on a closing sales price of $.03 per share of Common Stock on June 30, 2009, the last business day of the Registrant’s most recently completed third quarter.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 31, 2010 was 50,586,142 shares.

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

●	For blasts that produce fireballs or intense hot gases at higher pressures, BlastGard® Technology has the ability, through testing, to cool the blast zone rapidly, thereby reducing structural damage.

●	In detonation of high explosives, where at least half of the energy released is in the shock wave, attenuation occurs even more rapidly, and in doing so substantially reduces explosion phenomena.

Key BlastWrap® Features

●	Lightweight, flexible, durable and environment safe

●	Requires no wires, electricity, detection devices and contains no sensors

●	Customizable and easy to retrofit

●	Materials are low in cost and are widely available

●	Extremely adaptable, without losing effectiveness

●	Compact structure

●	Easily produced

●	Can be constructed with additional environmental or specific blast conditions (e.g. weather or moisture barriers or dust free layers)

●	Can be produced with armor (Kevlar, Spectra, etc) for ballistic or fragment situations

●	Irreversibly dissipates energy from blast

●	Eliminates need for dispensing of agents in blast mitigation process

●	Neither contains nor creates hazardous fragments

●	Environmentally friendly, non-toxic core materials

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

On October 13, 2009, BlastGard was notified by its patent counsel that its patent application for its BlastWrap material was granted from the Eurasian Patent Office. The terms of this patent will expire on February 27, 2024. The patent will be valid in all contracting states: Armenia (AM), Azerbaijan (AZ), Belarus (BY), Kirgizstan (KG), Kazakstan (KZ), Moldova (MD), Russia (RU), Tajikistan (TJ), and Turkmenistan (TM). In addition, we have been issued patents in Argentina, granted on September 17, 2007, and in Singapore, granted on August 31, 2007 for our “improved acoustic/shock wave attenuating assembly” (i.e. BlastWrap). On March 18, 2008, our patent-pending application (No. 11/042,318) for our explosive effect mitigated containers (i.e. BlastGard MTR and MBR”) was issued as U.S. Patent No. 7,343,843.

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

Because BlastWrap® is customizable and offers protection against explosions of all types, its potential for application cuts across a wide range of industries and government agencies. Some potential applications for BlastGard® Technology include:

●	Transport and storage units containing chemicals and other explosive compounds.

●	External wall linings to protect buildings, such as Embassies and other high value locations, against vehicle bombs and placed explosives.

●	Aboard naval vessels and merchant ships to minimize damage from breaching blasts emanating from mines, cruise missiles, and torpedoes.

●	Fireball and explosion-suppressing fuel tank jackets for natural and compressed natural gas, propane, fuel cells, fuel tanks and other “green fuel” vehicle systems.

●	Dividers to suppress fireballs and fuel mist explosions from accidents aboard both aircraft and ships, in process facilities, and on offshore platforms.

●	Separators and partitions in explosives manufacturing and handling facilities, such as a load/assembly/pack depots, fireworks plants, and propellant manufacturing sites.

●	Pallets and buffers between stacks of palletized munitions and ordnance.

●	Lining of portable and fixed magazines.

●	Missile launch boxes for military vehicles and naval vessels.

●	Cabinets and containers for handling fuses, small rockets, and explosive devices.

●	Internal walls of commercial buildings that house, research or produce explosive materials. An example would be chemical or energy companies.

●	Quick-erect blast protection barriers and revetments.

●	Blast protection shields, armors, and structures with “stealth” (low-observable) camouflage properties.

●	Blast/fire protection linings for commercial and military aircraft and air cargo containers.

●	Blast and ballistic-protected modular buildings (barracks, accommodations for offshore facilities, field stations, tactical shelters and command facilities, monitoring stations for law enforcement).

●	Underwater blast isolation units for offshore facility abandonment’s, coastal construction, and naval vessels.

●	Neutral buoyancy jackets for deep water drilling risers, and Sub Sea manifold protection.

●
Composite blast/fire protection structures and materials (blast walls, blast mitigation billboards, relief vents, reinforcement of masonry buildings) for hydrocarbon, process, mining, missile launch, and manufacturing facilities, and for building demolitions.

●	Explosives storage and shipping containers, portable magazines, and explosive disposal kits.

●	Mine blast protection kits for vehicles.

●	Safety shields and specialty protection for entertainment industry location sets such as in Hollywood, California sound stages, vehicles, on-location structures.

●	Personnel and vehicle protective armor.

●	Mining of coal, mineral extraction and processing safety.

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

Our technology is being customized for specific industries and applications. We have examined the various markets where explosions occur, selected targeted applications and focused on development of products for those businesses and agencies at risk. While designing finished products engineered with BlastWrap®, we have taken into account that some products must be portable, while others will remain at a fixed location. Some products have been designed to contain identified explosive agents, while others are designed to mitigate unidentified explosive threats. With these standards in mind, we have developed or are developing the following product lines to address the needs of customers and targeted markets:

●	Mitigated Bomb Receptacles and MBR Gard Cart;

●	Blast Mitigated Unit Load Device (“BMULD”) – LD3 Container;

●	Lining – Aircraft;

●	Insensitive Munitions (IM) Weapons Container;

●	Mitigated Trash Receptacle; and

●	BlastGard Barrier System (“BBS”).

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

In summary, we have developed either finished products or working prototypes of BlastWrap® products for each of the product lines described above. All of these products have been successfully tested and evaluated in-house, by third-parties and by interested clients and strategic partners. Prototypes may require further modifications based on the test results and client and partner feed-back. However, we have the following products that are completed and finished products, available for sale that we are currently manufacturing and marketing:

●	The core product, BlastWrap®;

●	BlastGard® MTR (mitigated trash receptacle);

●	BlastGard MBR 300 (mitigated bomb receptacle) and MBR Gard Cart;

●	BMULD (Blast Mitigated Unit Load Device - LD3 Container); and

●	BlastGard Barrier System (“BBS”) high-capacity wall system for perimeter and structure protection.

Manufacturing

We have three distinct production types:

●	Serial Production – items that can be produced in quantity in an efficient, high-speed assembly line fashion.

●	Contract Manufacturing – items that require special design or custom features requiring separate and special manufacturing processes.

●	OEM (Original Equipment Manufacturer) Production – items that are licensed to OEM manufacturers enabling greater control over design, quality and production requirements specific to their industry.

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

2.   Oil and Gas/Petrol Chemical/Chemical/Process Industries

To combat the unique explosions associated with oil, gas and chemical companies, BlastWrap® can be updated and deployed to clients in these sectors to address the problems involving explosive materials specific to the oil and gas industry with a convenient structural and/or architectural technology that would suppress explosions and minimize post-blast fire hazards with the following features:

●	Are always active and require no maintenance;

●	Comprised of flexible film formed by plurality of seams and filled with attenuating fillers that slow and cool impinging flame fronts;

●	Act as ‘virtual blast vents’ without requiring actual wall penetration; and

●	Light structure at less than .4 pounds per square foot of a 1” thickness.

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

Our new design differs from the hardened containers in the following ways:

●	Like hardened LD3’s, they prevent shock holing of the aircraft fuselage

●	They quench/kill afterburn and subsequent post-blast fires

●	They are light-weight, weighing about 225 pounds

●	They are affordable, with an expected retail price under $5,000

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

 Research and Development

In 2009, 2008 and 2007, we spent approximately $25,000, $148,000 and $55,000, respectively, on research and development related activities. To date our products or prototypes of our products have been provided by us at no charge to potential customers for their own evaluation and testing done at their expense.

Employees

As of March 31, 2010, we had two officers who are full-time employees. Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

SEC Reports Available on Website

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other SEC filings are available on the SEC’s website as well as our company website at www.blastgardintl.com.

ITEM 1.A  RISK FACTORS

An investment in our common stock involves major risks. Before you invest in our common stock, you should be aware that there are various risks, including those described below.  You should carefully consider these risk factors together with all of the other information included in this Form 10-K before you decide to purchase shares of our common stock.

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

       We can provide no assurances we will be able to continue as a going concern or raise additional financing in the future. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at December 31, 2009.  These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company has a plan of financing to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the receipt of product licensing fees.  We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern.  Further, we can provide no assurances that a mutually acceptable licensing agreement will be entered into on terms satisfactory to us, if at all. See “Notes to our Financial Statements.”

       We have total liabilities at December 31, 2009 of $1,078,775, net of unamortized discount of $0 and may not be able to meet our obligations as they become due. The majority of this debt was owed to our secured debt holders who have security interests in all our tangible and intangible assets. At March 31, 2010, we had convertible secured debt of $279,292 with a past due maturity date of November 30, 2009, which we are obligated to pay 8% interest monthly. Our debt agreements provide for certain events of default that may trigger the payment of additional sums of money in the event we are in default. These notes in the principal amount of $279,292 are currently past due. We also have additional secured debt in the principal amount of $355,000, the ownership of which is in dispute and our obligation to make payment thereunder is also in dispute as it is our position that we are obligated to issue 1,183,333 shares of common stock upon conversion thereof at $.30 per share, rather than to make payment under this secured debt which became due and payable on June 22, 2008. We can provide no assurances that our position in this matter will prevail as our operations and financial condition could be materially adversely affected by an adverse outcome of this matter. See “Notes to our Financial Statements.”

       We have incurred substantial losses from inception and we have only recently begun to generate revenues; failure to achieve significant revenues and profitability in the future would cause the market price for our common stock to decline further.  We have generated net losses from inception. We have an accumulated retained deficit of $13,204,719 and a shareholders’ equity of $(803,384) as of December 31, 2009. If we don’t immediately achieve significant revenues and profitability in the near future, the market price for our common stock could decline further.

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

The market price of our common stock is highly volatile and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price.  Our common stock has been historically thinly traded and the market price has been highly volatile.  For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

●	announcements of new products or sales offered by BlastGard® or its competitors;
●	actual or anticipated variations in quarterly operating results;
●	changes in financial estimates by securities analysts;
●	changes in the market’s perception of us or the nature of our business; and
●	sales of our common stock.

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price.  As of April 12, 2010, we have outstanding 50,586,142 shares of common stock, including an estimated 32,864,242 outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

Lack of Product Liability Insurance.

       Due to lack of financing, the Company's product liability insurance has lapsed. In the event additional financing is received by the Company, of which there can be no assurances given in this regard, Management intends to use its best efforts to obtain product liability insurance coverage. We can provide no assurances that the current lack of private liability insurance will not adversely affect the Company in the event claims are made in connection with prior product sales or that the Company will successfully obtain new product liability insurance coverage in the future.
ITEM 1.B.  UNRESOLVED STAFF COMMENTS

Not applicable .

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real estate properties. Effective July 1, 2007, we entered into a one-year lease for approximately 150 square feet of office space for our headquarters located in Clearwater, Florida. We were paying $600 per month over a term of one year under the lease. The Company entered into a new lease agreement in January 1, 2009 for similar office space in Clearwater Florida.  Rental payments under the new lease are $300 per month on a month to month basis.  The Company also had sales office space in Orangeville, Ontario and paid $1,200 per month on a month to month agreement.  The lease of office space in Ontario ended on November 30, 2008. Rent expense for 2009 and 2008 was approximately $3,700 and $20,400 respectively.

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

On July 19, 2006, we filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida. The Defendants in the lawsuit are Sam Gettle, Guy Gettle and Verde Partners Family Limited Partnership (“Verde”). The lawsuit contends that the Defendants have committed defamatory acts against BlastGard International and its products. The lawsuit also asks for a declaration that BlastGard International is not liable for the acts complained of in the Nevada action. On BlastGard’s affirmative claims for defamation, the Florida action seeks injunctive relief and damages in excess of $15,000, exclusive of attorney’s fees and costs. Sam Gettle, Guy Gettle, and Verde counter claimed in the lawsuit alleging the same bad acts complained of in the Nevada action. The counterclaim seeks an award of unspecified damages and injunctive relief. On April 2, 2009, the company entered into a Settlement Agreement to settle our outstanding civil litigation. The company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty is not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue. Since entering into the Settlement Agreement in April 2009, the Company has paid Verde a total of $31,250 and is in arrears for $44,212.04 as of March 31, 2010.

ITEM 4.  RESERVED

PART II

5.   Market for Common Stock and Related Shareholder Matters

There is a limited public market for our Common Stock. Our common stock has been quoted on the OTC Bulletin Board under the symbol “BLGA” since March 29, 2004 (on some internet-based services such as http://finance.yahoo.com, stock quotes can be accessed using the symbol BLGA.OB).The following table sets forth the range of high and low sales prices for our Common Stock for each quarterly period indicated, in the last two fiscal years.

Quarter Ended	High Sales	Low Sales
March 31, 2008	$0.18	$0.10
June 30, 2008	$0.16	$0.05
September 30, 2008	$0.13	$0.07
December 31, 2008	$0.10	$0.02

March 31, 2009	$0.07	$0.01
June 30, 2009	$0.06	$0.02
September 30, 2009	$0.07	$0.01
December 31, 2009	$0.04	$0.01

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission.

Holders

As of March 31, 2010, there were approximately 231 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

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

Sales of Unregistered Securities

From January 1 2009 to December 31, 2009, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

March 2009	Class G Common Stock Purchase Warrants	1,800,000	Debt extension; no commissions paid	Section 4(2)	Warrants expire June 22, 2011 and are exercisable at $.03 per share

March 2009	Class G Common Stock Purchase Warrants	11,000,334	Warrant exchange	Section3(a)(9); Exchange of securities of the same issuer without any commissions being paid.	Warrants expire June 22, 2011 and are exercisable at $.03 per share

Jan. – Sept. 2009	Common Stock	1,225,000	Services rendered; no commissions paid	Section 4(2)	Not applicable

April 2009	Common Stock	3,000,000	$90,000 (cash and services; no commissions paid	Rule 506, Section 4(2)	Not applicable

May 2009	Common Stock	3,116,164	Debt conversions; no Commissions paid	Section 3(a)(9) Exchange of securities Of same issuer without Any commissions being paid.	Debt conversion At $.03 per share

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K.  Except for the historical information contained in this Form 10-K, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. Our actual results could differ materially from those discussed here.

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

Results of Operations

Year  Ended December 31, 2009 vs. 2008

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to numerous government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from the National Railroad Passenger Corporation also known as Amtrak., the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC Transit and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. For fiscal 2009, we recognized sales of $49,893 and a gross profit of $21,307, as compared to sales of $732,044 and a gross profit of $109,897 for the comparable period of the prior year.

For fiscal 2009, our overall operating and non operating expenses, including interest expense and gain on derivative liability, were relatively constant over the comparable period of the prior year. In November 2008, we took measures to reduce our monthly operating costs from approximately $110,000 per month to an estimated $50,000 per month. See “Recent Developments” under Item 7 following “Liquidity and Capital Resources.”

Our net loss for fiscal 2009 was $698,221 as compared to $1,493,945 for the comparable period of the prior year.

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

The two-pronged approach will maximize market penetration while minimizing cost. Our approach is to:

●	Develop Strategic Partners in existing well-defined markets.

●
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

In February 2009, Precision Operations Systems India Pvt. Ltd., which has been supplying security, surveillance, counter surveillance and special ops equipment to various Government entities in India, purchased BGI’s MBR (mitigated bomb receptacle) for testing. Precision is our commercial representative for India and represented BlastGard at the 12th India International Security Expo, which was held from February 22-25, 2010.  We anticipate additional sales in 2010.

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

On July 17, 2008 BlastGard announced receipt of a formal purchase agreement for 156 BlastGard MTR blast mitigated receptacles valued at approximately $700,000 for a major United States airport. BlastGard’s blast mitigating receptacles were installed throughout the facility and this very important transaction has opened the door to the Airport Security market for our Blast Mitigating Receptacles. Receptacles, which are a necessity for waste management, pose a serious threat to public safety considering how easily they can conceal an explosive device. The installation of these blast mitigating receptacles is another step toward USA airport's emphasis on safety, reliability, enhanced cleanliness and improved customer service. In addition to a $2,000,000 order from Miami Airport, which is pending the securing of grant funds, we are attempting to secure funding for  pending MTR orders from Houston Airport, San Francisco Airport, and Chicago Airport.

Liquidity and Capital Resources.

At December 31, 2009, we had cash of $1,739, accounts receivable of $0.00, a retained deficit of $13,204,719 and shareholder equity of $(803,384). During 2009, net cash was used in operating activities of $63,489. This resulted primarily from our net loss of $698,221, partially reduced by a stock based compensation non-cash charge of $154,000 and depreciation and amortization of debt discounts of $66,670. During 2009, net cash was used in investing activities of $34,748, primarily payments for deferred costs.

At December 31, 2008, we had cash of $1,477, accounts receivable of $267,964, a retained deficit of $12,506,498 and shareholder equity of $(506,980). During 2008, net cash was used in operating activities of $1,060,483. This resulted primarily from our net loss of $1,493,945, partially reduced by a stock based compensation non-cash charge of $114,000 and depreciation and amortization of debt discounts of $297,734. During 2008, net cash was used in investing activities of $77,546, primarily payments for deferred costs.

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

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at December 31, 2009.  These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company has a plan of financing to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the receipt of product licensing fees.  We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern.  Further, we can provide no assurances that a mutually acceptable licensing agreement will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 1 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

       At December 31, 2009, we had cash of $1,739. At that date, we owed approximately $279,000 pursuant to our December 2004 Debt (described herein). As of March 31, 2010, we had cash of approximately $2,760. As described under “Recent Developments” in this Item 7, we issued Class G Warrants to purchase 1,800,000 shares of the Company to the December 2, 2004 Note Holders in exchange for an extension of the due date of the Notes through November 30, 2009, and that all of these Warrants and one-half of the principal amount of the Notes were then sold to third parties.  These notes in the principal amount of $279,292 are currently past due.

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

To date, we have relied on management’s ability to raise capital through equity private placement financings to fund our operations.  We also have relied on borrowings from our Chief Executive Officer/Chief Financial Officer who has loaned the Company approximately $10,000 and from our financial institution with a personal guaranty of our Chief Executive Officer/Chief Financial Officer, in the amount of approximately $94,000, each as of April 13, 2010. We anticipate that our current and future liquidity requirements will arise from the need to finance our operations, accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital from the sale of equity and/or debt securities and/or the sale of exclusive licenses for our intellectual properties. We estimate that we will require between $1.5 million and $2.0 million in additional financing and cash flow from operations to support our operations and to meet our debt obligations as they become due and payable over the next 15 months of operations. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

Recent Developments

On October 17, 2008, in order to reduce the Company’s monthly expenses, the Board and its Chief Executive Officer, Andrew McKinnon, agreed to pay Mr. McKinnon his monthly salary, effective December 1, 2008, pursuant to his employment contract in BlastGard common stock based on a 15% discount to the fair market value of the Company’s Common Stock based on the ten preceeding trading days prior to the conversion date. The fair market value of the Company’s Common Stock is defined as the average of the closing sales price of the Company’s Common Stock on the OTC Electronic Bulletin Board for the ten trading days preceeding the last day of each month (conversion date of the monthly salary).  The salary conversion shall not at any time be convertible at a conversion price below $.10 per share (the “Floor Price”). Between December 2008 and August 31, 2009, the Company issued Mr. McKinnon 187,500 shares of restricted Common Stock per month based upon the Floor Price of $.10 per share for a total of 1,500,000 shares.

On August 10, 2009, the Board of Directors accepted the resignation of Andrew McKinnon from the position of Chief Executive Officer of the Corporation and elected Michael J. Gordon to replace Mr. McKinnon as Chief Executive Officer.

As of monthly cash budget broken dowDecember 31, 2009, BlastGard’s salary accruals and benefits to its executive officers totaled $111,956 and its other account payable totaled $332,527.  Excluding our cash needs to meet these and other debt obligations, we have a n as follows:

salaries and benefits:	$17,000
legal fees (patents & Verde)	11,000
professional fees	8,000
office overhead	3,000
Travel	5,000
research and development	3,000
Miscellaneous	3,000
Total	$50,000

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

During the Warrant Reduction Period, the Company cancelled Class A, C, D, E and F Warrants totaling the rights to purchase 11,000,334 shares of the Company’s Common stock and issued an equal number of Class G Warrants in exchange thereof. Currently, the Company has outstanding the following Warrants:

Class of Warrant	Number of Warrants Outstanding
Undefined	—
Class A	—
Class C	1,921,500
Class D	324,000
Class E	162,000
Class F	2,097,620
Class G	12,244,164

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

In May, 2009, $93,097 of the Notes and $388 in interest was converted at $.03 per share into 3,116,164 shares of the Company’s Common Stock, reducing the principal balance of the debt underlying the 2004 Notes to $279,292 as of December 31, 2009.

The notes are secured by all of the Company’s assets until the notes have been fully paid or fully converted into common stock.  See “Recent Developments” under this “Item 6” for additional information.

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

Recently Issued Accounting Pronouncements

During the past two years, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, FSAS No. 161, FSAS No. 162, FSAS No. 163, FSAS No. 164, FSAS No. 165, FSAS No. 166, FSAS No. 167 and FSAS No. 168, FIN 48 and various Accounting Standards Codification updates which are described in Note 1, “Recent Accounting Pronouncements” of the Notes to Financial Statements contained in our latest annual report on Form 10-K filed with the Security and Exchange commission on March 15,  2010. Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

ITEM 8.  FINANCIAL STATEMENTS

The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Blastgard International, Inc.

I have audited the balance sheets of BlastGard International, Inc. as of December 31, 2009 and the related statement of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements were the responsibility of the Company’s management. My responsibility was to express an opinion on these financial statements based on our audits. The financial statements of BlastGard International, Inc., as of December 31, 2008, were audited by other auditors, whose report dated April 14, 2009 expressed an unqualified opinion on those financial statements with explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. My opinion on the statement of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2008 insofar as it relates to amounts for the periods through December 31, 2008 is based solely on the report of other auditors.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of BlastGard International, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has used significant cash in support of its operating activities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA
Palm Harbor, Florida
March 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Blastgard International, Inc.

We have audited the balance sheet of BlastGard International, Inc. as of December 31, 2008, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BlastGard International, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Cordovano and Honeck LLP
Englewood, Colorado
April 14, 2009

Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Current assets:
Cash	$1,739	$1,477
Receivables:
Trade, net	—	267,964
Other	—	—
Inventory	67,126	77,893
Prepaid expenses	—	17,644
Total current assets	68,865	364,978

Property and equipment, net	320	1,096
Other assets:
Debt issue costs, net	—	-
Intangibles, net	26,277	18,303
Deferred costs	179,112	153,900
Deposits	817	1,096

	$275,391	$539,373

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on convertible notes payable, net of
unamortized discount of $0 and $0	$634,292	$727,389
Line of Credit	91,380	82,881
Accounts payable	139,603	84,728
Accrued payroll	111,956	26,355
Short term portion of settlement payable	75,000	62,500
Related party loans	26,544	—
Total current liabilities	1,078,775	983,853

Long term portion of settlement payable	—	62,500

Shareholders’ equity
Preferred stock, $.001 par value; 1,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized,
50,086,142 and 42,369,978 shares issued and outstanding	50,086	42,370
Additional paid-in capital	12,351,249	11,957,148
Retained deficit	(13,204,719)	(12,506,498)
Total shareholder’s equity	(803,384)	(506,980)

	$275,391	$539,373

Statements of Operations
Years ended December 31, 2009 and 2008

	2009	2008
Revenues:
Sales	$49,893	$732,044
Cost of goods sold	28,586	622,147
Gross profit	21,307	109,897

Operating expenses:
General and administrative	591,566	989,352
Research and development	25,110	148,133
Depreciation and amortization	2,338	5,348
Total operating expenses	619,014	1,142,833

Operating loss	(597,707)	(1,032,936)

Non-operating income/(expense):
Gain on derivative liability (Note 6)	—	34,000
Interest income	2	10,030
Rental income	1,200	—
Loss on conversion of debt	—	(5,562)
Loss on disposal of assets	—	—
Settlement loss and royalty expense	(508)	(125,000)
Interest expense (Notes 4 and 5):
Amortized debt issue costs	—	(56,530)
Amortized debt discount	(64,332)	(235,856)
Other	(36,876)	(82,091)

Loss before income taxes	(698,221)	(1,493,945)

Income tax provision (Note 3)	—	—

Net loss	$(698,221)	$(1,493,945)

Basic and diluted loss per share	$(0.01)	$(0.04)

Basic and diluted weighted average
common shares outstanding	47,354,199	40,714,954

Statement of Changes in Stockholders Equity
For the Years ended December 31, 2009 and 2008

			Additional
	Common Stock	Common Stock	Paid in	Retained
Description	No. of Shares	Par Value	Capital	Deficit	Total
Balance - 12/31/07	39,786,554	$39,787	$11,644,632	$(11,012,553)	$671,866
				-
Conversion of debt	2,395,924	2,395	248,420	—	250,815
Stock in lieu of salary	187,500	188	18,562	—	18,750
Modification of compensatory warrants and options	-	-	45,534	—	45,534
2008 loss	-	-	-	(1,493,945)	(1,493,945)

Balance - 12/31/08	42,369,978	42,370	11,957,148	(12,506,498)	(506,980)
				—
Sale of stock	3,000,000	3,000	87,000		90,000
Stock in lieu of salary	1,125,000	1,500	148,500	—	150,000
Conversion of debt	3,116,134	3,116	90,369	—	93,485
Stock for services	100,000	100	3,900		4,000
Discount on convertible debt assumed	—	—	64,332	—	64,332
2009 loss				(698,221)	(698,221)
					-
Balance - 12/31/09	49,711,112	$50,086	$12,351,249	$(13,204,719)	$(803,384)

Statements of Cash Flows
Years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(698,221)	$(1,493,945)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,338	5,348
Amortization of debt issue costs	64,332	56,530
Revalue warrants	—	5,534
Stock-based compensation	154,000	58,750
Stock given for interest	388	49,716
Discount on convertible notes payable	—	235,856
Loss on conversion of debt	—	5,562
Gain/(loss) on derivative liability	—	(34,000)
Changes in operating assets and liabilities:
Accounts receivable	267,964	(236,719)
Inventory	10,767	43,330
Other operating assets	17,923	36,238
Accounts payable and accruals	90,476	207,317
Related party payable	26,544	—

Net cash used in
operating activities	(63,489)	(1,060,483)

Cash flows from investing activities:
Payments for deferred costs	(34,748)	(77,546)
Net cash used in
investing activities	(34,748)	(77,546)

Cash flow from financing activities:
Net proceeds from line of credit	8,499	82,881
Proceeds from sale of stock	90,000	—
Payments for debt principal	—	(328,354)
Net cash provided by
financing activities	98,499	(245,473)

Net change in cash	262	(1,383,502)

Cash, beginning of period	1,477	1,384,979

Cash, end of period	$1,739	$1,477

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$36,488	$32,375
Income taxes	$—	$—

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

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern was dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company plans to generate the necessary cash flows with increased sales revenue over the next 12 months.  However, should the Company’s sales not provide sufficient cash flow; the Company has plans to raise additional working capital through debt and/or equity financings.    There was no assurance the Company will be successful in producing increased sales revenues or obtaining additional funding through debt and equity financings.

Convertible debt

On June 22, 2006, we borrowed the principal amount of $1,200,000 (the “June 2006 Debt”) from two non-affiliated persons (the “Lenders”) due June 22, 2008. Pursuant to an agreement dated as of August 7, 2007 (the “August 2007 Agreement”), Robert F. Rose Investments and two other non-affiliated parties (collectively hereinafter referred to as the “Purchasers”) entered into an agreement with the Lenders to purchase the June 2006 Debt, which transaction was personally guaranteed by Mr. Rose. Upon the completion of said transaction, the Purchasers had agreed to automatically convert their June 2006 Debt into shares of our Common Stock at $.30 per share. To date, $795,000 of the $1,200,000 has been completed and converted into our Common Stock at $.30 per share and $50,000 in principal was paid back. Pursuant to an agreement dated as of September 21, 2007, the Purchasers agreed to assign the remaining $355,000 to be purchased pursuant to the August 2007 Agreement to five non-affiliated persons (collectively hereinafter referred to as the “Assignees”) and the Assignees deposited $355,000 in escrow with Lenders’ attorney, as Escrow Agent. Subsequently, the Assignees notified the Escrow Agent that it should not release the escrowed funds from escrow and demanded the return of their funds. Said $355,000 was currently the subject of a legal dispute and to our knowledge such funds were being held in escrow by the Lenders’ attorneys. Although there was a dispute as to the rights and obligations of the parties pursuant to the aforementioned agreements and the possible conversion of the June 2006 Debt into shares of our Common Stock, we had continued to make the quarterly interest payments on the June 2006 Debt so as to avoid any claim of default. However, on June 22, 2008, the June 22, 2006 debt became due and payable and no payment of principal or accrued interest thereon was made by us. It was management’s position, although no assurance can be given in this regard, that we do not owe the lenders the $355,000 and that we were obligated to deliver 1,183,333 shares of common stock to the assignees upon conversion thereof. Nevertheless, we have continued to include the principal of the June 2006 Debt (exclusive of interest after June 22, 2008) on our consolidated balance sheet in order to reflect the worst case scenario.

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considered all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at December 31, 2009.

Financial Instruments

The carrying amounts of cash, receivables and current liabilities approximated fair value due to the short-term maturity of the instruments.  Debt obligations were carried at cost, which approximated fair value due to the prevailing market rate for similar instruments.

Fair Value Measurement

All financial and nonfinancial assets and liabilities were recognized or disclosed at fair value in the financial statements.  This value was evaluated on a recurring basis (at least annually).  Generally accepted accounting principles in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on a measurement date. The accounting principles also established a fair value hierarchy which required an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs were used to measure fair value.

Level 1: Quotes market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that were corroborated by market data.
Level 3: Unobservable inputs that were not corroborated by market data.

Accounts Receivable

Accounts receivable consisted of amounts due from customers (mostly government agencies) based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of December 31, 2009, management believes an allowance for uncollectible accounts in the amount of $3,873 was adequate.

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

Inventory

Inventory was stated at the lower of cost (first-in, first-out) or market.  Market was generally considered to be net realizable value.  Inventory consisted of materials used to manufacture the Company’s BlastWrap® product and finished goods ready for sale.  The breakdown of inventory at December 31, 2009 and 2008 was as follows:

	2009	2008

Finished goods	$49,941	$63,368
Materials and supplies	17,185	14,525

Total inventory	$67,126	$77,893

Property and Equipment

Property and equipment were stated at cost. Depreciation was calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years.  Expenditures for additions and improvements were capitalized, while repairs and maintenance costs were expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of were removed from the accounts and any gain or loss was recorded in the year of disposal.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets at least annually.  Impairment losses were recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted future cash flows estimated to be generated by those assets were less than the assets’ carrying amount.   If such assets were impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of were reported at the lower of the carrying value or fair value, less costs to sell.

Debt Issue Costs

The costs related to the issuance of debt were capitalized and amortized to interest expense using the straight-line method over the lives of the related debt.  The straight-line method results in amortization that was not materially different from that calculated under the effective interest method.

Deferred Costs

Patent and trademark application costs were capitalized as deferred costs.  If a patent or trademark application was denied or expires, the costs incurred were charged to operations in the year the application was denied or expires.  Amortization commences once a patent or trademark was granted.

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

Revenue Recognition

Sales revenue was recognized upon the shipment of product to customers.  Allowances for sales returns, rebates and discounts were recorded as a component of net sales in the period the allowances were recognized.

Research and Development

Research and development costs were expensed as incurred.

Advertising

Advertising costs were expensed as incurred.  Advertising costs of $0 and $5,500 were incurred during the years ended December 31, 2009 and 2008, respectively.

Income Taxes

Income taxes were provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting.  Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities were recovered or settled.  Deferred tax assets were also recognized for operating losses that were available to offset future taxable income and tax credits that were available to offset future federal income taxes, less the effect of any allowances considered necessary. The company use guidance provided by FIN 48, Accounting for Uncertainty in Income Taxes, for reporting uncertain tax provisions.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using assumptions for volatility, expected term, risk-free interest rate and dividend yield. We have used one grouping for the assumptions as our option grants were primarily basic with similar characteristics. The expected term of options granted has been derived based upon our history of actual exercise behavior and represents the period of time that options granted were expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility was based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield was based on the historical dividend yield.

Loss per Common Share

Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of December 31, 2009, there were 3,420,000 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive. In addition, at December 31, 2009 the Company had 16,749,284 warrants outstanding issued in connection with convertible promissory notes and stock sales that were also excluded because they were anti-dilutive.

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification ("ASC") effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC was an aggregation of previously issued authoritative U.S. generally accepted accounting principles ("GAAP") in one comprehensive set of guidance organized by subject area.  In accordance with the ASC, after June 30, 2009, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).  The ASC did not have an effect on the Company's results of operations or financial condition.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our condensed financial statements.

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multi-Deliverable Revenue Arrangements, (Topic 605) Revenue Recognition.  This Accounting Standards Update amends subtopic 605-25 to allow vendors to account for products or services separately rather than as a combined unit.  The amendment addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The adoption of ASU 2009-13 will not have material impact on our condensed financial statements.

In November 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-15, Accounting for Own Share Lending arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends certain provisions in Topic 470 to include own-share lending arrangements.  The adoption of ASU 2009-15 will not have material impact on our condensed financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing, (Topic 860), Accounting for Transfers of Financial Assets. This Accounting Standards Update amends certain language throughout the topic for changes made by FASB statement 166, above.  The adoption of ASU 2009-16 will not have material impact on our condensed financial statements.

(2)	Property and Equipment

Property and equipment consisted of the following at December 31:

	2009	2008
Equipment	$60,707	$60,707
Furniture	15,057	15,057

Gross property	75,764	75,764
Less accumulated depreciation	(75,444)	(74,668)

	$320	$1,096

Depreciation expense totaled $776 and $4,021, respectively, for the years ended December 31, 2009 and 2008.

(3)	Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consisted of the following at December 31, 2009 and 2008:

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

	2009	2008
$500,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0 and $0, respectively	$150,166	$300,331

$93,096 convertible promissory note (1/4 of
previous outstanding notes) issued December
2, 2004, due November 30, 2009, 8% interest
Net of unamortized discount of $0 and $0, respectively	93,096	-

$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0 and $0, respectively	17,325	34,650

$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0 and $0, respectively	15,241	30,481

$10,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0 and $0, respectively	3,464	6927

	279,292	372,389

Less: current maturities	(279,292)	(372,389)

	$-	$-

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

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of the Company’s common stock at a conversion price per share set forth below, subject to adjustment in certain circumstances if the notes were then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price. From March 20, 2008 through October 20, 2008, the Note holder could have elected at any time to convert through the Maturity Date of the Notes and thereafter until the Notes were paid in full, the unpaid principal of the Notes and the accrued interest thereon at a 10% discount (15% discount if the average trading volume per day over the ten preceding trading days prior to a conversion date was 60,000 shares per day or less) to the fair market value of the Company’s Common Stock. The fair market value of the Company’s Common Stock was defined as the average of the closing sales price of the Company’s Common Stock on the OTC Electronic Bulletin Board for the ten trading days preceding each respective conversion date of the Note(s). Notwithstanding anything contained herein to the contrary, the Notes shall not at any time be convertible at a conversion price below $.10 per share (the “Floor Price”) or above a ceiling price of $.25 per share (the “Ceiling Price”). In October 2008, the conversion price was fixed at $.10 per share pursuant to anti-dilution provisions of the Note. During March 2009, the holders of certain senior convertible securities originally issued on December 2, 2004, extended the due date of the debt to November 30, 2009 in exchange for the issuance of Class G warrants to purchase 1,800,000 shares of common stock in the Company.  In March 2009, the conversion price of the Notes was also lowered to $.03 per share. Concurrently, the Class A, C, D, E and F warrants held by these investors were cancelled and an equal number of Class G warrants were issued as replacements.

In May, 2009, $93,097 of the Notes and $388 in interest was converted at $.03 per share into 3,116,164 shares of the Company’s Common Stock, reducing the principal balance of the debt underlying the 2004 Notes to $279,292 as of December 31, 2009.

The notes were secured by all of the Company’s assets until the notes have been fully paid or fully converted into common stock.

Detachable common stock warrants issued with 2004 convertible promissory notes

In March 2009, the Company issued 1,800,000 warrants to new investors who assumed one half of the 2004 debt from the existing holders. The Company used the Black-Scholes model to estimate the value of these warrants at $58,612. The assumptions used to value the warrants were as follows:

Risk-free interest rate	1.0%
Dividend yield	0.00%
Volatility factor	194.26%
Weighted average expected life	1.61 years

The relative fair value of these warrants was calculated at $44,579. This relative fair value was recorded as a discount to the assumed debt and amortized to interest over the remaining life of the loans. The relative fair value of previously issued detachable warrants associated with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount was amortized over the original life of the debt.

At December 31, 2009, there were 9,292,158 warrants outstanding and exercisable associated with this debt. These warrants were valued at $302,569.

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

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

The Company’s subordinated, convertible promissory notes payable consist of the following at December 31, 2009 and 2008:

$600,000 subordinated, convertible promissory note	2009	2008
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $0 and $0, respectively	$355,000	$355,000
	355,000	355,000

Less: current maturities	(355,000)	(355,000)
	$-	$-

These notes were subordinated to the convertible promissory notes listed above, which were collateralized by all of the Company’s assets until the notes have been fully paid or fully converted into common stock.

The individual note holders have the right, at their option, to convert the principal amount of the note into fully paid and non-assessable shares of the Company’s common stock at a conversion price per share described below, subject to adjustment in certain circumstances if the notes were then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price.

The convertible notes, which aggregate in principal $355,000, were currently the subject of a legal dispute. The original holders of these notes agreed to sell these notes to third parties, which parties assigned a portion of these rights to five assignees. The third parties and their assignees agreed at each closing to convert their debt into BlastGard common stock at a fixed conversion price of $.30 per share. The original owners of these notes and the third parties (but not the assignees) have entered into agreements with BlastGard such that in the event they were determined by a court of law or settlement agreement to be the owners of the notes, each note shall be convertible into common stock based upon the same formulas and conversion rights as those then held by the holders of the December 2004 notes currently due August 29, 2008. In the event the assignees were determined to be the rightful owners of the notes due June 22, 2008, then these notes would continue to convert at a fixed conversion price of $.30 per share.

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

Carrying value of subordinated, convertible notes payable

The conversion of the subordinated, convertible notes payable was fixed at $0.10 per share of the Company’s common stock.  Options embedded in contracts containing the price of a specific equity instrument were not clearly and closely related to an investment in an interest-bearing note and the embedded derivative was separated from the host contract.  As a result, the Company bifurcated the option resulting from the conversion feature and classified it as a derivative liability.  At December 31, 2009, $355,000 in principal of the subordinated convertible notes was awaiting conversion.

The following table presents the allocation of proceeds from the financing and the subsequent revaluation of the warrants and derivative liability.

Principal balance of the notes	$1,200,000
Less debt discounts:
Fair value of warrants (below)	(768,000)
Fair value of conversion option (below)	(432,000)
Plus amortization of discounts to December 31, 2007	552,490
Less the conversion of debt	(795,000)
Plus the revaluation of discount and conversion option	494,676
Current year-to-date amortization of discounts	152,834
Principle payment in 2008	(50,000)
Carrying value at December 31, 2009	$355,000

Derivative Financial Instrument

The Company generally does not use derivative instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as embedded conversion features, where an embedded option in a debt security contains the price of a specific equity instrument, were bifurcated and were classified as derivative liabilities. Such financial instruments were initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

		Number of Shares
		In Which The
	Derivative	Derivative Liability
	Liability	Can Be Settled
Embedded conversion feature, June 22, 2006	$432,000	1,600,000

Embedded conversion feature, December 31, 2006	160,000	1,600,000

Embedded conversion feature, December 31, 2007	34,000	1,600,000

Embedded conversion feature, December 31, 2008	0	2,000,000

Embedded conversion feature, December 31, 2009	0	0
Current year to date change	$-

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

The change on the derivative liability resulted in a gain of $ 0 and $34,000 for the years ended December 31, 2009 and 2008.

Detachable common stock warrants issued with subordinated convertible promissory notes

The warrants were detachable and were valued separately from the convertible notes payable. Therefore, the total fair value of the warrants, $1,200,000, was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. Changes to the value of the warrants were also charged to additional paid-in-capital and discount on convertible notes payable. The remaining discount was amortized over the life of the debt. At December 31, 2009, there were 7,457,126 warrants outstanding and exercisable associated with this debt. These warrants were valued at $182,012.

Debt issue costs

The subordinated, convertible debt discounts and related debt issue costs have been fully amortized.

(5)	Detachable common stock warrants issued with convertible and subordinated convertible promissory notes

The Company issued warrants with both the convertible promissory notes, in 2004 and the subordinated convertible promissory notes in 2006.  The company issued additional warrants in 2004 for a consulting agreement and in 2007 with the sale of stock and a penalty.  The information contained in this Note 5 was as of December 31, 2009 unless otherwise noted.

The fair value of detachable warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable.  The discount was amortized over the life of the debt.  As the discount was amortized, the reported outstanding principal balance of the notes approached the remaining unpaid value ($279.292 and $355,000 at December 31, 2009 for the 2004 and 2006 debt respectively.).

The warrants were revalued twice in 2007 and once in 2008 due to changes in the agreements with the note holders.  The original number of warrants issued and the exercise price were as follows:

	Number		Exercise
Description	Issued		Price
2004 debt “A”, “B”, “C”, “D”, “E”, “F” warrants	2,113,758	$	$1.00 - $2.00
2006 debt “C”, “D”, “E” and “F” warrants	4,066,666	$	$0.75 - $2.00
2004 Consulting agreement	150,000	$	$5.00
2007 sale of stock	6,614,688	$	$0.45
2007 10% penalty on sale of stock	661,479	$	$0.45
2007 Broker warrants	1,988,815	$	$0.32
Total	16,198,106

On OctobOn October 17, 2008, the Board of Directors agreed to extend the expiration date for an additional 92 days of certain unclassified warrants to purchase 9,264,970 shares that would otherwise have expired at the close of business on October 20, 2008. These warrants which were exercisable at $.45 per share will now be exercisable at a reduced exercise price of $.10 per share through the close of business on January 20, 2009.

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

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

The fair value for the warrants was estimated at the date of revaluation using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.83% - 1.64%
Dividend yield	0.00%
Volatility factor	136.22% - 187.85%
Expected life	0.3 – 1.84 years

The number of warrants outstanding, the associated exercise price and value after the revaluation was as follows:

	Number	Exercise		Fair
Description	Issued	Price		Value
Class “A” warrants	556,170	$0.10		$10,571
Class "C" warrants	5,498,999	0.10		104,839
Class “D” warrants	324,000	0.10		6,177
Class “E” warrants	162,000	0.10		3,089
Class "F" warrants	8,964,285	0.10		170,906
Undefined warrants	9,414,970	$0.10		114,158
	24,920,424		Total	$ 409,739

In March 2009, the Company issued 1,800,000 warrants to new investors who assumed one half of the 2004 debt from the existing holders. The Company used the Black-Scholes model to estimate the value of these warrants at $58,612. The assumptions used to value the warrants were as follows:

Risk-free interest rate	1.0%
Dividend yield	0.00%
Volatility factor	194.26%
Weighted average expected life	1.61 years

The relative fair value of these warrants was calculated at $44,579. This relative fair value was recorded as a discount to the assumed debt and amortized to interest over the remaining life of the loans. The relative fair value of previously issued detachable warrants associated with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. The discount was amortized over the original life of the debt.

Also, during March 2009, the holders of certain senior convertible securities originally issued on December 2, 2004, extended the due date of the debt to November 30, 2009 in exchange for the issuance of Class G warrants to purchase 1,800,000 shares of common stock in the Company.

In March 2009, the conversion price of the Notes was also lowered to $.03 per share. Concurrently, the Class A, C, D, E and F warrants held by these investors were cancelled and an equal number of Class G warrants were issued as replacements.

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

The number of warrants outstanding, the associated exercise price and value after the reallocation was as follows:

	Number	Exercise	Fair
Description	Issued	Price	Value
Class “A” warrants	-	$0.10	$-
Class "C" warrants	1,921,500	0.10	36,634
Class “D” warrants	324,000	0.10	6,177
Class “E” warrants	162,000	0.10	3,089
Class "F" warrants	2,097,620	0.10	39,991
Class “G” warrants	12,244,164	$0.10	398,690
Total	16,749,284		$484,581

(6)	Shareholders’ Equity

Preferred stock

The Company was authorized to issue 1,000 shares of $.001 par value preferred stock.  The Company may divide and issue the Preferred Shares in series.  Each Series, when issued, shall be designated to distinguish them from the shares of all other series. The relative rights and preferences of these series include preference of dividends, redemption terms and conditions, amount payable upon shares of voluntary or involuntary liquidation, terms and condition of conversion as well as voting powers.

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

From January through August 2009, an officer accepted 187,500 shares per month in lieu of his salary for the first eight months of 2009.  This stock was accepted at a negotiated price of $0.10 per share rather than the lower market value of the stock so as not to trigger anti-dilution provisions in the debt and warrants.  The total salary converted to stock was $150,000.  The value of the stock when issued was less than $40,000. The Company did not record a gain on the issuance of stock because the transaction was with a related party.  The difference between the salary and the value of the stock was applied to additional paid in capital.

In April, 2009, the Board of Directors approved the issuance of 3,000,000 restricted shares of Common Stock of the Company at a purchase price of $.03 per share ($90,000 in the aggregate). Mr. McKinnon, the Company’s CEO at that time, purchased the shares via a Subscription Agreement.  Approximately $1,200 of the subscription price was paid in exchange for services rendered and the balance of the subscription price was paid in cash.

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

Also in April 2009, the company issued 100,000 shares of stock in exchange for $4,000 of consulting services.

In May, 2009, $93,097 of the 2004 Notes and $388 in interest was converted at $.03 per share into 3,116,164 shares of the Company’s Common Stock, reducing the principal balance of the debt underlying the 2004 Notes to $279,292 as of December 31, 2009.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees.

Options were granted at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant. During the years ended December 31, 2009 no options were granted and 1,266,667 options expired when sales goals were not met.

On October 17, 2008, the board agreed to change the exercise price for all options to $0.10 per share.  The revaluation of the options created an additional $40,000 in compensation costs on options that were ready vested.  These costs were included in the compensation costs for 2008.  In addition, the revaluation of certain stock warrants, discussed above, created $5,534 in compensation costs.

 Our results of operations include stock-based compensation for the twelve months ended December 31, as follows:

	Twelve months ended December 31,
	2009	2008

General and administrative	$-	$45,534
Less: Tax effect of non-qualified options	-	-

	$-	$45,534

We used the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense for the years ended December 31, 2009 and 2008 were calculated as follows:

●	Expected dividend yield — based on the Company’s historical dividend yield.

●	Expected volatility — based on the Company’s historical market price at consistent points in a period equal to the expected life of the options.

●	Risk-free interest rate — based on the U.S. Treasury yield curve in effect at the time of grant.

●
Expected life of options — calculated using the simplified method as prescribed in Staff Accounting Bulletin No. 107, where the expected life was equal to the sum of the vesting period and the contractual term divided by two.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2009 and 2008:

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

	2009	2008
Expected dividend yield	-%	-%
Expected volatility	-%	136.22%
Risk-free interest rate	-%	0.83 – 1.64%
Expected life of options	-	2-3

There were no net cash proceeds from the exercise of stock options for the twelve months ended December 31, 2009 or 2008.  At December 31, 2009, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity as of and for the twelve months ended December 31, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2009	5,578,334	$0.10	2.9 years
Granted	-	-
Exercised	-	-
Forfeited/expired/cancelled	(1,391,667)	0.10

Options Outstanding – December 31, 2009	4,186,667	$0.10	2.2 years		$91,456

Outstanding Exercisable – January 1, 2009	3,545,000	$0.10	2.9 years	$
Outstanding Exercisable – December 31, 2009	3,420,000	$0.10	2.2 years		$73,630

The total grant date fair value of options vested during the twelve months ended December 31, 2009 and 2008 was $0 and $0, respectively.

The following table represents our non-vested stock option activity for the twelve months ended December 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options - January 1, 2009	2,033,334	$0.10
Granted	-	-
Vested
Forfeited/expired/cancelled	(1,266,668)	0.45-

Nonvested Options – December 31, 2009	766,666	$0.10

(6) Related Party Transactions

During the twelve months ended December 31, 2009, the Company borrowed approximately $98,000 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. Currently, $91,380 was owed pursuant to the line of credit (inclusive of interest) at December 31, 2009.

 (7)         Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	December 31, 2009	December 31, 2008
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of Federal	3.6%	3.6%
Permanent book-tax differences	(0.03%)	(0.03%)
Net operating loss(NOL) for which no tax benefit was available.	-37.57%	-37.57%

Net tax rate	0.00%	0.00%

At December 31, 2009, deferred tax assets consisted of a net tax asset of approximately $4,951,000, due to operating loss carryforwards of approximately $13,167,000, which was fully allowed for, in the valuation allowance of $4,951,000.  The valuation allowance offsets the net deferred tax asset for which it was more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the years ended December 31, 2009 and 2008 totaled approximately $249,000 and $560,000 respectively.  The current tax benefit also totaled $249,000 and $560,000 for the years ended December 31, 2009 and 2008, respectively.  The net operating loss carryforwards expire through the year 2029.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets was no longer impaired and the allowance was no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

(8)         Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”).  At December 31, 2009, the Company had no funds in excess of the FDIC insurance limits.

(9)         Commitments and Contingencies

Office Lease

The Company entered into a new lease agreement in June 2007 for office space in Clearwater Florida.  Rental payments under the lease were $600 per month on a month to month basis.  The Company entered into a new lease agreement in January 1, 2009 for similar office space in Clearwater Florida.  Rental payments under the new lease were $300 per month on a month to month basis.  The Company also had sales office space in Orangeville, Ontario and paid $1,200 per month on a month to month agreement.  The lease of office space in Ontario ended on November 30, 2008. Rent expense for 2009 and 2008 was approximately $3,700 and $20,400 respectively.

Litigation

Verde Partners Family Limited Partnership

The Company was served with a lawsuit that was filed on September 12, 2005 in the Second Judicial District Court in Washoe County, Nevada as case number CV-05-02072. The plaintiff in the lawsuit was Verde Partners Family Limited Partnership (“Verde”). The lawsuit makes a variety of claims and contends that the Company and certain officers of the Company misappropriated certain technology, including two patents, and seeks damages “in excess of $10,000”.  The action was removed to federal court in Nevada.  A motion was pending to have the case dismissed as to Blastgard International, Inc., and all other defendants, for lack of personal jurisdiction.  There was also a motion pending for a more definite statement in that three of the claims by Verde were conclusory, vague and ambiguous.

On July 14, 2006, the United States District Court rendered its decision in this case. It was ordered and adjudged that the motion to dismiss the individual defendants and the motion to dismiss the BlastGard defendants was granted. Defendants’ motion for a more definite statement was moot. The Court entered judgment on July 17, 2007 in favor of all Defendants and against the Plaintiff. The Plaintiff had 30 days from the date of the judgment (July 17) to file a notice of appeal. No notice was filed.

On July 19, 2006, the Company filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida. The Defendants in the lawsuit were Sam Gettle, Guy Gettle and Verde Partners Family Limited Partnership (“Verde”). The lawsuit contends that the Defendants have committed defamatory acts against BlastGard International and its products. The lawsuit also asks for a declaration that BlastGard International was not liable for the acts complained of in the Nevada action. On BlastGard’s affirmative claims for defamation, the Florida action seeks injunctive relief and damages in excess of $15,000, exclusive of attorney’s fees and costs. Sam Gettle, Guy Gettle, and Verde counter claimed in the lawsuit alleging the same bad acts complained of in the Nevada action. The counterclaim seeks an award of unspecified damages and injunctive relief.

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At December 31, 2009, the Company was in arrears on three monthly payments on the settlement.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(1) Previous Independent Auditors:

a.
On February 8, 2010, the Company dismissed our independent registered auditor, Cordovano and Honeck LLP of Englewood Colorado (“C & H”), based on their notification to us of their partner service limitation.

b.
C & H’s report on the financial statements for the years ended December 31, 2008 and 2007 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting. The auditor’s opinion letter did include an uncertainty paragraph regarding the Company’s ability to continue as a going concern
.

c.
Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the years ended December 31, 2008 and 2007 and any subsequent interim period through February 8, 2010, including its review of financial statements of the quarterly periods through September 30, 2009, there have been no disagreements with C & H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of C & H would have caused them to make reference thereto in their report on the financial statements.

d.
During the two most recent fiscal years and any subsequent interim period through February 8, 2010, including the most recent review period of September 30, 2009, there have been no reportable events with us as set forth in Item 304(a)(i)(v) of Regulation S-K.

e.	We requested that C & H furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as an Exhibit to this Form 8-K.

 (2) New Independent Accountants:

a.	We engaged Peter Messineo, CPA of Palm Harbor Florida, as our new independent registered auditor on February 10, 2010.
b.
Prior to February 10, 2010, we did not consult with  Mr. Messineo regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Mr. Messineo, or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

ITEM 9A(T).  CONTROLS AND PROCEDURES

The Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company has a Board of Directors which is currently comprised of four members and three vacancies in our Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of our Board of Directors and our executive officers and their respective age and position are as follows:

Name	Age	Position with Registrant	Director of Registrant Since

Andrew R. McKinnon	63	Director	October 2007
James F. Gordon (1)	67	President, Chairman of the Board and Director of Blast Mitigating Receptacles	January 2004
Michael J. Gordon (1)	52	CEO, CFO, VP – Corporate Administration and Director	January 2004
Paul Henry	58	Director	February 2010
__________
(1)  James F. Gordon and Michael J. Gordon are brothers.

Indemnification of Executive Officers

James F. Gordon is President and Director of Blast Mitigating Receptacles, and Michael J. Gordon is Chief Executive Officer and Chief Financial Officer. The biographies of our directors and executive officers are provided below.

Andrew R. McKinnon – Was BlastGard’s Chief Executive Officer from April 2007 through June 30, 2009 and a Board member since October 2007. Mr. McKinnon has been CEO of Phoenix Alliance Corp. and PAC Business Group since 2004. Mr. McKinnon is an internationally known public speaker and has been a turn-a-round specialist for the past twenty years. Mr. McKinnon and his wife, own one of Canada’s Premier Thoroughbred Breeding operations. As a past member of The International Speakers Bureau, Mr. McKinnon has spoken on various topics in 14 countries and participated in the re-organization of companies varying in size from multi-national to small franchise operations. Mr. McKinnon founded Horsebrokers International in 1995 and was its Chief Executive Officer until 2000. In 1980 Mr. McKinnon founded what was to become one of Canada’s largest specialty furniture franchise companies and subsequently sold the company in 1986. In 1973 Mr. McKinnon co-founded a small Floor Coverings Company that by 1978 had become the largest volume retailer in Canada and subsequently sold the company in 1979. Mr. McKinnon has served as a sponsor and advisor to the fundraising committee of Olds College, Alberta Horse Industries Branch, the re-election campaign fund in Western Canada for the late Prime Minister Pierre Elliot Trudeau and as a Sponsor of The Calgary Stampede.

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

 Paul W. Henry - In February 2010, Paul Henry was appointed to fill a vacancy on the board of directors. Mr. Henry has served since 2008 in new business development for Colchis Capital Management of San Francisco, an alternative investment management firm.  Since 1987, Mr. Henry has served as an investment banker, business advisor, and/or director of several start-up and emerging companies, including the following: Caithness Energy, an independent power producer based in New York City; Essex Investment Management Company, an investment advisory firm based in Boston, Massachusetts; Phoenix Information Systems, an information technology and services company based in St. Petersburg, Florida; DragonHorse International, a China business development company based in Florida; and Prescott & Forbes, a start-up materials science company based in Indianapolis, Indiana. From 1983 to 1987, Mr. Henry was employed by Connecticut Financial Management Company in Boston as a personal financial advisor.  Mr. Henry has a BA in economics from Yale University and an MBA from Northeastern University Graduate School of Business.

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

Compensation Committee

Our Compensation Committee consists of its members, namely, James F. Gordon and two vacancies. Our Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from time to time; however, such functions shall, at a minimum, include the following:

●
to review and approve corporate goals and objectives relevant to senior executive compensation, evaluate senior executive performance in light of those goals and objectives, and to set the senior executive compensation levels based on this evaluation;

●	to approve employment contracts of its officers and employees and consulting contracts of other persons;
●	to make recommendations to the Board with respect to incentive compensation plans and equity-based plans, including, without limitation, the Company’s stock options plans; and
●	to administer the Company’s stock option plans and grant stock options or other awards pursuant to such plans.

Management Committee

In March 2007, our Board of Directors established a Management Committee and adopted a written charter. The members of our Management Committee consist of James F. Gordon, Michael J. Gordon and Andrew McKinnon . The charter includes, among other things, the following responsibilities of the Management Committee:

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

Corporate Governance

       Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Colorado and our By-Laws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management.

       We continue to review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company. We have adopted changes and will continue to adopt changes, as appropriate, to comply with the Sarbanes-Oxley Act of 2002 and subsequent rule changes made by the SEC and any applicable securities exchange.

Director Qualifications and Diversity

       The board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the defense, sales and marketing and capital market industries.

       In evaluating nominations to the Board of Directors, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

Risk Oversight

        Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to a board committee or the full board for oversight as follows:

       Full Board - Risks and exposures associated with corporate governance, and management and director succession planning, strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

       Audit Committee - Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

       Compensation Committee - Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

       The Chairman of the Board presides at all meetings of the Board. The Chairman is appointed on an annual basis by at least a majority vote of the remaining directors. Currently, the offices of Chairman of the Board and Chief Executive Officer are not separated. The company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is part of the succession planning process and that it is in the best interests of the company to make this determination from time to time.

Review of Risks Arising from Compensation Policies and Practices

       We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

Audit Committee

The sole member of the Company’s audit committee is Paul Henry. Joel Gold was the sole member before he resigned from the Board in February 2010. Management believes that Mr. Henry is an independent director and he may be deemed to be a “Financial Expert” within the meaning of Sarbanes Oxley Act of 2002, as amended. Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’ board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered.” Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of BlastGard has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of BlastGard’s outside auditor.

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

We can provide no assurances that we will be able to in the future fill the Audit Committee vacancy with an "independent director" who may be deemed a "financial expert." Until this vacancy is filled, our Board of Directors will function as its own Audit Committee.

Effective February 16, 2006, the Board adopted a written charter for its Audit Committee.  The charter includes, among other things:

annually reviewing and reassessing the adequacy of the committee’s formal charter;

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

reviewing the independence of the independent auditors;

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2009, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2009 and 2008 by (1) each person who served as the principal executive officer of the Company during fiscal year 2009; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2009 with compensation during fiscal year 2009 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2009.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards	Options Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2) (3)	Total ($)
James F. Gordon, President,	2009	78,610	(4)	$0	0	$0	0	0	0	78,610
	2008	$102,894	(4)	0	0	$5,376	0	0	0	$102,898
Michael J. Gordon, CEO/CFO	2009	78,305	(4)	0	0	$0	0	0	0	78,305
	2008	$103,65	(4)		0	$3,556	0	0	0	$xx,432
Andrew R. McKinnon, formerly CEO	2009	$0		$0	112,500	$0	0	0	0	112,500
	2008	$206,250		0	$18,750	$3,901	-0	0	0	$225,000
___________

(1)
The options and restricted stock awards presented in this table reflects the entire amount to be expensed over the service period as if the total dollar amount were earned in the year of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)	Includes commissions.

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

All of the outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2009 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2009.

	Option Awards						Stock Awards
									Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
James F. Gordon (1)	100,000	(1)	0	0	$0.10	11/29/2010	0	0	0	0
	100,000	(2)	0	0	$0.10	11/29/2011	0	0	0	0
	375,000	(3)	0	0	$0.10	03/31/2012	0	0	0	0
Michael J. Gordon (1)	100,000	(1)	0	0	$0.10	11/29/2010	0	0	0	0
	100,000	(2)	0	0	$0.10	11/29/2011	0	0	0	0
	200,000	(3)	0	0	$0.10	03/31/2012	0	0	0	0
Andrew McKinnon	375,000	(1)	0	0	$0.10	03/31/2012	0	0	0	0

(1)	Options vested 50,000 on November 30, 2005 and 50,000 on November 30, 2006.
(2)	Options vested 50,000 on November 8, 2006 and 50,000 on November 8, 2007.
(3)	All options vested on April 1, 2007.

Employment Agreements

The Company entered into employment agreements with James Gordon, Michael Gordon, John Waddell, Jr., Andrew McKinnon and Kevin J. Sharpe, its corporate officers effective April 1, 2007.  These agreements committed the Company to combined salaries of $950,000 and granted 1,450,000 options as signing bonuses. Mr. McKinnon also received a cash signing bonus in the amount of $160,000.  The employment agreements also contain provisions for the grant of options to purchase 15,900,000 shares as performance bonuses based on certain sales volumes. On November 9, 2007, our executives agreed to amend their employment agreements to cancel 10,600,000 (equivalent to two-thirds) of the performance based option incentives to reduce the potential dilution to our shareholders. Effective December 31, 2007, Kevin J. Sharpe voluntarily terminated his employment contract due to visa issues.  Also effective February 1, 2008, James F. Gordon, John L. Waddell, Jr. and Michael J. Gordon, each agreed to reduce their monthly salaries to approximately $8,000 per month in exchange for the right to receive sales commissions. Mr. Waddell’s contract was voluntarily terminated on November 25, 2008 when Mr. Waddell announced his retirement. Each agreement is identical to the other, except in terms of compensation. In December 2008, Andrew McKinnon agreed to begin accepting his monthly fee of $18,750 in restricted common stock based upon the market value of the Company’s Common Stock with a Floor Price of $.10 per share as more fully described under Item 7. Mr. McKinnon’s contract was voluntarily terminated on June 30, 2009 when Mr. McKinnon resigned as CEO/COO. The following summarizes the employment agreements of Messrs. J. Gordon, and M. Gordon prior to the amendments noted above. For purposes of the employment agreement, all references to “cause,” “change in control”, “employment period”, “good reason” and “notice of termination” are as defined in the employment agreements.

●
Term-Each agreement is for a term of three years, originally expiring March 31, 2010 and is automatically renewed each first day of April for successive one-year terms unless the Company or Executive delivers written notice to the other party at least sixty (60) days preceding the expiration of the initial term or any one-year extension date of the intention not to extend the term of this Agreement.  Currently the contracts of James Gordon and Michael J. Gordon expire March 31, 2011.

●	Position-James F. Gordon is currently employed as President and Director of Blast Mitigation Receptacles, and Michael J. Gordon as Chief Executive Officer and Chief Financial Officer.

●
Compensation-For services rendered by Executive, and upon the condition that Executive fully and faithfully perform all of his duties and obligations set forth herein, Executive shall be compensated for his services as follows:

(i)
Executive shall receive his annual Base Salary. “Base Salary” means:  $225,000 for James Gordon, and $150,000 for Michael Gordon. Effective February 1, 2008, James F. Gordon and Michael J. Gordon, each verbally agreed to reduce his monthly salary to approximately $8,000 per month in exchange for the right to receive sales commissions. These sales commissions per person for James F. Gordon and Michael J. Gordon can range from 1% to 10% of sales based upon the type of product sold and the dollar amount sold of each product. The commissions on the first $1,000,000 and each increment of $1,000,000 thereafter shall decrease from the highest percentage amount to the lowest percentage amount until a fixed amount of commission is paid for sales in excess of $5,000,000 per type of product.  Sales of our BlastGard Barrier System carry the highest commission with us obligated to pay J. Gordon 10% on the first $1,000,000 in sales, 8% on the second $1,000,000 of sales, 6% on the third $1,000,000 of sales, 4% on the fourth $1,000,000 of sales and 2% on the fifth $1,000,000 or greater amount of sales. M. Gordon would receive one-half of the commissions paid to J. Gordon.

(ii)
Each Executive received a signing bonus of stock options granted on April 1, 2007 at $.45 per share (exercise price was subsequently reduced to $0.10 per share). James Gordon received 375,000 options and Michael Gordon received 200,000 options. All options were fully vested on July 31, 2007.

(iii)
Each Executive was eligible to receive performance bonuses payable in cash and options at $.45 per share (which exercise price was subsequently reduced to $0.10 per share) based upon hitting sales targets in the first, second and third 12-month periods of the agreement. In the event we achieve $5,000,000 in sales, James Gordon will receive $50,000 in cash and 375,000 options, increasing to $150,000 in cash and 750,000 options in the event we achieve $10,000,000 in sales, and increasing to $300,000 in cash and 1,500,000 options in the event we achieve $20,000,000 in sale; in the event we achieve $5,000,000 in sales, Michael Gordon will receive $37,500 in cash and 200,000 options, increasing to $75,000 in cash and 400,000 options in the event we achieve $10,000,000 in sales and increasing to $125,000 in cash and 800,000 options in the event we achieve $20,000,000 in sales. All bonuses shall be paid within 90 days of any sales target being achieved. Effective November 2007, each executive voluntarily agreed to forfeit two-thirds of all performance based options described above that may be earned by each respective executive officer in the future.

(iv)	In the event of termination without cause, James Gordon and Michael Gordon would receive a lump sum termination payment of $450,000 and $300,000, respectively.
(iv)	Each Executive shall be entitled to indemnification with respect to matters relating to Executive’s services as an officer and/or director of the Company.

●	Separation Benefits upon Termination. Executive shall be entitled to receive separation benefits upon such events and in such amounts as are set forth herein.

a.	Termination upon Death. If the Employment Period is terminated by Executive's death, the Company shall pay Executive's surviving spouse, or if he leaves no spouse, his personal representative, as successor in interest, (i) an amount equal to the then current Base Salary (paid in one lump sum payment on or before the fifteenth day following the date of Executive's death), and (ii) any death benefit payable under any employee benefit plans, programs and arrangements of the Company in which Executive is a participant on the date of his death.

b.	Termination upon Disability. If the Employment Period is terminated because of Executive's Disability (as defined in the employment agreement), the Company shall pay to Executive (or in the event of Executive's death after finding of Disability, his surviving spouse, or if he leaves no spouse, his personal representative, as successor in interest) all compensation and benefits specified for a period of one year from the Date of Termination, payable in the same manner as if the Employment Period had not been terminated.

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

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION

Compensation

Prior to May 2007, no cash compensation has been paid to our Directors for any service provided as a Director. Directors may be reimbursed for all reasonable expenses incurred by them in conducting our business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.  On May 11, 2007, the non-employee directors were authorized by the Board to receive an annual cash fee of $11,000 and quarterly fees of $1,000 for 2007.  No cash was paid to the directors during 2008 and 2009 as compensation.

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

Restricted Stock

During 2009, the Company did not issue shares of Common Stock to its directors in consideration of their services as directors, However, the Board authorized the monthly issuance of 187,500 shares of our Common Stock to Andrew McKinnon in lieu of his monthly salary of $18,750 for the six months of January through June 2009.  In February 2010, the Board approved the grant of 250,000 shares to Andrew McKinnon and Paul Henry for services rendered.

Summary of Director Compensation for 2009

The following table shows the overall compensation earned for the 2009 fiscal year with respect to each non-employee and non-executive director as of December 31, 2009.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compen-sation ($) (3)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($) (4)	Total ($)
Joel Gold Director	$0	0	0	0	0	0	$0
Andrew McKinnon Director	$0	50,000	0	0	0	0	$50,000

2005 Employee and Consulting Compensation Plan

On November 30, 2005, we established an Employee Benefit and Consulting Compensation Plan (the “2005 Plan”) covering 5,000,000 shares. Since stockholder approval of the 2005 Plan will not be obtained by November 30, 2006, then no Incentive Stock Options may be granted after that date under the 2005 Plan. As of March 15, 2010, there were non-statutory stock options to purchase 4,186,666 shares outstanding under the 2005 Plan.

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

Awards

To date, no options to purchase common shares have been exercised under the 2005 Plan. Unless sooner terminated, the 2005 Plan will expire on November 30, 2015 and no awards may be granted after that date. It is not possible to predict the individuals who will receive future awards under the 2005 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2009 on the known benefits provided to certain persons and group of persons under the 2005 Plan (exclusive of options that terminated on December 31, 2009).

	Number of Shares subject to Options	Average exercise price ($) per Share	Value of unexercised options at December 31, 2009 (1)
Andrew R. McKinnon, Chief Operating Officer	375,000	0.10	-0-
James F. Gordon, Chief Executive Officer	575,000	0.10	-0-
John L. Waddell, Jr., President	500,000	0.10	-0-
Kevin J. Sharpe, Consultant	400,000	0.10	-0-
Michael J. Gordon, Chief Financial Officer, Vice President	400,000	0.10	-0-
Five Executive Officers as a group	2,250,000	0.10	-0-
Non-employee Directors	1,050,000	0.10	-0-
Non-Executive Officer Employees and Consultants	120,000	0.10	-0-

(1)
Value is calculated by multiplying (a) the difference between the market value per share at December 31, 2009 (based upon a last sales price of $.01 per share) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2010 by all of our officers and directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage Outstanding (2)
James F. Gordon (3)	4,923,400	9.6%
Michael J. Gordon (4)	2,100,000	4.1%
Paul Henry (5)	565,000	0%
Andrew R. McKinnon (6)	2,312,500	4.5%
Includes all of our officers and directors as a group (4 persons)	9,900,900	19.1%
John H. Waddell, Jr. (8)	5,450,400	10.8%
Robocheyne Consulting (7, 9)	10,445,399	14.5%
Robert Rose (10)	3,069,712	6.1%
Stan Baharti	4,016,164	7.9%
____________
(1)
Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BlastGard® International, Inc. at 2451 McMullen Booth Road, Ste., 242, Clearwater, FL 33759.

(2)
Based upon 50,586,142 shares of Common Stock outstanding as of March 31, 2010, plus the amount of shares each person or group has the right to acquire under options, warrants, rights, conversion privileges, or similar obligations.

(3)	Includes options to purchase 575,000 shares of our common stock.
(4)	Includes options to purchase 400,000 shares of our common and 285,000 shares beneficially owned by his children..
(5)	No options or warrants outstanding
(6)	Includes options to purchase 375,000 shares.
(7)	Includes derivative securities to purchase 3,103,242 shares included in notes.
(8)	Includes options to purchase 500,000 shares.
(9)	Includes 4,158,823 shares of Common Stock issuable upon exercise of Warrants.
(10)	Includes 2,236,379 shares of Common Stock issuable upon exercise of Warrants.

We do not know of any arrangement or pledge of its securities by persons now considered in control of us that might result in a change of control of us.

Equity Compensation Plan Information

The following summary information is as of March 28, 2010 and relates to our 2005 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

Plan category	(a) Number of shares of common stock to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation Plans	4,186,667	$.10	813,333

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the last three fiscal years ended December 31, 2009, we entered into the following transactions in which our current or former officers and directors had a material interest, exclusive of employment contacts described under Item

(i)    On May 11, 2007, the Board authorized the issuance and sale of 30,000 shares of our Common Stock to each non-employee/non executive in lieu of cash fees totaling $15,000 for 2007.  See “Employment Agreements” for a discussion of options granted to each executive officer in April 2007 as a signing bonus for entering into new employment agreements.

(ii)    In November 2007, each of our executive officers agreed to amend their employment contracts to voluntarily waive two-thirds of their potential future entitlement to performance-based options.

(iii)    During the three months ended March 31, 2007, the Company borrowed $97,000 against its $100,000 credit line, which was secured by its Chief Financial Officer. In April 2007, the Company retired this short-term loan.

(iv)    During the nine months ended September 30, 2008, the Company borrowed $80,000 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer.  The credit line was paid in full on October 17, 2008.

(vi)    On October 17, 2008, the Board of Directors agreed to reduce the exercise price on all the options (which varied in exercise prices from $.45 to $2.00 per share) to $.10 per share for all options granted to active consultants, legal, board members and management.

(vii)    During the fourth quarter of 2008, the Company borrowed $95,000 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer.  The credit line was paid in full on January 9, 2009

(viii)    In December 2008, we eliminated our satellite offices located in Houston, Texas and Toronto, Canada. In connection with the Toronto satellite office, we eliminated company office rent of an aggregate of approximately $1,200 per month.

(ix)    During the twelve months ended December 31, 2009, the Company borrowed approximately $98,000 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. As of April 12, 2010, approximately $94,000 is owed pursuant to the line of credit.  Also, as of April 12, 2010 we owe our Chief Financial Officer approximately $10,000.

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

The following table sets forth, with respect to each holder of December 2004 debt, the amount due under the convertible promissory note as of March 28, 2010.

INVESTOR	PRINCIPAL AMOUNT CONVERTIBLE NOTE
AlphaCapital Aktiengesellschaft	$150,166
Steven Gold	$17,325
Asher Brand	$3,464
TRW Holdings PTY Limited	$15,241
Stan Baharti	$-0-
Robocheyne Consulting Ltd.	$93,096
TOTAL	$279,292

The December 2004 Note holders agreed in March 2009 to extend the expiration date of their Notes to November 30, 2009 in consideration of Class G Warrants to purchase 1,800,000 shares exercisable at $.03 per share through June 22, 2011. In the same agreement, the Note holders assigned their 1,800,000 warrants plus 50% of the principal of their Notes in equal amounts to Robocheyne Consulting Ltd. and Stan Bharti.  These notes are currently past due.

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

Source Capital Group, Inc. acted as a finder in connection with this transaction. Source Capital was paid 25,000 shares of restricted common stock, a cash fee of $72,000, which represents 6% of the gross proceeds and a 6% fee of each class of warrants issued in connection with the June 2006 debt financing, which warrants were issued by us and not deducted from those issued to any other party. The following table sets forth with respect to each person the number of shares underlying warrants issued to Source Capital and its associated persons as of December 31, 2009.

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

As outlined in the agreement, the services to be provided to us by QuanStar-Bremer are as follows:

●	Provide to the Company’s senior management advice and counsel on strategic business issues;

●	Assist in recruiting and hiring people for senior executive positions;

●	Participate in business reviews and assist in formulating long-range business development plans;

●	Assist the Company in marketing and selling BlastGard products;

●	Help the Company in recruiting Board members of stature;

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

Board Members Who Are Deemed Independent

Our board of directors has determined that Paul Henry is an “independent director” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) and has a financial background. See “Audit Committee” under” Item 9” regarding the definition of an “independent director.”

Independent Director

Paul Henry is considered by the Board to be an "Independent Director" of the Company as defined under Rule 10-A.3 of the Exchange Act. In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a listed issuer that is not an investment company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (A) accept directly or indirectly any consulting, advisory, or other compensatory fee from the issuer or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the listed issuer (provided that such compensation is not contingent in any way on continued service); or (B) be an affiliated person of the issuer or any subsidiary thereof.

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

10.25
Fifth Waiver and Modification Agreement with Senior Lenders dated March 20, 2008 Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.26	Waiver Agreement with 2006 Lenders dated as of March 20, 2008 Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

21.1	Subsidiaries of Registrant*

31(a)	Rule 13a-14(a) Certification – Chief Executive and Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive and Chief Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).
______________
* Filed herewith.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 8, 2010, the Company dismissed our independent registered auditor, Cordovano and Honeck LLP of Englewood Colorado (“C & H”), based on their notification to us of their partner service limitation. We engaged Peter Messineo, CPA of Palm Harbor Florida, as our new independent registered auditor on February 10, 2010.

The consolidated financial statements of BlastGard International, Inc. as of, and for the years ended, December 31, 2009 and 2008, appearing in this Form 10-K, were audited by Cordovano and Honeck, LLP, an independent registered public accounting firm, as stated in their report thereon, and are included in reliance upon such reports given on the authority of such firm as experts in accounting and auditing.

Audit Fees

The aggregate fees billed for professional services rendered by Cordovano and Honeck, LLP for the 2009 audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q for fiscal years 2009 and 2008 were $32,000 and $23,503, respectively.

Audit-Related Fees

There were no other fees billed by Cordovano & Honeck, LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no tax related fees billed by Cordovano & Honeck LLP during 2009 or 2008.

All Other Fees

There were no other fees billed by Cordovano & Honeck, LLC during the last two fiscal years for products and services provided by Cordovano & Honeck, LLC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLASTGARD® INTERNATIONAL, INC.

Dated: April 15, 2010	By:	/s/ Michael J. Gordon
Michael J. Gordon
Chief Executive and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	April 15, 2010	By:	/s/ Andrew R. McKinnon
Andrew R. McKinnon
Director

Dated:	April 15, 2010	By:	/s/ James F. Gordon
James F. Gordon
Chairman of the Board, President and Director of Blast Mitigating Receptacles

Dated:	April 15, 2010	By:	/s/ Michael J. Gordon
Michael J. Gordon
Director, Vice President, Chief Executive and Chief Financial Officer and Principal Accounting Officer

Dated:	April 15, 2010	By:	/s/ Paul Henry
Paul Henry
Director