Form 10-Q
period 2010-03-31
BLASTGARD INTERNATIONAL INC
filed 2010-05-17
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
(March One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2010
OR

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2010 the issuer had 50,586,142 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BLASTGARD INTERNATIONAL, INC.
CONDENSED BALANCE SHEET

	March 31, 2010	December 31, 2009
Assets	(unaudited)
Current assets:
Cash	$2,511	$1,739
Receivables:
Trade, net	9,558	—
Inventory	66,984	67,126
Prepaid expenses	915	—
Total current assets	79,968	68,865

Property and equipment, net	232	320
Other assets:
Intangible assets, net	25,794	26,277
Deferred costs	198,386	179,112
Deposits	300	817

	$304,680	$275,391

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on convertible notes payable, net of
unamortized discount of $0 and $0 respectively	$634,292	$634,292
Line of credit	94,492	91,380
Accounts payable	190,341	139,603
Accrued payroll	191,310	111,956
Short term portion of settlement payable	56,250	75,000
Related party loans	18,245	26,544
Total current liabilities	1,184,930	1,078,775

Long term portion of settlement payable	—	—
Total liabilities	1,184,930	1,078,775

Shareholders’ equity
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—	—

Common stock, $.001 par value; 100,000,000 shares authorized, 50,586,142 and 50,086,142 shares issued and outstanding respectively	50,586	50,086
Additional paid-in capital	12,400,749	12,351,249
Retained deficit	(13,331,585)	(13,204,719)
Total shareholder’s equity	(880,250)	(803,384)

	$304,680	$275,391

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010		2009
Revenues:
Sales	$25,555		$12,091
Cost of goods sold	23,797		6,703
Gross profit	1,758		5,388

Operating expenses:
General and administrative	121,732		258,346
Research and development	—		10,818
Depreciation and amortization	571		518
Total operating expenses	122,303		269,682

Operating loss	(120,545	) )	(264,294)

Non-operating income/(expense):
Royalty Expense	(99)		—
Interest income	—		1
Other income	6,446		1,200
Rental income	—		—
Bad debt expense	—		—
Interest expense	—		—
Amortized debt issue costs.	—		—
Amortized debt discount	—		—)
Other	(12,668)		(8,049)

Loss before income taxes	(126,866)		(271,142)

Income tax provision	—		—

Net loss	$(126,866)		$(271,142)

Basic and diluted loss per share	$—		$(0.01)

Basic weighted average common shares outstanding	50,363,920		42,557,478

Diluted weighted average common shares outstanding	50,363,920		42,557,478

This is OK, no dilution.

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE THREE MONTHS ENDED MARCH 31, 2010

			Additional
	Common Stock	Common Stock	Paid in	Retained
Description	No. of Shares	Par Value	Capital	Deficit	Total
Balance 12/31/08	42,369,978	42,370	11,957,148	(12,506,498)	(506,980

Sale of stock	3,000,000	3,000	87,000	—	90,000
Stock in lieu of salary	1,500,000	1,500	148,500	—	150,000
Conversion of debt	3,116,134	3,116	90,369	—	93,485
Stock for services	100,000	100	3,900	—	4,000
Discount on convertible debt assumed	—	—	64,332	—	64,332
2009 loss				(698,221)	(698,221)
Balance, 12/31/09	50,086,112	50,086	12,351,249	(13,204,719)	(803,384)

Stock for services	500,000	500	49,500	—	50,000
1st Qtr loss				(126,866)	(126,866)
Balance, 3/31/10	50,586,112	$50,586	$12,400,749	$(13,331,585)	$(880,250)

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(126,866)	$(271,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	571	518
Stock-based compensation	50,000	56,250
Changes in operating assets and liabilities:
Accounts receivable	(9,558)	261,700
Inventory	142	(2,365)
Other operating assets	(398)	2,068
Accounts payable and accruals	111,342	38,714)
Indebtedness to a related party	(8,299)	6,766
Net cash provided by (used) in operating activities	16,934	92,509)

Cash flows from investing activities:
Payments for deferred costs	(19,274)	(8,484)
Net cash used in investing activities	(19,274)	(8,484)

Cash flow from financing activities:
Net payments on line of credit	3,112	(82,881
Net cash used in financing activities	3,112	(82,881)

Net change in cash	772	1,144)
Cash, beginning of period	1,739	1,477

Cash, end of period.	$2,511	$2,621

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,171	$8,049
Income taxes	$—	$—

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)           Basis of Presentation

The Condensed Balance Sheet as of March 31, 2010, the Condensed Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2010 and the Condensed Statements of Operations for the three months ended March 31, 2010 and 2009, and Cash Flows for the three months ended March 31, 2010 and 2009 have been prepared by us without audit. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of March 31, 2010 and results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. The results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2009.

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

Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that there are no new or impending standards that may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Convertible debt

On June 22, 2006, we borrowed the principal amount of $1,200,000 (the “June 2006 Debt”) from two non-affiliated persons (the “Lenders”) due June 22, 2008. The holders of this June 2006 Debt were issued subordinated convertible promissory notes and common stock purchase warrants in various classes. Pursuant to an agreement dated as of August 7, 2007 (the “August 2007 Agreement”), Robert F. Rose Investments and two other non-affiliated parties (collectively hereinafter referred to as the “Purchasers”) entered into an agreement with the Lenders to purchase the June 2006 Debt, which transaction was personally guaranteed by Mr. Rose. Upon the completion of said transaction, the Purchasers had agreed to automatically convert their June 2006 Debt into shares of our Common Stock at $.30 per share. To date, $795,000 of the $1,200,000 has been completed and converted into our Common Stock at $.30 per share and $50,000 in principal was paid back. Pursuant to an agreement dated as of September 21, 2007, the Purchasers agreed to assign the remaining $355,000 to be purchased pursuant to the August 2007 Agreement to five non-affiliated persons (collectively hereinafter referred to as the “Assignees”) and the Assignees deposited $355,000 in escrow with Lenders’ attorney, as Escrow Agent. Subsequently, the Assignees notified the Escrow Agent that it should not release the escrowed funds from escrow and demanded the return of their funds. Said $355,000 was the subject of a legal dispute and to our knowledge such funds were being held in escrow by the Lenders’ attorneys. Although there was a dispute as to the rights and obligations of the parties pursuant to the aforementioned agreements and the possible conversion of the June 2006 Debt into shares of our Common Stock, we had continued to make the quarterly interest payments on the June 2006 Debt so as to avoid any claim of default. However, on June 22, 2008, the June 22, 2006 debt became due and payable and no payment of principal or accrued interest thereon was made by us. It was management’s position, although no assurance can be given in this regard, that we do not owe the lenders the $355,000 and that we were obligated to deliver 1,183,333 shares of common stock to the assignees upon conversion thereof. Recently, we have learned that the lenders and the assignees agreed to settle their dispute and to release the funds from escrow with the net result that the lenders continue to own the June 2006 Debt and they have made demand for payment of all principal and accrued interest thereon from BlastGard. While we dispute that we owe the lenders the $355,000 plus interest since the case was settled without our consent as a third party beneficiary, the June 2006 Debt is shown (without accrued interest which could range from 8% per annum to a default interest rate of 15% per annum) on our consolidated balance sheet convertible at a price that could be as low as $.03 per share in order to reflect the worst case scenario.

 (2)   Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at March 31, 2010:

$500,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	$150,166

$93,096 convertible promissory note (1/4 of
previous outstanding notes) issued December
2, 2004, due November 30, 2009, 8% interest
Net of unamortized discount of $0	93,096

$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	17,325

$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	15,241

$10,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	3,464
279,292
Less: current maturities	(279,292)
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

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of the Company’s common stock at a conversion price per share set forth below, subject to adjustment in certain circumstances if the notes were then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price. From March 20, 2008 through October 20, 2008, the Note holder could have elected at any time to convert through the Maturity Date of the Notes and thereafter until the Notes were paid in full, the unpaid principal of the Notes and the accrued interest thereon at a 10% discount (15% discount if the average trading volume per day over the ten preceding trading days prior to a conversion date was 60,000 shares per day or less) to the fair market value of the Company’s Common Stock. The fair market value of the Company’s Common Stock was defined as the average of the closing sales price of the Company’s Common Stock on the OTC Electronic Bulletin Board for the ten trading days preceding each respective conversion date of the Note(s). Notwithstanding anything contained herein to the contrary, the Notes shall not at any time be convertible at a conversion price below $.10 per share (the “Floor Price”) or above a ceiling price of $.25 per share (the “Ceiling Price”). In October 2008, the conversion price was fixed at $.10 per share pursuant to anti-dilution provisions of the Note. During March 2009, the holders of certain senior convertible securities originally issued on December 2, 2004, extended the due date of the debt to November 30, 2009 in exchange for the issuance of Class G warrants to purchase 1,800,000 shares of common stock in the Company.  The 2004 Debt is currently in arrears as payment of the unpaid principal and accrued interest  was not made on November 30, 2009 or any subsequent date thereof. In March 2009, the conversion price of the Notes was also lowered to $.03 per share. Concurrently, the Class A, C, D, E and F warrants held by these investors were cancelled and an equal number of Class G warrants were issued as replacements.

In May, 2009, $93,097 of the Notes and $388 in interest was converted at $.03 per share into 3,116,164 shares of the Company’s Common Stock, reducing the principal balance of the debt underlying the 2004 Notes to $279,292 as of December 31, 2009.

The notes are secured by all of the Company’s assets until the notes have been fully paid or fully converted into common stock.

In March 2009 the Company issued 1,800,000 warrants to new investors who assumed one half of the 2004 debt from the existing holders. The Company used the Black-Scholes model to estimate the value of these warrants at $58,612. The assumptions used to value the warrants are as follows:

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

At March 31, 2010, there were 9,292,158 warrants outstanding and exercisable associated with the 2004 debt. These warrants were valued at $302,569.

(3)   Subordinated Convertible Notes Payable

On June 22, 2006, we borrowed the principal amount of $1,200,000 (the “June 2006 Debt”) from two non-affiliated persons (the “Lenders”) due June 22, 2008. The holders of this June 2006 Debt were issued subordinated convertible promissory notes and common stock purchase warrants in various classes. Pursuant to an agreement dated as of August 7, 2007 (the “August 2007 Agreement”), Robert F. Rose Investments and two other non-affiliated parties (collectively hereinafter referred to as the “Purchasers”) entered into an agreement with the Lenders to purchase the June 2006 Debt, which transaction was personally guaranteed by Mr. Rose. Upon the completion of said transaction, the Purchasers had agreed to automatically convert their June 2006 Debt into shares of our Common Stock at $.30 per share. To date, $795,000 of the $1,200,000 has been completed and converted into our Common Stock at $.30 per share and $50,000 in principal was paid back. Pursuant to an agreement dated as of September 21, 2007, the Purchasers agreed to assign the remaining $355,000 to be purchased pursuant to the August 2007 Agreement to five non-affiliated persons (collectively hereinafter referred to as the “Assignees”) and the Assignees deposited $355,000 in escrow with Lenders’ attorney, as Escrow Agent. Subsequently, the Assignees notified the Escrow Agent that it should not release the escrowed funds from escrow and demanded the return of their funds. Said $355,000 was the subject of a legal dispute and to our knowledge such funds were being held in escrow by the Lenders’ attorneys. Although there was a dispute as to the rights and obligations of the parties pursuant to the aforementioned agreements and the possible conversion of the June 2006 Debt into shares of our Common Stock, we had continued to make the quarterly interest payments on the June 2006 Debt so as to avoid any claim of default. However, on June 22, 2008, the June 22, 2006 debt became due and payable and no payment of principal or accrued interest thereon was made by us. It was management’s position, although no assurance can be given in this regard, that we do not owe the lenders the $355,000 and that we were obligated to deliver 1,183,333 shares of common stock to the assignees upon conversion thereof. Recently, we have learned that the lenders and the assignees agreed to settle their dispute and to release the funds from escrow with the net result that the lenders continue to own the June 2006 Debt and they have made demand for payment of all principal and accrued interest thereon from BlastGard. While we dispute that we owe the lenders the $355,000 plus interest since the case was settled without our consent as a third party beneficiary, the June 2006 Debt is shown (without accrued interest which could range from 8% per annum to a default interest rate of 15% per annum) on our consolidated balance sheet convertible at a price that could be as low as $.03 per share in order to reflect the worst case scenario.

The Company’s subordinated, convertible promissory notes payable consist of the following at March 31, 2010:

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

The individual note holders have the right, at their option, to convert the principal amount of the note into fully paid and non-assessable shares of the Company’s common stock at a conversion price per share that may be as low as $.03 per share, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price.

Carrying value of subordinated, convertible notes payable

Pursuant to SFAS 133, options embedded in contracts containing the price of a specific equity instrument are not clearly and closely related to an investment in an interest-bearing note and the embedded derivative must be separated from the host contract. At March 31, 2010, $355,000 in principal of the subordinated convertible notes was still outstanding as were a portion of the warrants. See “Note 1.”  As a result, the Company bifurcated the option resulting from the conversion feature and classified it as a derivative liability pursuant to SFAS 133.  The derivative expires with the original debt.

The following table presents the allocation of proceeds from the financing and the subsequent revaluation of the warrants and derivative liability.

Principal balance of the notes	$1,200,000
Less debt discounts:
Fair value of warrants	(768,000)
Fair value of conversion option	(432,000)
Plus amortization of discounts to December 31, 2007	552,490
Less the conversion of debt	(795,000)
Plus the revaluation of discount and conversion option	494,676
Plus amortization of discounts in 2008	152,834
Principal payment in 2008	(50,000)
Carrying value at March 31, 2010	$355,000

Detachable common stock warrants issued with subordinated convertible promissory notes

The warrants are detachable and are valued separately from the convertible notes payable. Therefore, the total fair value of the warrants, $1,200,000, was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. Changes to the value of the warrants are also charged to additional paid-in-capital and discount on convertible notes payable. The remaining discount was amortized over the life of the debt. At March 31, 2010 there were 7,457,126 warrants outstanding and exercisable associated with the 2006 debt. These warrants were valued at $182,012.

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

Share-based payment

During the three months ended March 31, 2010, the Company issued 500,000 shares of common stock in lieu of cash compensation to its 2 outside board members. The company recognized $50,000 in share based compensation from this transaction.

All options were issued and vested before 2010. No additional compensation expense was recognized during 2010. The following table represents stock option activity as of and for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2009	4,186,667	$.10	2.9 years	1,505,033
Granted	—
Exercised	—
Forfeited/expired/cancelled	(766,667)	.10

Options Outstanding – March 31, 2010	3,420,000	$0.10	1.9 years	1,374,700

Outstanding Exercisable – December 31, 2009	3,420,000	$0.10	2.9 years	1,405,500
Outstanding Exercisable – March 31, 2010	3,420,000	$0.10	1.9 years	1,374,700

(5)           Line of Credit

The Company borrowed approximately $98,000 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. Currently, $94,492 was owed pursuant to the line of credit (inclusive of interest) at March 31, 2010.

(6)    Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, no income tax benefit or expanse has been presented.

(7)    Commitments and Contingencies

Office Lease

The Company entered into a new lease agreement in January 1, 2009 for office space in Clearwater Florida.  Rental payments under the new lease were $300 per month on a month to month basis.  Rent expense for the three months ended March 31, 2010 and 2009 was approximately $900 and $900, respectively.

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

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At March 31, 2010, the Company was in arrears on six monthly payments on the settlement.

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

	March31,	December 31,
	2010	2009
	(unaudited)
Raw materials	$17,185	$17,185
Work in process	$-	$-
Finished Goods	$49,799	$49,941

TOTAL	$66,984	$67,126

(9)           Subsequent events

Subsequent to March 31, 2010, the lenders and the assignees of the 2006 debt have agreed to settle their dispute and to release the funds from escrow with the net result that the lenders continue to own the June 2006 Debt and they have made demand for payment of all principal and accrued interest thereon from BlastGard. While we dispute that we owe the lenders the $355,000 plus interest since the case was settled without our consent as a third party beneficiary, the June 2006 Debt is shown (without accrual interest which could range from 8% per annum to a default interest rate of 15% per annum) on our consolidated balance sheet convertible at a price that could be as low as $.03 per share in order to reflect the worst case scenario.

PART I – FINANCIAL INFORMATION

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2010, have been included.

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

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from AmTrak, the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC Transit, major airport and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. A major U.S. airport ordered 156 BlastGard MTR Blast Mitigated Receptacles, which order resulted in gross revenues to the Company of over $700,000. For the quarter ended March 31, 2010, we recognized sales of $25,555 and a gross profit of $1,900. For the three months ended March 31, 2009, we recognized sales of $12,091 and a gross profit of $5,388.

[Mike - read this paragraph and fix it.] For the quarter ended March 31, 2010, sales consisted of one consulting contract with relatively high contract labor costs, which reduced our gross profit margin for the period..  Our overall operating expenses dropped from the prior first quarter.  Our general and administrative costs were $121,732 and our research and development costs were $0 for the three months ended March 31, 2010 compared to $258,356 and $10,818  respectively for the three months ended March 31, 2009. See “Recent Developments.”

Our net loss for the quarter ended March 31, 2010 was $(126,866) as compared to $(271,142) for the comparable period of the prior year. The decreases in net loss are due to a decrease in operating expenses.

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

Liquidity and Capital Resources.

At March 31, 2010, we had cash of $2,511, working capital of $(1,104,962), an accumulated deficit of $(13,331,585) and shareholder equity of $(880,250).

For the three months ended March 31, 2010, net cash provided by operating activities was $16,934 primarily due to our net loss of $(126,866), offset by stock based compensation and an increase in our accounts payables and accruals. During the three months ended March 31, 2010, we used cash in investing activities for payment of deferred costs of $(19,274). During the three months ended March 31, 2010, we used cash in financing activities of $3,112 for net payments on our credit line. For the quarter ending March 31, 2009, net cash used in operating activities was $92,509 primarily due to our net loss of $(271,142), partially offset by collections of $261,700 in accounts receivable. During the quarter ended March 31, 2009, we used cash in investing activities for payment of deferred costs of $(8,484).

At March 31, 2010, we had cash of $2,511. As of May 15, 2010, we had cash of approximately $1,197 and we owed approximately $279,292 in principal and approximately $7,407 in accrued interest to the holders of our December 2004 Debt. Further, the original lenders of our 2006 Debt are of the belief that we owe them $355,000 plus accrued interest thereon, which debt we dispute as being outstanding due to certain agreements entered into which would have resulted in the conversion of the 2006 Debt at $.30 per share into common stock from the Company being a third party beneficiary of said agreements, which agreements were later terminated without our written consent. As described below, we issued Class G Warrants to purchase 1,800,000 shares of the Company to a third party to purchase one-half of the principal amount of the Notes from the December 2004 Note Holders and extended the due date of the Notes through November 30, 2009.  These notes are in arrears. We have accrued interest past the due date but have not made any payments on principal or accrued interest thereon.

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

As of March 31, 2010, BlastGard’s salary accruals and benefits to its executive officers totaled $153,940 and its other account payable totaled $399,896.  Excluding our cash needs to meet these and other debt obligations, we have a monthly cash budget broken down as follows:

salaries and benefits:	$17,000
legal fees (patents & Verde)	11,000
professional fees	8,000
office overhead	3,000
Travel	5,000
research and development	3,000
Miscellaneous	3,000
Total	$50,000

On March 10, 2009, the Company lowered the exercise price of its issued and outstanding Class A, C, D, E and F Warrants to an exercise price of $.03 per share on a temporary basis until the close of business on March 20, 2009, which was later extended to March 30, 2009 (the “Warrant Reduction Period”). Subsequent to that date, the exercise price of the aforementioned classes of Warrants reverted to $.10 per share. During the Warrant Reduction Period, none of these Warrants were exercised. During the Warrant Reduction Period, the holders of certain outstanding Senior convertible securities originally issued on December 2, 2004 (the "2004 Debt") granted BlastGard an extension of the due date of their 2004 Debt until the close of business on November 30, 2009, in exchange for the issuance of Class G Warrants to purchase 1,800,000 restricted shares of Common Stock of the Company. Contemporaneously, certain other person(s) were assigned these Warrants and sold one-half of their $372,000 of outstanding principal of the notes and related security agreements and guarantees at a purchase price of about $186,000. Each Class G Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $.03 per share through the close of business on June 22, 2011. Since March 2009, the 2004 Debt is convertible at $.03 per share. On May 22, 2009, $93,097.25 of the outstanding principal and $387.69 in interest was converted into 3,116,164 shares of the Company’s Common Stock.

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

During 2009, the Board of Directors approved the issuance of 3,000,000 restricted shares of Common Stock of the Company at a purchase price of $.03 per share ($90,000 in the aggregate). Mr. McKinnon, the Company’s then CEO, purchased the shares via a Subscription Agreement.  Approximately $1,200 of the subscription price was paid in exchange for services rendered and the balance of the subscription price was paid in cash. The issuance of 3,000,000 shares to Mr. Mckinnon was exempt under Section 4(2) of the Securities Act.

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

Other Recent Financings

Reference is made to our Form 10-K for our fiscal year ended December 31, 2009 for a description of other financings that accrued in December 2004 and June 2006.

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

Recently Issued Accounting Pronouncements

During the past two years, the Financial Accounting Standards Board (“FASB”) issued a number of new pronouncements, which are described in Note 1, “Recent Accounting Pronouncements” of the Notes to Financial Statements contained in our latest annual report on Form 10-K filed with the Security and Exchange commission on April 14, 2009. Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	From January 2010 to March 31, 2010, we had no sales or issuances of unregistered securities, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

March 2010	Common stock for services	500,000	Outside board compensation	Section 4(2	Not applicable.

(b)        Rule 463 of the Securities Act is not applicable to the Company.

(c)        In the three months ended March 31, 2010, there were no repurchases by the Company of its Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

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

BLASTGARD INTERNATIONAL, INC.

Dated: May 15, 2010	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer

22