Form 10-Q/A
period 2010-03-31
BLASTGARD INTERNATIONAL INC
filed 2010-05-18
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q /A
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

Explanatory Note

This Form 10-Q/A is being filed to correct some typographical errors appearing in the original filing.

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q /A . Except for the historical information contained herein, the discussion in this Form 10-Q /A contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q /A should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	From January 2010 to March 31, 2010, we had no sales or issuances of unregistered securities, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

March 2010	Common stock for services	500,000	Outside board compensation ; no commissions paid	Section 4(2	Not applicable.

(b)        Rule 463 of the Securities Act is not applicable to the Company.

(c)        In the three months ended March 31, 2010, there were no repurchases by the Company of its Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

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

BLASTGARD INTERNATIONAL, INC.

Dated: May 18 , 2010	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer