Form 10-Q
period 2010-06-30
BLASTGARD INTERNATIONAL INC
filed 2010-08-16
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
(March One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010
OR

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 16, 2010 the issuer had 50,586,142 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BLASTGARD INTERNATIONAL, INC.
CONDENSED BALANCE SHEET

	June 30, 2010	December 31, 2009
Assets	(unaudited)
Current assets:
Cash	$601	$1,739
Receivables:
Trade, net	—	—
Inventory	66,302	67,126
Prepaid expenses	915	—
Total current assets	67,818	68,865

Property and equipment, net	177	320
Other assets:
Intangible assets, net	25,311	26,277
Deferred costs	203,535	179,112
Deposits	300	817

	$297,141	$275,391

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on convertible notes payable, net of
unamortized discount of $0 and $0 respectively	$634,292	$634,292
Line of credit	91,952	91,380
Accounts payable	252,369	139,603
Accrued payroll	236,376	111,956
Short term portion of settlement payable	37,500	75,000
Related party loans	17,769	26,544
Total current liabilities	1,270,258	1,078,775

Long term portion of settlement payable	—	—
Total liabilities	1,270,258	1,078,775

Shareholders’ equity
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—	—

Common stock, $.001 par value; 100,000,000 shares authorized, 50,586,142 and 50,086,142 shares issued and outstanding respectively	50,586	50,086
Additional paid-in capital	12,400,749	12,351,249
Retained deficit	(13,424,452)	(13,204,719)
Total shareholder’s equity	(973,117)	(803,384)

	$297,141	$275,391

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Sales	$18,828	$707	$44,383	$12,798
Cost of goods sold	10,622	391	34,419	7,094
Gross profit	8,206	316	9,964	5,704

Operating expenses:
General and administrative	81,750	134,097	203,482	392,443
Research and development	888	2,044	888	12,862
Depreciation and amortization	538	518	1,109	1,036
Total operating expenses	83,176	136,659	205,479	406,341

Operating loss	(74,970)	(136,343)	(195,515)	(400,637)

Non-operating income/(expense):
Interest income	—	1	—	2
Other income	—	—	6,446	1,200
Rental income	894	—	894	—
Royalty expense	(152)	—	(251)	—
Bad debt expense	—	—	—	—
Interest expense (Notes 4 and 5):	—
Amortized debt issue costs	—	—	—	—
Amortized debt discount	—	(30,648)	—	(30,648)
Other	(18,639)	(27,587)	(31,307)	(35,636)

Loss before income taxes	(92,867)	(194,577)	(219,733)	(465,719)

Income tax provision (Note 3)	—	—	—	—

Net loss	$(92,867)	$(194,577)	$(219,733)	$(465,719)

Basic loss per share	$-	$-	$-	$(0.01)

Diluted loss per share	$-	$-	$-	$(0.01)

Basic weighted average
common shares outstanding	50,586,112	46,765,900	50,475,031	44,673,314

Diluted weighted average
common shares outstanding	50,586,112	46,765,900	50,475,645	44,673,314

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE SIX MONTHS ENDED JUNE 30, 2010

			Additional
	Common Stock	Common Stock	Paid in	Retained
Description	No. of Shares	Par Value	Capital	Deficit	Total
Balance 12/31/08	42,369,978	42,370	11,957,148	(12,506,498)	(506,980

Sale of stock	3,000,000	3,000	87,000	—	90,000
Stock in lieu of salary	1,500,000	1,500	148,500	—	150,000
Conversion of debt	3,116,134	3,116	90,369	—	93,485
Stock for services	100,000	100	3,900	—	4,000
Discount on convertible debt assumed	—	—	64,332	—	64,332
2009 loss				(698,221)	(698,221)
Balance, 12/31/09	50,086,112	50,086	12,351,249	(13,204,719)	(803,384)

Stock for services	500,000	500	49,500	—	50,000
1st Qtr loss				(126,866)	(126,866)
2nd Qtr loss				(92,867)	(92,867)
Balance, 6/30/10	50,586,112	$50,586	$12,400,749	$(13,424,452)	$(973,117)

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(219,733)	$(465,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,109	1,036
Stock paid for interest	-	388
Stock-based compensation	50,000	116,500
Discount of convertible notes	-	30,648
Intrinsic value of beneficial conversion feature	-	19,753
Changes in operating assets and liabilities:
Accounts receivable	-	267,668
Inventory	824	(2,231)
Other operating assets	1,773	8,910
Accounts payable and accruals	199,686	(31,025)
Indebtedness to a related party	(8,775)	5,267
Net cash provided by (used) in operating activities	24,884	(48,805)

Cash flows from investing activities:
Payments for deferred costs	(26,594)	(17,157)
Net cash used in investing activities	(26,594)	(17,157)

Cash flow from financing activities:
Proceeds from sale of common stock	-	90,000
Net payments on line of credit	572	(22,881)
Net cash used in financing activities	572	(67,119)

Net change in cash	(1,138)	1,157)

Cash, beginning of period	1,739	1,477

Cash, end of period.	$601	$2,634

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,974	$19,495
Income taxes	$—	$—

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)           Basis of Presentation

The Condensed balance sheet as of June 30, 2010, the Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009, The Condensed Statement of Changes in Stockholders Equity for the year ended December 30, 2009 and the Six Months ended June 30, 2010 and the Condensed Statement of Cash Flows for the six months ended June 30, 2010 and 2009 have been prepared by us without audit. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of June 30, 2010 and results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three months and six months  ended June 30, 2010 and cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Subsequent Events

These interim condensed financial statements were approved by management and were issued on Augus  13, 2010.  Subsequent events have been evaluated through that date.

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

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at June 30, 2010:

$500,000 convertible promissory note issued
December 2, 2004, most recently due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	$150,166

$93,096 convertible promissory note (1/4 of
previous outstanding notes) issued December
2, 2004, most recently due on November 30, 2009, 8% interest
Net of unamortized discount of $0	93,096

$50,000 convertible promissory note issued
December 2, 2004, most recently due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	17,325

$50,000 convertible promissory note issued
December 2, 2004, most recently due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	15,241

$10,000 convertible promissory note issued
December 2, 2004, most recently due on November 30, 2009,
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

At June 30, 2010, there were 9,292,158 warrants outstanding and exercisable associated with the 2004 debt. These warrants were valued at $302,569.

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

The Company’s subordinated, convertible promissory notes payable consist of the following at June 30, 2010:

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

The following table presents the allocation of proceeds from the financing and the subsequent revaluation of the warrants and derivative liability.

Principal balance of the notes	$1,200,000
Less debt discounts:
Fair value of warrants	(768,000)
Fair value of conversion option	(432,000)
Plus amortization of discounts to December 31, 2007	552,490
Less the conversion of debt	(795,000)
Plus the revaluation of discount and conversion option	494,676
Plus amortization of discounts in 2008	152,834
Principal payment in 2008	(50,000)
Carrying value at June 30, 2010	$355,000

Detachable common stock warrants issued with subordinated convertible promissory notes

The warrants are detachable and are valued separately from the convertible notes payable. Therefore, the total fair value of the warrants, $1,200,000, was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. Changes to the value of the warrants are also charged to additional paid-in-capital and discount on convertible notes payable. The remaining discount was amortized over the life of the debt. At June 30, 2010 there were 7,457,126 warrants outstanding and exercisable associated with the 2006 debt. These warrants were valued at $182,012.

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

Share-based payment

During the six months ended June 30, 2010, the Company issued 500,000 shares of common stock in lieu of cash compensation to its two (2) outside board members. The company recognized $50,000 in share based compensation from this transaction.

All options were issued and vested before 2010. No additional compensation expense was recognized during 2010. The following table represents stock option activity as of and for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2009	4,186,667	$.10	2.9 years	1,505,033
Granted	—
Exercised	—
Forfeited/expired/cancelled	(766,667)	.10

Options Outstanding – June 30, 2010	3,420,000	$0.10	1.7 years	1,374,700

Outstanding Exercisable – December 31, 2009	3,420,000	$0.10	2.9 years	1,405,500
Outstanding Exercisable – June 30, 2010	3,420,000	$0.10	1.7 years	1,374,700

(5)           Line of Credit

The Company borrowed approximately $98,000 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. Currently, $91,952 was owed pursuant to the line of credit (inclusive of interest) at June 30, 2010.

(6)           Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, no income tax benefit or expanse has been presented.

(7)           Commitments and Contingencies

Office Lease

The Company entered into a new lease agreement in January 1, 2009 for office space in Clearwater Florida.  Rental payments under the new lease were $300 per month on a month to month basis.  Rent expense for the three months ended June 30, 2010 and 2009 was approximately $1,800 and $1,800, respectively.

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

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At June 30, 2010, the Company was in arrears on nine monthly payments on the settlement.

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

	June 30,	December 31,
	2010	2009
	(unaudited)
Raw materials	$17,185	$17,185
Work in process	$-	$-
Finished Goods	$49,117	$49,941

TOTAL	$66,302	$67,126

(9)           Subsequent events

None noted

ITEM 2.	MANAGEMENT’S PLAN OF OPERATION

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended June 30, 2010, have been included.

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

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from AmTrak, the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC Transit, major airport and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. A major U.S. airport ordered 156 BlastGard MTR Blast Mitigated Receptacles, which order resulted in gross revenues to the Company of over $700,000. For the quarter ended June 30, 2010, we recognized sales of $18,828 and a gross profit of $8,206. For the three months ended June 30, 2009, we recognized sales of $707 and a gross profit of $316.

For the quarter ended June 30, 2010, our overall operating expenses dropped from the prior second quarter.  Our general and administrative costs were $83,176 and our research and development costs were $0 for the three months ended June 30, 2010 compared to $134,097 and $2,044 respectively for the three months ended June 30, 2009. See “Recent Developments.”

Our net loss for the quarter ended June 30, 2010 was $(92,867) as compared to $(194,577) for the comparable period of the prior year. The decreases in net loss are due to a decrease in operating expenses.

For the six months ended June 30, 2010, our overall operating expenses dropped from the prior year six months.  Our general and administrative costs were $203,482 and our research and development costs were $888 for the six months ended June 30, 2010 compared to $392,443 and $12,862 respectively for the six months ended June 30, 2009. See “Recent Developments.”

Our net loss for the six months ended June 30, 2010 was $(219,733) as compared to $(465,719) for the comparable period of the prior year. The decreases in net loss are due to a decrease in operating expenses in the absence of any significant revenues.

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

In February 2009, Precision Operations Systems India Pvt. Ltd., which has been supplying security, surveillance, counter surveillance and special ops equipment to various Government entities in India, purchased BGI’s MBR (mitigated bomb receptacle) for testing. Precision is our commercial representative for India and represented BlastGard at the 12th India International Security Expo, which was held from February 22-25, 2010.  We anticipate additional sales in 2011.

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

Various Product Lines Identified For BlastWrap® - We have Several Completed and Finished Products

We are currently manufacturing our core product, BlastWrap®, for sale in various forms to non-affiliated third-parties. We are also currently testing the design of a new receptacle unit for our MTR series which will result in a substantial costs savings. The primary application for BlastWrap® is as an intermediate good for numerous civilian and military applications and uses.

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

Liquidity and Capital Resources.

At June 30, 2010, we had cash of $601, working capital of $(1,202,440), an accumulated deficit of $(13,424,452) and shareholder deficit of $(973,117).

For the six months ended June 30, 2010, net cash provided by operating activities was $24,884 primarily due to our net loss of $(219,733), offset by stock based compensation and an increase in our accounts payables and accruals. During the six months ended June 30, 2010, we used cash in investing activities for payment of deferred costs of $(26,594). During the six months ended June 30, 2010, we received cash from financing activities of $572 for net draws on our credit line. For the six months ending June 30, 2009, net cash used in operating activities was $48,805 primarily due to our net loss of $(465,719), partially offset by stock based compensation of $116,500 and a reduction of the accounts receivable. During the six months  ended June 30, 2009, we used cash in investing activities for payment of deferred costs of $(17,157).

At June 30, 2010, we had cash of $601. As of August 10, 2010, we had cash of approximately $xxx and we owed approximately $279,292 in principal and approximately $24,333 in accrued interest to the holders of our December 2004 Debt. Further, the original lenders of our 2006 Debt are of the belief that we owe them $355,000 plus accrued interest thereon, which debt we dispute as being outstanding due to certain agreements entered into which would have resulted in the conversion of the 2006 Debt at $.30 per share into common stock from the Company being a third party beneficiary of said agreements, which agreements were later terminated without our written consent. As described below, we issued Class G Warrants to purchase 1,800,000 shares of the Company to a third party to purchase one-half of the principal amount of the Notes from the December 2004 Note Holders and extended the due date of the Notes through November 30, 2009.  These notes are in arrears. We have accrued interest past the due date but have not made any payments on principal or accrued interest thereon.

Our current capital resource needs and liquidity requirements arise from the need to finance our accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital from the sale of equity and/or debt securities. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company is attempting to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the receipt of product licensing fees. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern. Further, we can provide no assurances that a mutually acceptable licensing agreement will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 1 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

To date, we have relied on management’s ability to raise capital through equity private placement financings to fund our operations. We have an immediate need for financing of approximately $300,000 to remain a going concern and we estimate that we will require between $2.0 million and $3.0 million  in additional financing and cash flow from operations to support our operations and to meet our debt obligations as they become due and payable over the next 15 months of operations. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

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

As of June 30, 2010, BlastGard’s salary accruals and benefits to its executive officers totaled $195,924 and its other account payable totaled $252,369.  Excluding our cash needs to meet these and other debt obligations, we have a monthly cash budget broken down as follows:

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

Recently Issued Accounting Pronouncements

During the past two years, the Financial Accounting Standards Board (“FASB”) issued a number of new pronouncements, which are described in Note 1, “Recent Accounting Pronouncements” of the Notes to Financial Statements contained in our latest annual report on Form 10-K filed with the Security and Exchange commission on April 15, 2010. Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

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

On July 19, 2006, we filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida. The Defendants in the lawsuit are Sam Gettle, Guy Gettle and Verde Partners Family Limited Partnership (“Verde”). The lawsuit contends that the Defendants have committed defamatory acts against BlastGard International and its products. The lawsuit also asks for a declaration that BlastGard International is not liable for the acts complained of in the Nevada action. On BlastGard’s affirmative claims for defamation, the Florida action seeks injunctive relief and damages in excess of $15,000, exclusive of attorney’s fees and costs. Sam Gettle, Guy Gettle, and Verde counter claimed in the lawsuit alleging the same bad acts complained of in the Nevada action. The counterclaim seeks an award of unspecified damages and injunctive relief. On April 2, 2009, the company entered into a Settlement Agreement to settle our outstanding civil litigation. The company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty is not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue. Since entering into the Settlement Agreement in April 2009, the Company has paid Verde a total of $37,106 and is in arrears for $66,265.04 as of June 30, 2010.

ITEM 1A.	RISK FACTORS

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)         From January 2010 to June 30, 2010, we had no sales or issuances of unregistered securities, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

March 2010	Common stock for services	500,000	Outside board compensation	Section 4(2)	Not applicable.

(b)        Rule 463 of the Securities Act is not applicable to the Company.

(c)        In the six months ended June 30, 2010, there were no repurchases by the Company of its Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	RESERVED

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

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

BLASTGARD INTERNATIONAL, INC.

Dated: August 16, 2010	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer