Form 10-Q/A
period 2010-06-30
BLASTGARD INTERNATIONAL INC
filed 2010-11-05
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q/A

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

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

Explanatory Note:

This Form 10-Q/A is being filed to correct the disclosure under Part I - Item 4 - Internal Controls and Procedures and to correct the certification filed as Exhibit 31.1.

BLASTGARD INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BLASTGARD INTERNATIONAL, INC.
CONDENSED BALANCE SHEET

	June 30, 2010	December 31, 2009
Assets	(unaudited)
Current assets:
Cash	$601	$1,739
Receivables:
Trade, net	—	—
Inventory	66,302	67,126
Prepaid expenses	915	—
Total current assets	67,818	68,865

Property and equipment, net	177	320
Other assets:
Intangible assets, net	25,311	26,277
Deferred costs	203,535	179,112
Deposits	300	817

	$297,141	$275,391

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on convertible notes payable, net of
unamortized discount of $0 and $0 respectively	$634,292	$634,292
Line of credit	91,952	91,380
Accounts payable	252,369	139,603
Accrued payroll	236,376	111,956
Short term portion of settlement payable	37,500	75,000
Related party loans	17,769	26,544
Total current liabilities	1,270,258	1,078,775

Long term portion of settlement payable	—	—
Total liabilities	1,270,258	1,078,775

Shareholders’ equity
Preferred stock, $.001 par value; 1,000 shares authorized, - 0- shares issued and outstanding	—	—

Common stock, $.001 par value; 100,000,000 shares authorized, 50,586,142 and 50,086,142 shares issued and outstanding respectively	50,586	50,086
Additional paid-in capital	12,400,749	12,351,249
Retained deficit	(13,424,452)	(13,204,719)
Total shareholder’s equity	(973,117)	(803,384)

	$297,141	$275,391

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

Subsequent Events

These interim condensed financial statements were approved by management and were issued on August 13, 2010.  Subsequent events have been evaluated through that date.

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

The Company’s subordinated, convertible promissory notes payable consist of the following at June 30, 2010:

$600,000 subordinated, convertible promissory note issued June 22, 2006, due on June 22, 2008, 8% annual interest rate, net of unamortizeddiscount of $0	$355,000

Less: current maturities	(355,000)
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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10Q/A. Except for the historical information contained herein, the discussion in this Form 10Q/A contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10Q/A should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.

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

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three and six month periods ended June 30, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

BLASTGARD INTERNATIONAL, INC.

Dated: November 4, 2010	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer