Form 10-Q
period 2010-09-30
BLASTGARD INTERNATIONAL INC
filed 2010-12-09
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

       ☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

       ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ______________

Commission file number: 000-53756

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
Yes ☐  No ☑

As of November 30, 2010, the issuer had 50,586,142 shares of $.001 par value common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.
BLASTGARD INTERNATIONAL, INC.
Condensed Balance Sheet

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash	$1,082	$1,739
Receivables:
Trade, net	30,687	—
Inventory	50,610	67,126
Prepaid expenses	915	—
Total current assets	83,294	68,865

Property and equipment, net	121	320
Other assets:
Intangible assets, net	24,828	26,277
Deferred costs	201,364	179,112
Deposits	300	817
	$309,907	$275,391

Liabilities and Shareholders’ Equity

Current maturities on convertible notes payable, net of unamortized discount of $0 and $0 respectively	$634,292	$634,292
Line of credit	95,517	91,380
Accounts payable	285,517	139,603
Accrued expenses	290,734	111,956
Short term protion of settlement	18,750	75,000
Due to officers	21,933	26,544
Total current liabilities	1,346,743	1,078,775

Shareholders’ equity
Preferred stock, $.001 par value; 1,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 42,182,478 and 39,786,554 shares issued and outstanding respectively	50,586	50,086
Additional paid-in capital	12,400,749	12,351,249
Retained deficit	(13,488,171)	(13,204,719)
Total shareholder’s equity	(1,036,836)	(803,384)
	$309,907	$275,391

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Sales	$43,315	$28,423	$87,698	$41,221
Cost of goods sold	31,165	14,887	65,584	21,981
Gross profit	12,150	13,536	22,114	19,240

Operating expenses:
General and administrative	45,758	95,882	249,240	488,325
Research and development	—	12,248	888	25,110
Depreciation and amortization	539	624	1,648	1,660
Total operating expenses	46,297	108,754	251,776	515,095
Operating loss	(34,147)	(95,218)	(229,662)	(495,855)

Non-operating income/(expense):
Interest income	—	—	—	2
Other income	—	—	6,446	1,200
Rental income	—	—	894	—
Royalty expense	—	(439)	(251)	(439)
Interest expense (Notes 4 and 5):
Amortized debt discount	—	(8,359)	—	(39,007)
Other	(29,572)	(10,537)	(60,879)	(46,173)
Loss before income taxes	(63,719)	(114,553)	(283,452)	(580,272)

Income tax provision (Note 3)	—	—	—	—

Net loss	$(63,719)	$(114,553)	$(283,452)	$(580,272)

Basic loss per share	$-	$-	$(0.01)	$(0.01)

Diluted loss per share	$-	$-	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	50,586,142	40,771,101	50,512,068	46,371,044

Diluted weighted average common shares outstanding	50,586,142	40,771,101	50,512,068	50,135,848

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(283,452)	$(465,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,648	1,036
Stock paid for interest	—	388
Stock-based compensation	50,000	116,500
Discount on convertible notes payable	—	30,648
Intrinsic value of beneficial conversion feature	—	19,753
Changes in operating assets and liabilities:
Accounts receivable	(30,687)	267,668
Inventory	16,516	(2,231)
Other operating assets.	(398)	8,910
Accounts payable and accruals	274,178	(31,025)
Indebtedness to a related party	(4,611)	5,267
Net cash provided by (used) in operating activities	23,194	(48,805)

Cash flows from investing activities:
Payments for deferred costs	(24,423)	(17,157)
Net cash used in investing activities	(24,423)	(17,157)

Cash flow from financing activities:
Proceeds from sale of common stock	—	90,000
Net payments on line of credit	572	(22,881)
Net cash used in financing activities	572	67,119

Net change in cash	(657)	1,157

Cash, beginning of period	1,739	1,477

Cash, end of period	$1,082	$2,634

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,172	$19,495
Income taxes	$—	$—

Debt discount recognized on issuance of warrants	$—	$—

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)           Basis of Presentation

The Consolidated Balance Sheet as of September 30, 2010, and the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, and Cash Flows for the nine months ended September 30, 2010 and 2009 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2010 and results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations and cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Subsequent Events

These interim condensed financial statements were approved by management and were approved for issue on December 3, 2010.  Subsequent events have been evaluated through that date.

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

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at September 30, 2010:

$500,000 convertible promissory note issued
December 2, 2004, most recently due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	$150,166

$93,096 convertible promissory note (1/4 of
previous outstanding notes) issued December 2, 2004,
most recently due on November 30, 2009, 8% interest
Net of unamortized discount of $0	$93,096

$50,000 convertible promissory note issued
December 2, 2004, most recently due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	$17,325

$50,000 convertible promissory note issued
December 2, 2004, most recently due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	$15,241

$10,000 convertible promissory note issued
December 2, 2004, most recently due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	$3,464
$279,292
Less: current maturities	$(279,292)

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

At September 30, 2010, there were 9,292,158 warrants outstanding and exercisable associated with the 2004 debt. These warrants were valued at $302,569.

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

The Company’s subordinated, convertible promissory notes payable consist of the following at September 30, 2010:

$600,000 subordinated, convertible promissory note
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $0	$355,000

Less: current maturities	$(355,000)
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

The following table presents the allocation of proceeds from the financing and the subsequent revaluation of the warrants and derivative liability.

Principal balance of the notes	$1,200,000
Less debt discounts:
Fair value of warrants	(768,000)
Fair value of conversion option	(432,000)
Plus amortization of discounts to December 31, 2007	552,490
Less the conversion of debt	(795,000)
Plus the revaluation of discount and conversion option	494,676
Plus amortization of discounts in 2008	152,834
Principal payment in 2008	(50,000)
Carrying value at September 30, 2010	$355,000

Detachable common stock warrants issued with subordinated convertible promissory notes

The warrants are detachable and are valued separately from the convertible notes payable. Therefore, the total fair value of the warrants, $1,200,000, was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. Changes to the value of the warrants are also charged to additional paid-in-capital and discount on convertible notes payable. The remaining discount was amortized over the life of the debt. At September 30, 2010 there were 7,457,126 warrants outstanding and exercisable associated with the 2006 debt. These warrants were valued at $182,012.

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

Share-based payment

During the nine months ended September 30, 2010, the Company issued 500,000 shares of common stock in lieu of cash compensation to its two (2) outside board members. The company recognized $50,000 in share based compensation from this transaction.

All options were issued and vested before 2010. No additional compensation expense was recognized during 2010. The following table represents stock option activity as of and for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2009	4,186,667	$.10	2.9 years	1,505,033
Granted	—
Exercised	—
Forfeited/expired/cancelled	(766,667)	.10

Options Outstanding – September 30, 2010	3,420,000	$0.10	1.4 years	1,374,700

Outstanding Exercisable – December 31, 2009	3,420,000	$0.10	2.9 years	1,405,500
Outstanding Exercisable – September 30, 2010	3,420,000	$0.10	1.4 years	1,374,700

(5)           Line of Credit

The Company borrowed approximately $98,000 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. Currently, $96,405.20 was owed pursuant to the line of credit (inclusive of interest) at November 30, 2010. The Company has successfully negotiated a fixed payment of $1,045 per month and the interest rate was reduced to 5% fixed.

(6)           Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, no income tax benefit or expanse has been presented.

(7)           Commitments and Contingencies

Office Lease

The Company entered into a new lease agreement in January 1, 2009 for office space in Clearwater Florida.  Rental payments under the new lease were $300 per month on a month to month basis.  Rent expense for the three months ended September 30, 2010 and 2009 was approximately $1,800 and $1,800, respectively.

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

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At September 30, 2010, the Company was in arrears on twelve monthly payments on the settlement.

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

	September 30,	December 31,
	2010	2009
	(unaudited)
Raw materials	$16,688	$17,185
Work in process	$-	$-
Finished Goods	$33,922	$49,941

TOTAL	$50,610	$67,126

(9)           Subsequent events

On December 1, 2010, the Company entered into an agreement and received $165,000 in equity financing, representing a non-refundable initial funding of a $500,000 commitment from an unrelated third party at $.03 per share.  The agreement in principal includes additional installments for the remaining funding scheduled on December 15, 2010; January 3, 2011; January 17, 2011; and February 1, 2011. Further funding arrangements are dependent upon shareholder approval.

In December, 2010, the Company signed a settlement agreement on the 2006 debt (subordinated convertible promissory notes) to pay off the debt and the accrued interest at a discount, eliminate all claims to equity and warrants by the Lenders and free up the unissued shares for the conversion of the new funds noted above.  The Company has until December 20, 2010 to make the agreed upon payment or the lenders can void the settlement agreement.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2010, have been included.

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

Results of Operations

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from AmTrak, the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC Transit, major airport and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. A major U.S. airport ordered 156 BlastGard MTR Blast Mitigated Receptacles, which order resulted in gross revenues to the Company of over $700,000.  For the quarter ended September 30, 2010, we recognized sales of $43,315 and a gross profit of $12,150. For the nine months ended September 30, 2010, we recognized sales of $87,698 and a gross profit of $22,114.

For the quarter ended September 30, 2010, our overall operating and non operating expenses dropped significantly from the prior year due to a reduction in general and administrative costs of $249,240 for the nine months ended September 30, 2010 compared to $488,325 for the nine months ended September 30, 2009.

Our net loss for the quarter ended September 30, 2010 was $(63,719) as compared to $(114,553) for the comparable period of the prior year. The decreases in net loss are due to a decrease in operating and non-operating expenses.

BlastGard’s products have in the past few years  been tested and evaluated by many military and defense contractors and commercial companies in the United States and abroad as described under Business Prospects. As we experience anticipated growth and expansion of our operations, we will experience an increase in operating expenses and costs of doing business.

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

On October 25, 2004, the Company had entered into an Alliance Agreement with Centerpoint Manufacturing whereas Centerpoint would provide the Company with proprietary reinforced trash receptacles and the Company would provide proprietary composite blast mitigation material technologies to offer an enhanced reinforced trash receptacle product. All of the costs related to the testing and development of the BlastGard MTR® and BlastGard MBR® series, totaling $262,404.60 and $62,808.63 respectively, were paid by the Company. The Alliance Agreement commenced on October 25, 2004 and was in full force and effect for five years. The Alliance Agreement automatically terminated on October 25, 2009 since neither party renewed the Agreement. Nevertheless, the Company continued to rely on Centerpoint as their vendor for blast resistant receptacles for the Company’s MTR and MBR line of products and Centerpoint continued to supply their receptacles to the Company. During the 5-year Alliance Agreement, the Company’s line of blast-mitigated products were marketed to third parties while Centerpoint continued to market the same blast resistant receptacle under their own name but without the blast-mitigating properties of BlastWrap. In May 2010, BlastGard notified Centerpoint that it intended to create a new blast resistant receptacle component for the Company to use in its BlastGard MTR® and BlastGard MBR® product line unless Centerpoint could reach agreement with BlastGard on continuing to use its existing receptacle. On May 18, 2010, BlastGard concluded that Centerpoint would not continue its relationship with BlastGard.

As a result of the Company's failure to reach a mutually acceptable agreement for continuing its relationship with Centerpoint, a new blast resistant receptacle for our BlastGard MTR® and MBR® series of products has been designed for the Company which incorporates our core product, BlastWrap® into each product. The Company is in the process of finalizing manufacturing arrangements with one or more vendors, which will result in substantial cost savings over the Company's previous agreement with Centerpoint. Testing of the new design is anticipated to occur upon receipt of additional financing.

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

In summary, we have developed either finished products or working prototypes of BlastWrap® products for each of the product lines described above. All of these products have been successfully tested and evaluated in-house, by third-parties and by interested clients and strategic partners. Prototypes may require further modifications based on the test results and client and partner feed-back. However, we have the following products that are completed and finished products, available for sale that we are currently manufacturing and marketing, except as otherwise noted:

●	The core product, BlastWrap®;

●	BlastGard® MTR (mitigated trash receptacle,(Note- Testing of the new design is anticipated to occur upon receipt of additional financing.);

●	BlastGard MBR 300 (mitigated bomb receptacle) and MBR Gard Cart;

●	BMULD (Blast Mitigated Unit Load Device - LD3 Container); and

●	BlastGard Barrier System (“BBS”) high-capacity wall system for perimeter and structure protection.

Liquidity and Capital Resources.

At September 30, 2010, we had cash of $1,082, working capital of $(1,263,445), an accumulated deficit of $(13,488,171) and shareholder equity of $(1,036,836).

For the nine months ended September 30, 2010, net cash provided by operating activities was $23,194 primarily due to our net loss of $(283,452), partially offset by a $50,000 in stock based compensation and $274,178 increase in accounts payable. During the nine months ended September 30, 2010, we used cash in investing activities for payment of deferred costs of $(24,423). During the nine months ended September 30, 2010, we received $572 from our credit line.

For the nine months ended September 30, 2009, net cash used in operating activities was $(48,805) primarily due to our net loss of $(465,719) offset by $116,500 in stock based compensation and collection of $267,668 in accounts receivables. During the nine months ended September 30, 2009, we used cash in investing activities for payment of deferred costs of $(17,157). During the nine months ended September 30 2009, we received $90,000 from the sale of stock and paid $22,881 on our line of credit.

At September 30, 2010, we had cash of $1,082 and we owed $680,999 in principal and $46,707 in accrued interest to the holders of our December 2004 Debt and 2006 debt. We also owed payables in the amount of $665,744.

In regards to the September 2006 Debt, we filed a Form 8-K on July 2, 2008.  On September 22, 2006, we borrowed the principal amount of $1,200,000 (the “June 2006 Debt”) from two non-affiliated persons (the “Lenders”) due June 22, 2008. Pursuant to an agreement dated as of August 7, 2007 (the “August 2007 Agreement”), Robert F. Rose Investments and two other non-affiliated parties (collectively hereinafter referred to as the “Purchasers”) entered into an agreement with the Lenders to purchase the June 2006 Debt, which transaction is personally guaranteed by Mr. Rose.  Upon the completion of said transaction, the Purchasers had agreed to automatically convert their June 2006 Debt into shares of our Common Stock at $.30 per share.  To date, $795,000 of the $1,200,000 has been completed and converted into our Common Stock at $.30 per share and $50,000 in principal was paid back. Pursuant to an agreement dated as of September 21, 2007, the Purchasers agreed to assign the remaining $355,000 to be purchased pursuant to the August 2007 Agreement to five non-affiliated persons (collectively hereinafter referred to as the “Assignees”) and the Assignees deposited $355,000 in escrow with Lenders’ attorney, as Escrow Agent. Subsequently, the Assignees notified the Escrow Agent that it should not release the escrowed funds from escrow and demanded the return of their funds. Said $355,000 is currently the subject of a legal dispute and such funds are being held in escrow by the Lenders’ attorneys. Although there is a dispute as to the rights and obligations of the parties pursuant to the aforementioned agreements and the possible conversion of the June 2006 Debt into shares of our Common Stock, we had continued to make the quarterly interest payments on the June 2006 Debt so as to avoid any claim of default. However, on June 22, 2008, the June 22, 2006 debt became due and payable and no payment of principal or accrued interest thereon was made by us. It is management’s position, although no assurance can be given in this regard, that we do not owe the lenders the $355,000 and that we were obligated to deliver 1,183,333 shares of common stock to the assignees upon conversion thereof. Nevertheless, we have continued to include the principal of the June 2006 Debt and accrued interest on our consolidated balance sheet in order to reflect the worse case scenario. See “Note 1” and “Recent Developments.”

To date, we have relied on management’s ability to raise capital through equity private placement financings to fund our operations. The Company has also borrowed about $96,000 from a credit line, which was secured by a personal guarantee of Michael Gordon, its Chief Financial Officer, new Chief Executive Officer and a director. The Company has not been able to generate significant orders from sales to fund its operations nor has it been successful in raising approximately up to $1,500,000 in additional funds sufficient to carry on its operations for a period of approximately one year. We have an immediate need of cash to support our operations, current debt obligations and capital expenditures and to continue as a going concern. The Company is continuing to attempt to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the receipt of product licensing fees. We can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. We can provide no assurances that a mutually acceptable licensing agreement will be entered into on terms satisfactory to us, if at all. The Company’s executive officers have not been paid any salary and have had their salaries accrued since May 2009. We can provide no assurances that they will continue to be able to provide their time and effort to the Company without the timely payment of their salaries (including accruals thereof). Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. In this respect, see “Note 1 – Going Concern” in our audited financial statements for the year ended December 31, 2009 included in our Form 10-K filing for additional information as to the possibility that we may not be able to continue as a “going concern.”

Recent Developments

As of September 30, 2010, BlastGard’s salary accruals and benefits to its executive officers totaled $237,908 and its other account payable totaled $290,782.  Excluding our cash needs to meet these and other debt obligations, we have a monthly cash budget broken down as follows:

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

On December 1, 2010, the Company entered into an agreement and received $165,000 in equity financing, representing a non-refundable initial funding of a $500,000 commitment from an unrelated third party at $.03 per share.  The agreement in principal includes additional installments for the remaining funding scheduled on December 15, 2010; January 3, 2011; January 17, 2011; and February 1, 2011. Further funding arrangements are dependent upon shareholder approval.

In December 2010, the Company signed a settlement agreement on the 2006 debt (subordinated convertible promissory notes) to pay off the debt and the accrued interest at a discount, eliminate all claims to equity and warrants by the Lenders and free up the unissued shares for the conversion of the new funds noted above.  The Company has until December 20, 2010 to make the agreed upon payment or the lenders can void the settlement agreement.

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

Item 4.  Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the three and nine month periods ended September 30, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

On July 19, 2006, we filed a lawsuit in the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida. The Defendants in the lawsuit are Sam Gettle, Guy Gettle and Verde Partners Family Limited Partnership (“Verde”). The lawsuit contends that the Defendants have committed defamatory acts against BlastGard International and its products. The lawsuit also asks for a declaration that BlastGard International is not liable for the acts complained of in the Nevada action. On BlastGard’s affirmative claims for defamation, the Florida action seeks injunctive relief and damages in excess of $15,000, exclusive of attorney’s fees and costs. Sam Gettle, Guy Gettle, and Verde counter claimed in the lawsuit alleging the same bad acts complained of in the Nevada action. The counterclaim seeks an award of unspecified damages and injunctive relief. On April 2, 2009, the company entered into a Settlement Agreement to settle our outstanding civil litigation. The company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty is not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue. The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue. Since entering into the Settlement Agreement in April 2009, the Company has paid Verde a total of $44,858.97 and is in arrears for $87,360 as of December 3, 2010.

Item 1A. Risk Factors

As a  Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)         From January 2010 to September 30, 2010, we had no sales or issuances of unregistered securities, except we made sales or issuances of unregistered securities listed in the table below:

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

(c)        In the nine months ended September 30, 2010, there were no repurchases by the Company of its Common Stock.

Item 3. Defaults Upon Senior Securities. None

Item 4.  Reserved.

Item 5.  Other Information.

On December 1, 2010, the Company entered into an agreement and received $165,000 in equity financing, representing a non-refundable initial funding of a $500,000 commitment from an unrelated third party at $.03 per share.  The agreement in principal includes additional installments for the remaining funding scheduled on December 15, 2010; January 3, 2011; January 17, 2011; and February 1, 2011. Further funding arrangements are dependent upon shareholder approval.

In December, 2010, the Company signed a settlement agreement on the 2006 debt (subordinated convertible promissory notes) to pay off the debt and the accrued interest at a discount, eliminate all claims to equity and warrants by the Lenders and free up the unissued shares for the conversion of the new funds noted above.  The Company has until December 20, 2010 to make the agreed upon payment or the lenders can void the settlement agreement.
Item 6.  Exhibits

Exhibit Number	Description
10.1	TangoPoint Agreement, dated December 1, 2010*
10.2	Settlement Agreement, dated December 1, 2010*
11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.
31.1	Rule 13a-14(a) Certification – Chief Executive Officer and Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer and Chief Financial Officer *
———————
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 8, 2010	BLASTGARD INTERNATIONAL, INC.

	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer