Form 10-K
period 2010-12-31
BLASTGARD INTERNATIONAL INC
filed 2011-04-14
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:  ___ to ___

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of approximately 29,750,000 shares of Common Stock as of June 30, 2010 was approximately $625,000 based on a closing sales price of $0.021 per share of Common Stock on June 30, 2010, the last business day of the Registrant’s most recently completed second quarter.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 31, 2011 was 70,940,142 shares.

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

ITEM 1.BUSINESS

BlastGard International, Inc. is in the business of providing protection for individuals and property.  We have developed and have been marketing BlastWrap products to protect people and property against explosive forces.  We have recently acquired a 98.2% new subsidiary (HighCom Security, Inc.) that provides a wide range of security and personal protective gear.  A description of each company can be found below and a description of our acquisition can be located under "Item 13." We believe that the products of the two companies have a certain synergy and that BlastGard International is poised to be a full service provider for defensive and protective product needs. The term "the Company" shall include BlastGard and HighCom unless the context indicates otherwise.

HighCom Security, Inc.

HighCom Overview

Founded in 1997 and originally based in San Francisco, HighCom Security, Inc.. ("HighCom), a California corporation, is a global provider of security equipment. HighCom Security is a leader in advanced ballistic armor manufacturing. With a 11,300 square foot manufacturing and distribution facility located in Columbus, Ohio, HighCom is well positioned for large scale and time sensitive global supply needs. We design, manufacture and/or distribute a range of security products and personal protective gear. Our logistics network is now managed from our corporate headquarters in Clearwater, Florida. HighCom Security serves a wide range of customers throughout the world. Our North American customer base includes the Department of Defense and the Department of Homeland Security. We cater to local law enforcement agencies, correctional facilities and municipal authorities, as well as large corporations. We export our products throughout the world and have in the past sold products in Asia, Africa, Europe, Latin America and the Middle East. Many of our products are controlled for export purposes and we require end user details prior to all sales. Strict compliance with U.S. and International laws and regulations is mandatory.

Background of HighCom

HighCom was founded by Yochanan Cohen ("YC") 1997 to market and sell a range of security and law enforcement products. HighCom’s underlying philosophy was to sell only products providing protection to the public and law enforcement and security personnel.  YC’s leveraged his military and law enforcement background to launch HighCom’s operation.  YC was a combat officer in the Israel Defense Forces and later joined the Ministry of Foreign Affairs of Israel where he served in various protective security positions in foreign embassies and consulates.  He also served in the V.I.P protection unit which was tasked with the protection of heads of state and senior government officials. In its early years, HighCom was focused on two operations – the sale of security and law enforcement products (products operations) in the domestic USA market and the provision of protective services (services operation) to various local San Francisco, CA community centers, schools and religious institutions.  The “products” sold during this early period were primarily security metal detectors and baggage x-ray screening machines, in addition to CCTV monitoring systems.  These products were manufactured by brand name manufacturers and resold by HighCom on a non-exclusive distribution basis.  The ‘services” provided included the provision of protective security guards to institutions either on a contractual basis or an hourly basis as required.  Included in the services operations was the short term rental of metals detectors and baggage x.ray screening machines for local corporate or governmental events. In 2005 the services operations were sold off to its senior manager through a separate company.  HighCom did not retain any ownership interest in this new company.  HighCom was then totally focused on the sale and distribution of its current range of products.  HighCom’s annual revenues increased from $3 million in 2003 to $10 million in 2005 primarily from the increase in domestic homeland security spending as well as US Defense Dept expenditures to support its operations in Iraq. Through an open bid process, HighCom was awarded contracts, both on a prime and subprime basis to supply U.S. and Coalition supported operations in Iraq and Afghanistan with a range of tactical gear including military uniforms and general equipment to the Iraqi Defense Forces.  As a sub-contractor, HighCom was also awarded contracts to supply protective ballistic helmets to the United Nations Peacekeeping forces.  In 2006, HighCom revenues reached $28 million with the continued supply of helmets to the United Nations Forces in addition to the sale of personal protective armor plates on a sub-contractor basis to a number of leading U.S. armor companies for final supply to the Iraqi Defense Forces.  Armor plate sales totaled approximately $24 million in 2006. With increasing market pricing pressure in 2007, particularly in the armor industry, HighCom made the decision to switch from a distributor to a domestic manufacturer of personal protective armor plates.  Sales in 2007 decreased to approximately $7 million as HighCom focused on establishing domestic manufacturing operations based in Columbus, OH. In 2008 with its manufacturing operations in full operation, sales revenues increased to $17 million with approximately $12 million coming from the sale of personal armor plates.  As a result of its investment in its own manufacturing capacity, HighCom became a market leader in competitively priced high performance ballistic plates uniquely suited to market requirements.  In 2008, HighCom opened a 70,000 sq. ft. leased manufacturing facility in Columbus, OH in association with its manufacturing partner as well the construction of an in-house ballistic testing range.  In association with its own manufacturing operations and testing facilities, HighCom was able to dedicate funds to its internal research and development activities.  These research and development efforts lead to a more extensive product line including a range of National Institute of Justice ("NIJ") certified ballistic armor products.  These products included both personal armor plates and ballistic armor shields. In the mid 1970's, NIJ began testing and developing body armor and performance standards for ballistic resistance. Recognition and acceptance of the NIJ standards has grown worldwide making it the performance benchmark for ballistic-resistant body armor. Revenues in 2009 suffered a large decrease largely attributable to a May 2009 fire in its Columbus, OH facility. This destructive fire caused significant disruption to HighCom operations which was forced to relocate to new premises to restart its manufacturing activities.  The combination of decreased spending in law enforcement and homeland security sectors experienced by the industry, the US financial crisis and the destructive effects of the factory fire, revenues decreased to $4 million.  In the second half of 2009, HighCom was able to reestablish its operations in OH and began to regain its market presence both with customers and vendors.  The result of which was the receipt of a $6 million contract award through an open bid process for the supply of hard armor plates and soft armor vests to United Nations Peacekeeping Forces.  This was the first UN contract won by HighCom as a prime contractor.  Shipments under this contract began in late 2009 with the majority of the contract revenues scheduled to be earned in 2010.

Foreign Corrupt Practices Act (FCPA)

On January 19, 2010, the U.S. Department of Justice ("DOJ") unsealed indictments of 22 individuals from both the law enforcement and defense supply industry, one of whom was HighCom’s then Chief Executive Officer, Yochanan Cohen, as an individual for allegedly violating 18 U.S.C. § 371 and 18 U.S.C. § 78dd-2, United States v. Yochanan R. Cohen, Criminal Case No. Cr-09-343.  HighCom was not a party to this indictment. HighCom has always taken, and continues to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad.  Following this indictment, Mr. Cohen stepped down from his daily responsibilities as CEO of HighCom.  As a result of this indictment, although not a named party to the indictment, in March 2010, HighCom was placed under a policy of denial by the U.S. State Department.  This resulted in a suspension of HighCom’s ability to export certain armor products under U.S. Government Regulations.  This effectively ended HighCom’s export capacity and significantly impacted its operations and ability to deliver product to its customers and in particular fulfill its shipment obligations under the U.N. contract awarded in late 2009.  HighCom was suspended by the US Dept of Defense and added to its Excluded Party List. This severely restricted its ability to sell product in the US defense sector. To regain its export privileges under US State Department regulations, Mr .Cohen, as CEO and majority shareholder, was required to resign as an executive corporate officer and director and fully divest his equity interest in HighCom. On January 25, 2011, Mr. Cohen entered into a binding Letter of Intent to sell his equity interest to BlastGard International Inc. and closing occurred on March 4, 2011.

Concurrent with Mr. Cohen’s resignation both as a director and officer of HighCom and the sale of his equity interest to BlastGard, BlastGard filed with the US State Department to have the policy of denial lifted in order to regain HighCom’s ability to export certain armor products again.  We are thrilled to announce that as of March 29, 2011 this order of denial has been lifted and has had its export privileges reinstated.  HighCom has also applied to the US Defense Dept to be removed from the Excluded Party List, and is in the final stages of this process and hopes to report approval within the coming weeks.  The successful reinstatement of HighCom’s export authority in addition to the pending approval to be removed from the EPLS will dramatically improve HighCom’s ability to sell and market its products.  Despite all its operating challenges in 2010, HighCom ended the year with total revenues of $5million with a sales order backlog believed to be firm of approximately $1,400,000.

In March 2011, BlastGard’s management team officially assumed operational control of HighCom.  Since this time we have accomplished a number of key compliance tasks and are currently in the process of finalizing manufacturing agreements with several key partners.  BlastGard has received official communication from the U.S. State Department that HighCom’s export authority has been reinstated. In addition to this, BlastGard has completed registration through the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security. The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits.  BlastGard management has been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review; and as of March 18, 2011, HighCom has been recommended for continuing ISO certification. Communication with the United Nations is ongoing and we hope to have a resolution within the coming weeks. BlastGard has also made significant personnel changes within HighCom and restructuring of operating locations and costs. BlastGard is expecting a 30% reduction in HighCom’s operating expenses in the second quarter of 2011.

PRODUCT DESCRIPTION

HighCom provides a wide range of security products and personal protective gear (including tactical armor) that are tailored and offer protection solutions to specific customer requirements.  HighCom caters to local law enforcement agencies, correctional facilities and municipal authorities.  Given the equipment and ballistic protection solutions provided by HighCom, compliance with the U.S. Department of Commerce, U.S. Department of State, U.S. Department of the Treasury and all other governmental agencies' regulations is a high priority. HighCom has sold its products in the defense and law enforcement sectors and is known for innovative technology, exceptional customer service and superior quality performance.

Body armor is classified by the NIJ according to the level of protection it provides from various threats.  The classifications are as follows:

•	Type IIA body armor- minimal protection against smaller caliber handgun threats.

•	Type II body armor – provides protection against many handgun threats, including many common smaller caliber pistols with standard pressure ammunition, and against many revolvers.

•
Type IIIA body armor- provides a higher level of protection and will generally protect against most pistol calibers including many law enforcement ammunitions, and against many higher powered revolvers.

•	Type III and IV body armor – provides protection against rifle rounds and are generally only used in tactical situations.

Our Security Products include the following:

•	Ballistic helmets

•	Body armor and hard armor plates

•	Riot helmets and shields

•	Mounted patrol, vehicular crew, and general duty helmets

•	Uniforms, Apparel and Duty Gear

•	Metal detectors: walk-through and handheld

•	Explosive ordinance disposal equipment: bomb suits & gear, hook & line kits, detectors and search mirrors, under vehicle surveillance systems

•	Range & training equipment: robots and targets

•	Safety equipment: gas masks, respirators, chemical detectors, medical equipment & supplies

•	X-Ray screening systems: luggage, parcel, freight and cargo scanners, mobile systems, transportation securities administration test objects

•	Dry storage systems for ordnance and heavy equipment

•	Outdoor equipment:gear, flashlights, GPS systems

•	Vision and optics: binoculars, goggles, night vision equipment

•	Communication systems

•	Emergency lighting and warning systems

Manufactured products versus products supplied by third party vendors.

HighCom manufactures ballistic plates, ballistic shields and blankets. Hard armor plates are HighCom manufactured products which either carry our brand name or a private label. Our ballistic vests, ballistic helmets and EOD bomb suits and gear are currently manufactured and private labeled by third party vendors for us. Our soft arm vests are manufactured by one of two major suppliers and they either carry the supplier brand name or the HighCom brand name. Our UN soft armor vest is co-manufactured by us with a third party vendor. Our ballistic packs are also manufactured by one of two manufacturers. We distribute the following products made by other manufacturers: metal detectors, x-ray machines, EOD kits and detection devices, law enforcement gear, uniforms and other clothing, optics and communications.  In the future, we intend to manufacture PASGT (personal armored systems for ground troops) and ACH (advanced combat helmets) ballistic helmets as well as EOD suits.

PLATES

Level IV – NIJ 05

HighCom currently maintains some of the largest capability for manufacturing Level IV ceramic plates.  An important, strategic move we have employed is to partner with numerous companies to further leverage available equipment to increase production capacity.  An example of this is utilizing press consolidation capacity to produce high pressure backings for plates.

The Level IV NIJ 05 plate has a very high margin of safety.  Approximately 300 plates have been shot internally at HighCom's ballistic lab and shooting range as well as at independent and other commercial labs.  During these tests, no penetration has occurred when tested in accordance with the NIJ standard.  Another important performance feature of this plate is that when used in conjunction with a Level IIIA Vest, this plate has established the ability to defeat six rounds, in accordance with Level III NIJ 05.

HighCom has nine different certifications of its Level IV plate utilizing different suppliers of ceramics and backing materials.  We have deferred risk of material supply by securing qualified vendors to provide the necessary materials.

Level III – NIJ 05

HighCom has a Level III NIJ Polyethylene based plate solution with a production capacity of 5,500-6,000 units per month.

SAPI

The SAPI Plate (Small Arms Protective Insert) is used as an insert in military carriers.  Due to the rate of ballistic performance and success we have established in the tests conducted thus far, we were able to achieve SAPI level performance with a weight of 100g less than the specification.  Further, the HighCom sample defeated six rounds of explosive materials in a single plate. We have conducted impact drop tests and x-rays after shoot tests.  This product needs additional testing and evaluation to solidify the results. We have spent $300,000 on SAPI development thus far applying the many lessons garnered during the past several years of research and development.

NIJ 06 Specification &Compliant Products

HighCom currently has one certified Level III plate and one Level IIIA vest.  One vest is approved and one has passed the Level II test criteria.  There are different manufacturers producing these two different vests.  The Level IV plate has passed the NIJ testing and is in process to receive the final certification documents.  Our current situation with vests is that we have several vest models in the development stage:  3 Level IIIA and 3 Level II.  Additionally, 2 models of both Level IV and Level III plates are ready to process but on hold due to budgetary constraints.  We have a ceramic based Level III plate, which is in addition to the SAPI, also on hold for the same reason.  There are tests in the pipeline along with a considerable number of options, solutions and directions for continued development of hard armor plates for certification under NIJ 0101.06 standards.

SHIELDS

HighCom produces a Level IIIA ballistic shield that is among the most advanced in the market.  This is due to the fact that the electrical connections are routed internally through the composite itself.  Similar products offered in the marketplace will have external electrical connections.  HighCom has a ballistic shield production capacity of approximately 800-1,000 units per month.

BLANKETS

We can produce ballistic blankets at any level to whatever size is needed by the end user.  Production capability is approximately 500-800 units per month.

SOFT ARMOR

HighCom has five certified soft armor products with a production capacity of 2,000 units per month.  We were able to process a composite of proprietary material with a third party supplier wherein ceramic materials are incorporated within the flexible composite.  This alone increases ballistic stability, stab protection and provides further avenues towards lighter solutions.  These lighter solutions in turn combine composite material into soft armor material.  Research and testing at this stage is very preliminary with only basic testing conducted.  However, results thus far strongly indicate to us that additional research in the vein has great potential for advantageous positioning in the soft armor sector of our industry.  Additionally, we have cause to believe that analyzing bullet energy combining impact systems with both hard and soft ballistic systems will provide a superior product in this industry.

EOD

HighCom intends to subcontract orders to produce Explosive Ordinance Disposal suits ("EOD") to our specifications to either a U.S. manufacturer or one of four foreign manufacturers. The current EOD production market is dominated by Med-Eng Systems, Inc., who holds about 80% of the market share.

HighCom’s helmet for our EOD suit is vastly superior to the ones currently on the market.  Not only have we increased the field of vision to 180 degrees, but, by using more advanced materials, we have made our helmet lighter and more mass efficient resulting in a better fit.  By approaching certain laboratories, we will be able to implement the feedback from actual end users’ wish list into our suit in a very short period of time.

We estimate that the U.S. Military acquire approximately 1,000 suits annually.  The global market will yield a higher number with an estimated budget of approximately $40-50 million for just the bomb suit.  This is a very small niche in the ballistics industry.  Most countries do not buy these products in volume.  Therefore, pricing is not generally the deciding, or even pivotal, factor in purchase criteria.

By far the major expense in design, research and development of the EOD product line is conducting the tests, as explosive testing is expensive.  There are a very limited number of labs capable of performing this type of testing.  This is simultaneously an advantage and disadvantage.  Management believes that Med-Eng has received generous funding for their testing from the Canadian Government.  This enabled Med-Eng to write in the testing specifications in the buyer’s purchase description/bid package and yielded a large share of the market to them.   We believe by approaching the U.S. Government entities, they will not only procure our suit but perform the necessary testing on new product designs, thus creating an increase in HighCom’s market share.

Even without the solid vision of continued future development of this suit, it, in its current state, can compete in the market and HighCom could establish a stronghold quickly.  Our EOD suit has the potential to be the only “Made in USA” suit.  It has many advanced ballistic solutions, an ergonomic design and cutting edge helmet structure with expansive vision.  Future research and development includes a/c systems, better hard armor design, design of overpressure attenuating systems, design of multi-function suits, increase helmet stability.  There is great importance on marketing EOD that will result in a cumulative snowball effect on all of HighCom’s products.  As an example, IABTI, an independent association formed for countering the criminal use of explosives, has multifarious needs for a variety of EOD products.  By simply displaying our products with them, HighCom's EOD product line would quickly become common knowledge among the end users in over 300 countries.

HELMETS

HighCom is working towards achieving a proprietary uni-directional material that a third party will lay up for us in tape form (100% Polypropylene). Based on previous research and testing conducted, management believes that we can produce a Level IIIA helmet. We have yet to finish accomplishing the entire process.  We will need to validate the date, produce an aluminum mold as well as the prototype once the material is completed by a third party. Management believes that this helmet will be an excellent “Made in USA” product that can be marketed internationally at a very competitive price point.  This helmet has potential to be produced as a riot helmet with an impact system.  This potentially would allow us to replace the existing riot helmets and possibly adjust the ballistic requirements accordingly (Level II or 9mm only).

Research and Development

During fiscal 2010 and 2009, HighCom spent $33,117 and $50,688 on research and development efforts. Future research and development expenses will depend upon our liquidity and capital resources.

MARKET DEFINITION

Industry Description and Outlook

There are over 17,000 law enforcement agencies in the U.S. with over 750,000 police officers. The law enforcement market is scattered across the country and is typically serviced by distributors which provide products such as body armor, uniforms, guns, and other items.

According to a Vector Strategy report on U.S. military body armor trends, $6 Billion dollars worth of body armor will be procured between 2009 and 2015. Body armor has a life cycle of five years.  This combined with an average 10% attrition rate in law enforcement, means that approximately 30% of body armor purchases are turned over each year.

HIGHCOM’S MARKETING AND SALES STRATEGY

Strategy

Our objective is to be a global leader in the businesses of safety, security, and defense protection. We continually seek to enhance our existing products and to introduce new products to expand our market share or enter into new markets.  Historically, the largest portion of our HighCom business resulted from the sale of ballistic plates, vests and helmets. We plan on expanding our business into multiple segments of the defense market. We are considering other products and services for other aspects of the safety, security and defense protection.  We sell our products and services through a variety of distribution channels. Depending upon the product or service, our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers. More specifically, the major customers of HighCom are:

•	Independent Distributors
•	Department of Homeland Security
•	Other Federal Government Agencies
•	Local Police Departments
•	Foreign entities
•	United Nations

The channels of distribution for HighCom are distributors, direct sales, and the Government Services Administration (GSA).  Since HighCom is a GSA contract holder any federal government agency can buy from them without additional prior approval.

Target Market

The primary target markets are:

•	U.S. Department of Defense
1.	Army
2.	Marines
3.	Air Force
4.	Navy
•	Other government agencies
1.	Homeland Security
2.	State Dept
3.	FBI
4.	DEA
5.	U.S. Marshalls
•	Local law enforcement
1.	Police
2.	Highway patrol
3.	City police
4.	County Sheriffs
•	Foreign governments
1.	Military
2.	Security
3.	Police
•	United Nations peace keeping forces

How do we market ourselves

Armor products - personal armor plates, ballistic shields and certain soft armor vests – have been designed, developed and certified by HighCom.  NIJ certification is the barrier to entry/foundation to the US armor industry since without NIJ certification, marketability/sales opportunities to domestic law enforcement are limited. While export sales are possible without NIJ, NIJ certification is increasingly becoming required for export sales. All other HighCom products are distributed under non-exclusive supplier arrangements. Our HighCom marketing strategy includes the following:

•	HighCom website
•	Trade publications
•	Defense industry news websites
•	Trade Shows and Conferences
•	GSA advantage and
•	Bidding on federal government supply needs

Salespersons

We have contracted an outside organization owned by Andrew McKinnon, a director of BlastGard, to provide up to three dedicated sales people to respond to sales inquires, to contact known potential customers, to general sales leads and to visit customer sites. These salespersons will also submit bids through online public bid sources and the GSA System and make bids through an existing network of customers.

Bidding on Governmental Projects

Bidding on governmental (federal, state, local) contracts normally requires you to apply for status as an approved vendor. Once your application accepted – you are eligible to participate in bids. Vendor certifications have varied processes – some include/require submission of detailed financial data to qualify and be certified as a vendor. Our ISO certification also a key factor in registration. Bids are submitted to a US agency – either through online sites, email or US Mail. For foreign sales – normally approached by agents (based in foreign companies) – who request quotes for supply of goods in their local markets. Agents generally operate on a non exclusive basis, but HighCom has in the past granted limited exclusivity to certain agents either on project specific basis – or a specific country basis. On occasion, HighCom may contract directly with a foreign government to supply products on behalf of local agent. HighCom would then receive payment direct from government agency and pay a commission to local agent.

EXPORT COMPLIANCE POLICY

HighCom is required to comply with all laws and regulations surrounding U.S. export controls. Recent events have focused the U.S. government's attention on the need for increased enforcement of such laws. Although the government has always enforced export laws and regulations, the level of intensity has risen in the past several years as concerns regarding national security and international terrorism have grown.

The United States government has various objectives when controlling exports. For instance, the U.S. has placed controls on the export of certain goods and technologies to prevent them from being used by the Armed Forces of other nations and thus threatening U.S. national security. The U.S. also uses export controls for purposes of economic sanctions against certain nations and groups hostile to the United States.

The U.S. government not only possesses a national security interest through its export controls but also has additional objectives. Export controls help protect items that may be in short supply domestically such as oil or gas. Additionally, the U.S. collects trade data that allows the government to track the trade balance, evaluate the effect of foreign trade on the domestic economy, and/or develop foreign policy decisions. The end result of all the U.S. government's regulations and laws is that HighCom must be cognizant and comply with all export laws.

HighCom management is firmly committed to full and complete compliance with all U.S. export control laws, including among others, the Export Administration Regulations administered by the Bureau of Industry and Security of the U.S. Department of Commerce, the International Traffic in Arms Regulations administered by the Directorate of Defense Trade Controls at the U.S. Department of State, and the various sanctions and embargo regulations administered by the Office of Foreign Assets Controls (OFAC) at the U.S. Department of the Treasury. While HighCom has always been committed to compliance with all U.S. export control laws and regulations, our desire to ensure that no violations occur is heightened by the events of September 11, 200I. All HighCom employees associated with activities that are subject to U.S. export controls take extra precautions to ensure that no violations occur. It is HighCom management's policy that under no circumstances will exports made on behalf of its customers be made contrary to U.S. export laws and regulations. Special care is taken to prevent transactions with entities involved in the proliferation of weapons of mass destruction.

Violations of the Export Administration Regulations could result in significant penalties for HighCom and for those individuals involved in the violation. Civil penalties of up to $50,000 per violation may be imposed or up to $120,000 if the violation involves national security controls. Violations could also result in a denial of HighCom's export privileges meaning it could no longer forward products to international customers. Criminal penalties may also be imposed on HighCom and on the individuals involved. For willful violations of the export regulations, HighCom could be fined up to $1,000,000 per violation and individuals could be fined up to $250,000 per violation and imprisoned for up to 20 years.

Violations of the International Traffic in Arms Regulations can also result in serious civil and criminal penalties for HighCom and the individuals involved. Civil penalties can reach $500,000 per violation; criminal penalties can reach $1,000,000 per violation. HighCom and individuals can also be debarred from practicing before the Directorate of Defense Trade Controls, meaning the debarred party is ineligible to export defense articles from the U.S.

Violations of OFAC regulations can also be very expensive and even result in a denial of export privileges in addition to various civil and criminal penalties. The U.S. government takes export control violations very seriously and so does the management of HighCom.

HighCom has implemented an Export Compliance Program specifically designed to satisfy the requirements of the pertinent United States statutes, rules and regulations, such as the Export  Administration Act, Trading with the Enemies Act, Arms Export Control Act, International Emergency Economic Powers Act, the Export Administration Regulations, the Foreign Assets Control Regulations, the International Traffic in Arms Regulations, the Foreign Trade Statistics Regulations, the Alcohol, the Customs Regulations, and all other applicable statutes, rules and regulations governing the export and transportation of commodities by HighCom. The Export Compliance Program includes training on compliance issues, the preparation and utilization of the U.S. Export Control Compliance Manual, and the establishment of a system of internal reviews designed to identify any risks of non-compliance by HighCom.

OVERVIEW OF U.S. EXPORT REGULATIONS

The principal government agencies that regulate U.S. exports are the Department of Commerce, which regulates the export of "dual-use" items, and the Department of State, which regulates the export of defense or "munitions" items. "Dual-use" items are commercial items (i.e., commodities, software and technology) that can also be used in military applications, while "defense articles," "defense services," and related technical data are items specifically designed, modified or adapted for military uses and that have limited or no commercial application. This information is based on regulations published by these two, as well as other relevant U.S. government agencies, and is subject to change. This information will be updated periodically to reflect changes made to the pertinent laws and regulations.

The Bureau of Industry and Security ("BIS") is the agency within the U.S. Department of Commerce that is responsible for administering export controls of "dual-use" items. BIS publishes and administers the Export Administration Regulations ("EAR") (15 C.F.R. Part 730 et seq.) which describe export controls and contain a list of the commodities, software, and technology that are controlled for export by the Department of Commerce. This list is called the Commerce Control List, or "CCL", and is contained in Supplement No.1 to Part 774 of the EAR.

The Directorate of Defense Trade Controls ("DDTC") is the agency within the U.S. Department of State that is responsible for administering controls on the temporary import, temporary export, and permanent export/re-export of "defense articles," "defense services," and related "technical data." The Department of State administers the International Traffic in Arms Regulations ("ITAR") which contain the United States Munitions List ("USML"). The USML details the commodities, software, and technical data that are controlled by the State Department.

Whether an export is controlled by the Commerce Department or the State Department depends on the proper classification of the product. All exports are controlled by only one agency though it may in some cases be difficult to determine the appropriate agency jurisdiction. In such cases, exporters may file a commodity jurisdiction ("CJ") request with DDTC to determine which agency has jurisdiction over the product, software, or technology. DDTC generally takes at least six months to respond to CJ requests, so their utility may be limited in a commercial context unless application is made sufficiently early.

Specific laws and regulations we are subject to include the following:

•	Export Administration Act – 50 U.S.C. 2405

•	Arms Export Control Act -22 USC 2778

•	Export Administration Regulations – 15 CFR 730-774

•	International Traffic in Arms Regulations – 22 CFR 120-130

•	Foreign Corrupt Practices Act – 15 U.S.C. 78dd-1

Competition

We operate in intensely competitive markets that are characterized by competition from major domestic and international companies in our business and from a large number of competitive companies and alternative solutions in our security business. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, domestic ballistic plates to lower priced or comparable foreign alternatives would adversely affect our business. Some of our competitors have greater financial, technical, marketing, distribution, and other resources and, in certain cases, may have lower cost structures than we possess and that may afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices on raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to customer requirements more effectively and quickly than we can.

Competition is primarily based on quality of products, product innovation, price, consumer brand awareness, alternative solutions, and customer service and support. Pricing, product image, quality, and innovation are the dominant competitive factors in the industry. Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and introducing innovative new products and services;

•	our ability to predict the evolving requirements and desires of our customers;

•	the quality of our customer service;

•	product and service introductions by our competitors; and

•	foreign labor costs and currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our products.

We can provide no assurances that we will be able to successfully compete with our competitors in the future.

Employees

As of April 1, 2011, HighCom has three full-time employees.

BlastGard International, Inc.

BlastGard - Overview

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

We believe that BlastWrap® can be integrated into some of our HighCom products in the future.

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

Twin-Aisle (containerized) Aircraft – Blast Mitigated Unit Load Devices (BMULDs)

LD3 Cargo Containers are used primarily on twin aisle/wide body aircraft such as the B747. These luggage or cargo containers are manufactured by a few well-established companies throughout the world. The market is extremely competitive with low margins. In accordance with an agreement with Nordisk Aviation Products, we have combined our BlastWrap® blast-mitigating technology with Nordisk’s LD3 containers to create superior blast mitigating products for the air cargo and unit loading device (ULD) market called BlastGard BMULD. ULDs are pallets and containers used to load luggage, freight, and mail onto wide-body aircraft that facilitate the bundling of cargo into large units. The alliance has developed a new line of ULDs that include BlastWrap®. The introduction of this product line enables us to provide the airline industry an important new line of defense to increase airline safety of passengers and crewmembers. This revolutionary new container design incorporating BlastWrap® will prevent shock holing of the fuselage, effectively retaining the structural integrity of the aircraft; prevent post-blast fires and conflagration in the hold; and add little or only negligible weight to the ULD. There is no effort underway to market this product.

Insensitive Munitions (IM) Weapons Containers and New Product Development

Weapons containers require specialty design. We have developed several of these containers in the past for evaluation and testing by the United States, United Kingdom and other military clients but no finished products materialized. However, we are currently looking at acquiring weapon container products as follows: an explosive storage unit that meets the US Military requirement for Limited Arc Magazines; a novel lightweight armor that out performs Kevlar but can be made for $5-8 per pound depending on choice of materials; a lightweight thermal barrier that can withstand a 1500F direct flame for 6 hours;a nd a modular, flat packed, light weight and high performance wall that can be helicoptered into a operational theater and erected by a four man team in a few hours.

In addition to new product development noted above, we also submitted a bid to the Department of Defense SMALL BUSINESS TECHNOLOGY TRANSFER (STTR) PROGRAM to research, understand, and develop strategies for mitigating fuel tank explosions from improvised explosive device (IED) blasts for Marine Corps vehicle applications. With the increased threat of IEDs during combat operations it is imperative to create a solution to decrease the severity of IED blasts on vehicles, particularly blasts impacting the fuel tank. When combat vehicles encounter these IEDs during combat operations fuel tank explosions can occur creating serious health threats on the troops as well as putting the troops in an unfavorable combat situation. Understanding the thermodynamics and combustion process of fuel vapors in fuel tanks can lead to the development of materials that can be used to mitigate secondary explosions. Research on fuel vapor interaction with IEDs and potential transition to explosion would prevent numerous casualties and provide a safer operating vehicle. We expect a decision on our bid in September 2011. The potential for sales is enormous: refitting every Marine Corps vehicle, then Army, Navy etc, foreign military sales, integrating into up armored civilian vehicles, etc. If we win the bid and successfully develop a solution to IED blasts for vehicle applications, then the commercialization of this technology could also lead to significant potential applications for protecting infrastructures as well.

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

As a result of the Company's failure to reach a mutually acceptable agreement for continuing its relationship with Centerpoint, a new blast resistant receptacle for our BlastGard MTR® and MBR® series of products has been designed for the Company which incorporates our core product, BlastWrap® into each product. The Company has finalized manufacturing arrangements with a major manufacturer, which will result in substantial cost savings over the Company's previous agreement with Centerpoint. Testing of the new design will be conducted in late April 2011.

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

Original Equipment Manufacturer Production

Original equipment manufacturer production requires licensing agreements with contractors for aspecific industry product. There will be several licensing agreements issued on a limited and non-exclusive basis to provide end-users with an appropriate number of well-located originalequipment manufacturer producers. Once qualified and licensed by BlastGard®, original equipment manufacturer producers will be directed to produce and maintain quality standards per end user requirements. BlastWrap® products to be manufactured with original equipment manufacturer production will likely include:

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

Current manufacturing arrangements for finished products

Currently, we have several products that we consider to be completed and finished products. Manufacturing arrangements for those products follow:

•	Pro-Form Packaging, Inc., located in Dunellen, New Jersey manufactures BlastWrap® and the MTR and MBR lids and ships to Porter’s Fabrications for installation.

•
Porter's Fabrications, Inc., is a specialist in metal fabrication and has 2 locations (Sumter, SC and Bessemer City, NC ) with a combined production space of 190,000 square feet.  Porter’s capabilities include: 8 state-of-the-art Lasers (3 fully automatic) which can cut up to 3/4" mild steel; Computerized object measurement and reporting for customer part inspection, certification, and quality control; 5 VMC’s and a quantity of 3 “5-Axis” machining centers that can be used for machining anything from misc. parts to ATM Boltwork.

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

Marketing Analysis

Overall Market

The market for blast solutions includes commercial industries (accidental explosions of chemicals, terrorist threats, demilitarization), militaries (weapons storage and transport, barriers, revetments and bunkers and vehicle protection), and governments and municipalities (bomb explosions and threats). We have examined each of these markets to identify areas and industries within each that will benefit most from BlastGard® Technology.  For a detailed discussion of our market analysis, reference is made to Item 1 of our Form 10-K for the fiscal year ended December 31, 2009, which is incorporated herein by reference.

Governmental Regulation

We are not aware of any existing or probable governmental regulations that would affect our business, except to the extent that we voluntarily design products to meet various governmental guidelines. For example, our products can be designed to conform to the United States Bureau of Alcohol, Tobacco and Firearm’s requirements for the containment of explosive materials.

 Research and Development

In 2010, 2009 and 2008, we spent approximately $950, $25,000 and $148,000, respectively, on research and development related activities of BlastGard. To date our products or prototypes of our products have been provided by us at no charge to potential customers for their own evaluation and testing done at their expense.

Employees

As of April 1, 2011, BlastGard had one officer and a total of two full-time employees. Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

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

We can provide no assurances we will be able to continue as a going concern or raise additional financing in the future. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at December 31, 2010.  These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company has a plan of financing to obtain cash to finance its operations through the sale of equity and/or debt borrowing.  We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern.  See “Notes to our Financial Statements.”

We had total liabilities at December 31, 2010 of $1,378,254, net of unamortized discount of $0 and may not be able to meet our obligations as they become due. The majority of this debt was owed to our secured debt holders who have security interests in all our tangible and intangible assets. At December 31, 2010, we had convertible secured debt of $279,292 and $355,000. Both debt issues were past due and were then accruing interest at default rates.  In addition to the convertible debt, we owed approximately $100,000 on a credit line and approximately $600,000 in accrued salaries and accounts payables.   In the first quarter of 2011, we borrowed on a short-term basis an additional $460,000 from one of the holders of our secured debt. We can provide no assurances that we will be able to meet our obligations to our secured lenders as they become due and payable.

We have incurred substantial losses from inception and failure to achieve significant revenues and profitability in the future would cause the market price for our common stock to decline further.  We have generated net losses from inception. We have an accumulated retained deficit of $13,668,332 and a shareholders’ equity of $(1,051,997) as of December 31, 2010. If we don’t immediately achieve significant revenues and profitability in the near future, the market price for our common stock could decline further.

Business and Operational Risks

The following are the major business and operational risks related to our new HighCom subsidiary:

•	A substantial portion of our revenue is dependent on U.S. military business, and a decrease or delay in contract awards in such business could have a material adverse effect on us.

•	We must comply with all laws and regulations surrounding U.S. export controls.

•	Continued turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity.

•	Many of our customers have fluctuating budgets, which may cause fluctuations in our results of operations.

•
Our business is subject to various laws and regulations favoring the U.S. government’s contractual position, and our failure to comply with such laws and regulations could harm operating results and prospects.

•	We rely on certain vendors to supply us with ballistics materials, composites materials, and other key materials that if we were unable to obtain could adversely affect our business.

•	Growth of operations may strain resources and if we fail to manage growth successfully, our business could be adversely affected.

•	Increases in the prices paid for raw materials or labor costs may adversely affect profit margins.

•	Our products are used in situations that are inherently risky. Accordingly, we may face product liability and exposure to other claims for which we may not be able to obtain adequate insurance.

•
We are engaged in a highly competitive marketplace, which demands that producers continue to develop new products. Our business will be adversely affected if we are not able to continue to develop new and competitive products.

•
We face continuous pricing pressure from our customers and our competitors. This will affect our margins and therefore our profitability and cash flow unless we can efficiently manage our manufacturing costs and market our products based on superior quality.

•	We may have difficulty protecting our proprietary technology.

•	If we are unable to successfully retain executive leadership and other key personnel, our ability to successfully develop and market our products and operate our business may be harmed.

•	We have launched and expect to continue to launch strategic and operational initiatives which if not successful could adversely affect our business.

•
HighCom has in the past relied on its credit facility for liquidity needs which is currently at its maximum. The available credit under this facility is linked to a borrowing base, and reductions in eligible receivables and inventory will reduce our ability to draw on the line. The terms of the facility include various covenants, and failure to meet these covenants could affect our ability to borrow. These factors could affect our liquidity.

•	We may incur additional costs or material shortages due to new NIJ certification and testing standards.

•	If internal control over financial reporting becomes ineffective, our business and future prospects may suffer.

HighCom faces intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.

HighCom operates in intensely competitive markets that are characterized by competition from major domestic and international companies in our business and from a large number of competitive companies and alternative solutions in our security business. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, domestic ballistic plates to lower priced or comparable foreign alternatives would adversely affect our business. Some of HighCom's competitors have greater financial, technical, marketing, distribution, and other resources and, in certain cases, may have lower cost structures than we possess and that may afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices on raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to customer requirements more effectively and quickly than HighCom can.

Competition is primarily based on quality of products, product innovation, price, consumer brand awareness, alternative solutions, and customer service and support. Pricing, product image, quality, and innovation are the dominant competitive factors in the industry. Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and introducing innovative new products and services;

•	our ability to predict the evolving requirements and desires of our customers;

•	the quality of our customer service;

•	product and service introductions by our competitors; and

•	foreign labor costs and currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our products.

We can provide no assurances that we will be able to successfully compete with our competitors in the future.

If we are unable to compete effectively with our competitors, we will not be successful generating revenues or attaining profits. The blast mitigation industry is highly competitive. BlastGard's ability to generate revenues and profitability is directly related to our ability to compete with our competitors. Currently, we believe that we have a competitive advantage because of our unique technology, our product performance, product mix and price. Our beliefs are based only on our research and development testing and we currently have only four completed and finished products. We face competition in our markets from competing technologies and direct competition from additional companies that may enter this market with greater financial resources than we have.  If we are unable to compete effectively, we will not be successful in generating revenues or attaining profits.

BlastGard has not yet hired sales and marketing personnel, which may hinder our ability to generate revenues. BlastGard's  primary sales focus has been to distribute our products through strategic partners, direct sales and through information and education by our executive officers. Through our executive officers, we have in the past entered into agreements with several strategic partners and our officers  worked with them to attempt to generate significant sales.  However, these efforts have not been successful. In the future, we may develop our own sales and marketing department in the event that management believes that such efforts would be meaningful and within our budget requirements. The failure to form a sales and marketing department and hire qualified sales personnel may adversely affect BlastGard's sales efforts and could cause us not to meet operating projections.

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

We can provide no assurances that HighCom sales will be restored to historical levels or that BlastGard will successfully achieve sales of its products.

Our new subsidiary, HighCom, has a history of significant sales, which are not present in
BlastGard. HighCom will attempt to restore sales to historical levels, although no assurances can be given in this regard.  Currently, the Company intends to devote primarily all of its manpower and capital resources to the operations of HighCom. If our parent corporation, BlastGard, chooses to devote resources toward the development of sales in its traditional Blastwrap business, these sales activities may not be successful. We can provide no assurances that our operations will be able to operate profitably in the future.

Dependence on outside manufacturers and suppliers could disrupt our business if they fail to meet our expectations.  Currently, we rely on outside manufacturers and suppliers for many of our products. In the event that any of our suppliers or manufacturers should become too expensive or suffer from quality control problems or financial difficulties, we would have to find alternative sources.

Possible technological obsolescence of our produts. Our products may be subject to technological obsolescence, which would adversely affect our business by increasing our research and development costs and reducing our ability to generate sales.  Discovery of another new technology by third parties could replace or result in lower than anticipated demand for our products and could materially adversely affect our operations.

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

Lack of Product Liability Insurance.  Due to lack of financing, the Company's product liability insurance had lapsed, but is expected to be reinstated in April 2011.  We can provide no assurances that the amount of product liability insurance will be sufficient to cover our future claims.

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

We have a limited market for our common stock which causes the market price to be volatile and to usually decline when there is more selling than buying on any given day.  Our common stock currently trades on the over the counter market under the symbol “BLGA.”  However, at most times in the past, our common stock has been thinly traded and as a result the market price usually declines when there is more selling than buying on any given day. As a result, the market price has been volatile, and the market price may decline immediately if you decide to place an order to sell your shares.

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

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price.  As of March 31, 2011, we have outstanding 70,940,142 shares of common stock, including an estimated 32,864,242 outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

ITEM 1.B.  UNRESOLVED STAFF COMMENTS

Not applicable .

ITEM 2.DESCRIPTION OF PROPERTY

We do not own any real estate properties. The Company entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida.  Rental payments under the lease are $300 per month on a month to month basis.  Rent expense for 2010 and 2009 was approximately $3,600 and $3,700 respectively.

HighCom leases office and manufacturing space in Columbus, Ohio. The total space leased is approximately 11,000 square feet.  The lease expires on August 31, 2011. We believe that our HighCom facility is adequate for present requirements and suitable for the operations involved.  Rent expense for 2010 and 2009 was approximately $220,000 and $207,000 respectively.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.  RESERVED

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

Quarter Ended	High Sales	Low Sales
March 31, 2009	$0.07	$0.01
June 30, 2009	$0.06	$0.02
September 30, 2009	$0.07	$0.01
December 31, 2009	$0.04	$0.01

March 31, 2010	$0.011	$0.0036
June 30, 2010	$0.01	$0.0036
September 30, 2010	$0.005	$0.0021
December 31, 2010	$0.0225	$0.004

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission.

Holders

As of April 1, 2011, there were approximately 148 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on its common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Repurchases of equity securities

During the past three years, we did not repurchase any of our outstanding equity securities. except for the warrants repurchased from the June 2006 lenders as described under "Item 13.

Sales of Unregistered Securities

From January 1, 2010 to December 31, 2010, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

February 2010	Common Stock	250,000	$25,000 (services as Bd member)	Rule 506, Section 4(2)	Not applicable

February 2010	Common Stock	250,000	$25,000 (services as Bd member)	Rule 506, Section 4(2)	Not applicable

December 2010	Common Stock	5,500,000	$165,000 Equity Investment; no commissions paid	Rule 506, Section 4(2)	Equity conversion At $.03 per share

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

New Product Line

On January 25, 2011, we acquired 98.2% of the capital stock of HighCom pursuant to a transaction which is described under "Item 13" herein.  HighCom provides a wide range of security products and personal protective gear (including tactical armor) that are tailored and offer protection solutions to specific customer requirements.  HighCom caters to local law enforcement agencies, correctional facilities and municipal authorities.  Given the equipment and ballistic protection solutions provided by HighCom, compliance with the U.S. Department of Commerce, U.S. Department of State, U.S. Department of the Treasury and all other governmental agencies' regulations is a high priority. HighCom has sold its products in the defense and law enforcement sectors and is known for innovative technology, exceptional customer service and superior quality performance. We export our products throughout the world and have in the past sold products in Asia, Africa, Europe, Latin America and the Middle East. Many of our products are controlled for export purposes and we require end user details prior to all sales. Strict compliance with U.S. and International laws and regulations is mandatory.

As discussed under "Background of HighCom" under "Item 1," HighCom's sales revenues in 2008 were approximately $17 million. Revenues in 2009 suffered a large decrease largely attributable to a May 2009 fire in its Columbus, OH facility. This destructive fire caused significant disruption to HighCom operations which was forced to relocate to new premises to restart its manufacturing activities.  The combination of decreased spending in law enforcement and homeland security sectors experienced by the industry, the US financial crisis and the destructive effects of the factory fire, revenues decreased to $4 million.  In the second half of 2009, HighCom was able to reestablish its operations in OH and began to regain its market presence both with customers and vendors.  The result of which was the receipt of a $6 million contract award through an open bid process for the supply of hard armor plates and soft armor vests to United Nations Peacekeeping Forces.  This was the first UN contract won by HighCom as a prime contractor.  Shipments under this contract began in late 2009 with the majority of the contract revenues scheduled to be earned in 2010.  Reference is made to “Item 1” – Foreign Corrupt Practices Act for a discussion of material events that effected HighCom in fiscal 2010 and the first quarter of 2011.

In March 2011, BlastGard’s management team officially assumed operational control of HighCom.  Since this time we have accomplished a number of key compliance tasks and are currently in the process of finalizing manufacturing agreements with several key partners.  As stated in the paragraph above, BlastGard has received official communication from the U.S. State Department that HighCom’s export authority has been reinstated. In addition to this, BlastGard has completed registration through both the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security ("BSI"). The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits.  BlastGard management has been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review and HighCom has been recommended for continuing ISO certification. Communication with the United Nations is ongoing.  BlastGard has also made significant personnel changes within HighCom and restructuring of operating locations and costs. BlastGard is expecting a 30% reduction in HighCom’s operating expenses in the second quarter of 2011.

Since the completion of our acquisition of HighCom, the Company has focused its employee time and capital resources primarily on the development of the business of HighCom. We expect future results of operations to show the benefits of these changes.  For the quarter ended March 31, 2011, our results of operations will include revenues and expenses of HighCom Securities from March 4, 2011.

Results of Operations

Year  Ended December 31, 2010 vs. 2009

Since emerging from our development stage operations in 2005, our BlastGard MTR blast mitigated trash receptacles have been sold to numerous government service advantage (“GSA”) clients located in the United States. We received orders for MTRs from the National Railroad Passenger Corporation also known as Amtrak., the U.S. Holocaust Memorial Museum, GSA for Federal Buildings, NYC Transit and for BlastWrap® from the Naval Weapons Station Earle, Sandia National Labs, and several domestic and international entities. For fiscal 2010, we recognized sales of $87,994 and a gross profit of $23,033, as compared to sales of $49,893 and a gross profit of $21,307 for the comparable period of the prior year.

For fiscal 2010, our overall operating and non operating expenses, including interest expense and gain on derivative liability, decreased over the comparable period of the prior year, primarily due to reductions of salaries, insurance and professional fees. In November 2008, we took measures to reduce our monthly operating costs from approximately $110,000 per month to an estimated $50,000 per month. See “Recent Developments” under Item 7 following “Liquidity and Capital Resources.”

Our net loss for fiscal 2010 was $467,613 as compared to $698,221 for the comparable period of the prior year.

Liquidity and Capital Resources.

At December 31, 2010, we had cash of $46,382, accounts receivable of $342, a retained deficit of $13,672,332 and shareholder equity of $(1,055,997). At December 31, 2010, we owed $322,743 in principle and interest pursuant to our December 2004 Debt and $355,000 in principal pursuant to our June 2006 Debt, which June 2006 Debt was retired in January 2011 pursuant to a settlement agreement described below. During 2010, net cash was used in operating activities of $(99,914). This resulted primarily from our net loss of $467,613, partially reduced by a stock based compensation non-cash charge of $50,000 and an increase in accounts payable and accruals of $311,622.  During 2010, net cash was used in investing activities of $24,423, primarily payments for deferred costs.

At December 31, 2009, we had cash of $1,739, accounts receivable of $0.00, a retained deficit of $13,204,719 and shareholder equity of $(803,384). During 2009, net cash was used in operating activities of $63,489. This resulted primarily from our net loss of $698,221, partially reduced by a stock based compensation non-cash charge of $154,000 and depreciation and amortization of debt discounts of $66,670 and the collection of accounts receivable of $267,964. During 2009, net cash was used in investing activities of $34,748, primarily payments for deferred costs.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at December 31, 2010.  These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company has a plan of financing to obtain cash to finance its operations through the sale of equity and debt borrowing.  We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern.  In this respect, see “Note 1 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

On January 25, 2011, BlastGard settled the 2006 debt (subordinated convertible promissory notes) for $130,000 to pay off the debt and the accrued interest at a discount, eliminate all claims to equity and warrants by the Lenders and free up the unissued shares.

To date, we have relied on management’s ability to raise capital through equity and debt private placement financings to fund our operations. We also have relied on borrowings from our Chief Executive Officer/Chief Financial Officer who has loaned the Company approximately $11,000 during 2010 which was subsequently paid back and from our financial institution with a personal guaranty of our Chief Executive Officer/Chief Financial Officer, in the amount of approximately $95,311 as of April 1, 2011.  We anticipate that our current and future liquidity requirements will arise from the need to finance our operations, accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital from the sale of equity and/or debt securities. We estimate that we will require between $2.0 million and $2.5 million in additional financing and cash flow from operations to support our operations and to meet our debt obligations as they become due and payable over the next 15 months of operations. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

Recent Developments

On January 25, 2011, BlastGard International, Inc. ("BlastGard") entered into a binding Letter of Intent (“LOI”) with HighCom Security, Inc. (“HighCom”) under which BlastGard would acquire 100% of the common stock of HighCom.  Under the LOI, the HighCom stockholders were entitled to the following:  (a) 10,000,000 shares of common stock upon execution of the definitive stock purchase agreement by all parties; (b) 100 Preferred convertible into 10,000,000 shares of common stock at such time as the company achieves a gross revenue of $5 million dollars within 18 months of close; (c) 100 Preferred convertible into 10,000,000 shares of common stock at such time as the company achieves a gross revenue of $10 million dollars within 24 months of close; and lastly (d) 150 Preferred convertible into 15,000,000 shares of common stock at such time as the company achieves a gross revenue of $15 million dollars within 30 months of close. HighCom's shareholders shall be entitled to a pro rata delivery of earn-out shares in the event a milestone is not 100% achieved or in the event BlastGard does not raise the amount of Two Million Five Hundred Thousand Dollars ($2,500,000). At Closing, BGI shall deliver its promissory notes representing its promise to pay $200,000 to HighCom shareholders at the earlier of ninety days or upon receipt of audited financials from HighCom, unless HighCom fails to provide the requested material to the extent they exist with such audit to start within ten days or as soon as practicable. An additional payment of $100,000 will be released upon revenues of $2 million dollars being achieved by HighCom which shall be paid pro-rata and shall be calculated based on revenue achieved at the end of 8 months post close. All sales mentioned above refer to sales from products presently marketed by HighCom.

On March 4, 2011, among other changes the LOI was amended as follows: 1) the LOI constitutes the definitive stock purchase agreement; 2) BlastGard issued 9,820,666 shares of its Common Stock and promissory notes totaling $196,400 to Robert Rimberg as trustee for an Irrevocable Trust FBO and Yochi Cohen and his wife, Yocheved Cohen–Charash (the "Trust") in exchange for 1,150 shares of the outstanding 1,171 shares of HighCom Common Stock, equivalent to 98.2% of the outstanding shares; 3) the parties agree to waive all closing conditions, escrow provisions and right of rescission; and 4) BGI agreed for a period of 30 days to offer to purchase from a non-affiliated person 21 shares of HighCom from him or his transferee at a cost of 179,934 shares of BGI Common Stock and in exchange for promissory notes totaling $3,600, with terms identical to those received by the Trust plus 1.8% of the Earnout provisions contained in the LOI.  As of the filing date of this Form 10-K, these 21 shares of HighCom have not been purchased by us.

BlastGard also agreed to an earnout consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue reaches certain goals.  BlastGard management believes that the revenues goals are very achievable and have valued the contingent consideration at 68% of the market price at the time of the agreement.

Starting on March 4, 2011, we have the revenues from the sale of HighCom products to help fund our operations.  The extent of the cash provided will be dependent on our ability to generate sales and control the administrative costs of HighCom.

Recent Financings

As reported in our Form 10-Q for September 30, 2010 filed on December 8, 2010, BlastGard reported that on November 30, 2010, the Company received funds in the amount of $165,000 as a down payment to be followed by additional financing on December 15, 2010; January 3, 2011; January 17, 2011; and February 1, 2011, in accordance with a schedule to be mutually agreed upon. The funds were a portion of a $500,000 commitment and were convertible to stock at $0.03 (16,666,667 shares) per share at the holder’s discretion. Subsequent disbursements on December 15, 2010; January 3, 2011 and January 17, 2011 never took place and a default notice was sent to TangoPoint Group. In addition, BlastGard was notified by certified mail that the sole member and managing member of TangoPoint Investments, LLC, one of the two entities representing themselves collectively as TangoPoint Group, did not authorize entering into an agreement with BlastGard. The sole member of TangoPoint Investments, LLC stated that because there was no operating agreement for TangoPoint Investments, LLC and no agreement amongst the members regarding the same, no one should conduct business in the name or act on behalf of TangoPoint Investments, LLC. On December 22, 2010, BlastGard, Mitch Silverman and TangoPoint Investments, LLC entered into an agreement stating that they have no financial or other obligations or liabilities to each other, that the parties are not involved in any business or business relationship with each other and providing for the benefit of each party a general release for the benefit of each party. The Company has offered TangoPoint Group, which now does not include TangoPoint Investments, LLC, a new agreement. The Company had verbally agreed to accept the balance of the initial $500,000 equity investment at $.03 per share ($335,000) from the new TangoPoint Group. On January 24, 2011, the new TangoPoint Group wired $125,000 to BlastGard, which was subsequently used to settle the 2006 debt described above, which also freed up the unissued shares needed for the conversion of the $125,000 investment. However, no final funding arrangements are in effect at the time of this filing.

Alpha Capital Aktiengesellschaft, a holder of 2004 Debt, loaned us $160,000 in February 2011 and an additional $300,000 in March 2011 pursuant to secured notes convertible at the lesser of the applicable conversion price or eighty percent of the conversion price of any convertible note issued by the Company to anyone prior to or on the one year anniversary of the Issue Date of the Note, subject to adjustment as described therein. The February 2011 notes had a conversion price of $.03 per share and the March 2011 notes had a conversion price of $.05 per share.

Each note bears an interest rate of 10% per annum, with a default interest rate of 15% per annum. Interest shall be payable quarterly in arrears on the last day of each calendar quarter commencing March 31, 2011, with a maturity date of August 31, 2011 in the case of the February 2011 issued note and a maturity date of March 3, 2012 in the case of the March 2011 issued note. The individual note holder has the right, at its option, to convert the principal amount of each note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in each note, into fully paid and non-assessable shares of our common stock at a conversion price per share as described above, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. Each note is secured by all of the assets of BlastGard International, Inc, and its wholly-owned subsidiary, BlastGard Technologies, Inc., until the notes have been fully paid or fully converted into common stock. Also in connection with these transactions, we issued the note holder warrants to acquire up to 17 million shares of our common stock at prices ranging from $0.03 per share to $0.08 per share, subject to anti-dilution protection over the life of the warrants.  Of the 17 million shares purchasable upon exercise of the warrants, warrants to purchase 8 million common shares exercisable at $0.03 per share expire on February 3, 2016 and the remaining warrants to purchase 9 million common shares, exercisable at $0.08 per share terminate on March 7, 2016.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

ITEM 8.  FINANCIAL STATEMENTS

The information required by Item 8 and an index thereto commences on page F-1, which pages follow this page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Blastgard International, Inc.

I have audited the balance sheets of BlastGard International, Inc. as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on our audits.

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

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of BlastGard International, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Peter Messineo, CPA
Palm Harbor, Florida
April 11, 2011

Balance Sheets
 December 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash	$46,382	$1,739
Receivables:
Trade, net	342	-
Inventory	51,290	67,126
Prepaid expenses	—	-
Total current assets	98,014	68,865

Property and equipment, net	64	320
Other assets:
Intangibles, net	24,344	26,277
Deferred costs	203,535	179,112
Deposits	300	817

	$326,257	$275,391

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on convertible notes payable, net of
unamortized discount of $0 and $0	$634,292	$634,292
Line of Credit	95,360	91,380
Accounts payable	249,087	139,603
Accrued payroll	322,423	111,956
Accrued interest payable	62,671	—
Short term portion of settlement payable	—	75,000
Related party loans	14,421	26,544
Total current liabilities	1,378,254	1,078,775

Long term portion of settlement payable	—	—

Shareholders’ equity
Preferred stock, $.001 par value; 1,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized,
56,086,142 and 50,086,142 shares issued and outstanding	56,086	50,086
Additional paid-in capital	12,560,249	12,351,249
Retained deficit	(13,668,332)	(13,204,719)
Total shareholder’s equity	(1,051,997)	(803,384)

	$326,257	$275,391

Statements of Operations
Years ended December 31, 2010 and 2009

	2010	2009
Revenues:
Sales	$87,994	$49,893
Cost of goods sold	64,961	28,586
Gross profit	23,033	21,307

Operating expenses:
General and administrative	397,210	591,566
Research and development	945	25,110
Depreciation and amortization	2,189	2,338
Total operating expenses	400,344	619,014

Operating loss	(377,311)	(597,707)

Non-operating income/(expense):
Gain on derivative liability (Note 6)	—	—
Interest income	—	2
Rental income	—	1,200
Loss on conversion of debt	—	—
Loss on disposal of assets	—	—
Settlement loss and royalty expense	(671)	(508)
Interest expense (Notes 4 and 5):
Amortized debt issue costs	—	—
Amortized debt discount	—	(64,332)
Other	(85,631)	(36,876)

Loss before income taxes	(463,613)	(698,221)

Income tax provision (Note 3)	—	—

Net loss	$(463,613)	$(698,221)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	50,983,402	47,354,199

Statement of Changes in Stockholders Equity
 For the Years ended December 31, 2010 and 2009

			Additional
	Common Stock	Common Stock	Paid in	Retained
Description	No. of Shares	Par Value	Capital	Deficit	Total

Balance - 12/31/08	42,369,978	42,370	11,957,148	(12,506,498)	(506,980)
				—
Sale of stock	3,000,000	3,000	87,000		90,000
Stock in lieu of salary	1,125,000	1,500	148,500	—	150,000
Conversion of debt	3,116,164	3,116	90,369	—	93,485
Stock for services	475,000	100	3,900		4,000
Discount on convertible debt assumed	—	—	64,332	—	64,332
2009 loss				(698,221)	(698,221)

Balance - 12/31/09	50,086,142	$50,086	$12,351,249	$(13,204,719)	$(803,384)

Board member compensation	500,000	500	49,500		50,000
Sale of stock	5,500,000	5,500	159,500		165,000
2010 Loss				(463,613)	(463,613)

Balance - 12/31/10	56,086,142	$56,086	$12,560,249	$(13,668,332)	$(1,051,997)

Statements of Cash Flows
Years ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(463,613)	$(698,221)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,189	2,338
Amortization of debt issue costs	—	64,332
Stock-based compensation	50,000	154,000
Stock given for interest	—	388
Changes in operating assets and liabilities:
Accounts receivable	(342)	267,964
Inventory	15,836	10,767
Other operating assets	517	17,923
Accounts payable and accruals	307,622	90,476
Related party payable	(12,123)	26,544

Net cash used in
operating activities	(99,914)	(63,489)

Cash flows from investing activities:
Payments for deferred costs	(24,423)	(34,748)
Net cash used in
investing activities	(24,423)	(34,748)

Cash flow from financing activities:
Net proceeds from line of credit	3,980	8,499
Proceeds from sale of stock	165,000	90,000
Payments for debt principal	—	—
Net cash provided by
financing activities	168,980	98,499

Net change in cash	44,643	262

Cash, beginning of period	1,739	1,477

Cash, end of period	$46,382	$1,739

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,960	$36,488
Income taxes	$—	$—

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

Cash and Cash Equivalents

The Company considered all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at December 31, 2010.

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers (mostly government agencies) based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of December 31, 2010, management believes an allowance for uncollectible accounts in the amount of $3,873 was adequate.

Inventory

Inventory was stated at the lower of cost (first-in, first-out) or market.  Market was generally considered to be net realizable value.  Inventory consisted of materials used to manufacture the Company’s BlastWrap® product and finished goods ready for sale.  The breakdown of inventory at December 31, 2010 and 2009 was as follows:

	2010	2009

Finished goods	$33,920	$49,941
Materials and supplies	17,370	17,185

Total inventory	$51,290	$67,126

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

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

Advertising Advertising costs were expensed as incurred. Advertising costs of $0 and $0 were incurred during the years ended December 31, 2010 and 2009, respectively.

BLASTGARD INTERNATIONAL, INC.
Notes to Financial Statements

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

Stock-based Compensation

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using assumptions for volatility, expected term, risk-free interest rate and dividend yield. We have used one grouping for the assumptions as our option grants were primarily basic with similar characteristics. The expected term of options granted has been derived based upon our history of actual exercise behavior and represents the period of time that options granted were expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility was based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield was based on the historical dividend yield.  Compensation expense for stock based compensation is recognized over the vesting period.

Loss per Common Share

Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of December 31, 2010, there were 2,850,000 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive. In addition, at December 31, 2010 the Company had 16,749,284 warrants outstanding issued in connection with convertible promissory notes and stock sales that were also excluded because they were anti-dilutive.

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

(2)	Property and Equipment

Property and equipment consisted of the following at December 31:

	2010	2009
Equipment	$60,707	$60,707
Furniture	15,057	15,057

Gross property	75,764	75,764
Less accumulated depreciation	(75,700)	(75,444)

	$64	$320

Depreciation expense totaled $256 and $776, respectively, for the years ended December 31, 2010 and 2009.

(3)	Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consisted of the following at December 31, 2010 and 2009:

	2010	2009

$500,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0 and $0, respectively	$150,166	$150,166

$93,096 convertible promissory note (1/4 of
previous outstanding notes) issued December
2, 2004, due November 30, 2009, 8% interest
Net of unamortized discount of $0 and $0, respectively	93,096	93,096

$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0 and $0, respectively	17,325	17,325

$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0 and $0, respectively	15,241	15,241

$10,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0 and $0, respectively	3,464	3,464

	279,292	279,292

Less: current maturities	(279,292)	(279,292)

	$-	$-

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

At December 31, 2010, there were 9,292,158 warrants outstanding and exercisable associated with this debt. These warrants were valued at $302,569.

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

The Company’s subordinated, convertible promissory notes payable consist of the following at December 31, 2010 and 2009:

$600,000 subordinated, convertible promissory note	2010	2009
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $0 and $0, respectively	$355,000	$355,000
	355,000	355,000

Less: current maturities	(355,000)	(355,000)
	$-	$-

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

Detachable common stock warrants issued with subordinated convertible promissory notes

Warrants issued with the notes were detachable and were valued separately from the convertible notes payable. Therefore, the total fair value of the warrants, $1,200,000, was charged to additional paid-in capital with a corresponding discount on the convertible notes payable. Changes to the value of the warrants were also charged to additional paid-in-capital and discount on convertible notes payable. The remaining discount was amortized over the life of the debt. At December 31, 2010, there were 7,457,126 warrants outstanding and exercisable associated with this debt. These warrants were valued at $182,012.

Debt issue costs

The subordinated, convertible debt discounts and related debt issue costs have been fully amortized.

(5)	Detachable common stock warrants issued with convertible and subordinated convertible promissory notes

The Company issued warrants with both the convertible promissory notes, in 2004 and the subordinated convertible promissory notes in 2006.  The company issued additional warrants in 2004 for a consulting agreement and in 2007 with the sale of stock and a penalty.  The information contained in this Note 5 was as of December 31, 2010 unless otherwise noted.

The fair value of detachable warrants issued with the convertible notes was charged to additional paid-in capital with a corresponding discount on the convertible notes payable.  The discount was amortized over the life of the debt.  As the discount was amortized, the reported outstanding principal balance of the notes approached the remaining unpaid value ($322,743 and $355,000 at December 31, 2010 for the 2004 and 2006 debt respectively.).

The warrants were revalued twice in 2007 and once in 2008 due to changes in the agreements with the note holders.  The original number of warrants issued and the exercise price were as follows:

Description	Number Issued	Exercise Price

2004 debt “A”, “B”, “C”, “D”, “E”, “F” warrants	2,113,758	$$1.00 - $2.00
2006 debt “C”, “D”, “E” and “F” warrants	4,066,666	$$0.75 - $2.00
2004 Consulting agreement	150,000	$$5.00
2007 sale of stock	6,614,688	$$0.45
2007 10% penalty on sale of stock	661,479	$$0.45
2007 Broker warrants	1,988,815	$$0.32
Total	16,198,106

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

The number of warrants outstanding, the associated exercise price and value after the reallocation was as follows:

	Number	Exercise		Fair
Description	Issued	Price		Value
Class “A” warrants	-	$0.10		$-
Class "C" warrants	1,921,500	0.10		36,634
Class “D” warrants	324,000	0.10		6,177
Class “E” warrants	162,000	0.10		3,089
Class "F" warrants	2,097,620	0.10		39,991
Class “G” warrants	12,244,164	$0.10		398,690
	16,749,284		Total	$484,581

(6)	Shareholders’ Equity

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

In February, 2010, the two non-officer directors received 250,000 shares of common stock each in exchange for $25,000 each in services to the board.

In December 2010, an unrelated party received 5,500,000 shares of common stock in exchange for an investment of $165,000.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees.

Options were granted at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant. During the years ended December 31, 2010 and 2009 no options were granted and 766,667 options expired when sales goals were not met and 570,000 other options expired un-exercised.

There were no net cash proceeds from the exercise of stock options for the twelve months ended December 31, 2010 or 2009.  At December 31, 2010, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity as of and for the twelve months ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2010	4,186,667	$0.10	1.9 years
Granted	-	-
Exercised	-	-
Forfeited/expired/cancelled	(1,336,667)	0.10

Options Outstanding – December 31, 2010	2,850,000	$0.10	1.2 years		$0

Outstanding Exercisable – January 1, 2010	4,186,667	$0.10	1.9 years	$
Outstanding Exercisable – December 31, 2010	2,850,000	$0.10	1.2 years		$0

The total grant date fair value of options vested during the twelve months ended December 31, 2010 and 2009 was $0 and $0, respectively.

The following table represents our non-vested stock option activity for the twelve months ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options - January 1, 2010	766,667	$0.10
Granted	-	-
Vested
Forfeited/expired/cancelled	(766,667)	0.10

Nonvested Options – December 31, 2010	0	$-

(6) Related Party Transactions

During the twelve months ended December 31, 2010, the Company borrowed approximately $98,000 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. Currently, $98,000 was owed pursuant to the line of credit (inclusive of interest) at December 31, 2010.

 (7) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	December 31, 2010	December 31, 2009
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of Federal	3.6%	3.6%
Permanent book-tax differences	(0.03%)	(0.03%)
Net operating loss (NOL) for which no tax benefit was available.	-37.57%	-37.57%

Net tax rate	0.00%	0.00%

At December 31, 2010, deferred tax assets consisted of a net tax asset of approximately $5,000,000, due to operating loss carryforwards of approximately $13,668,332, which was fully allowed for, in the valuation allowance of $5,000,000.  The valuation allowance offsets the net deferred tax asset for which it was more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the years ended December 31, 2010 and 2009 totaled approximately $176,000 and $263,000 respectively.  The current tax benefit also totaled $176,000 and $263,000 for the years ended December 31, 2010 and 2009, respectively.  The net operating loss carryforwards expire through the year 2030.

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

(8)  Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”).  At December 31, 2010, the Company had no funds in excess of the FDIC insurance limits.

(9)         Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Office Lease

The Company entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida.  Rental payments under the lease were $300 per month on a month to month basis.  Rent expense for 2010 and 2009 was approximately $3,600 and $3,700 respectively.

Prior Litigation Matter

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

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At December 31, 2010, the Company was in arrears on the final twelve monthly payments on the settlement.

(10)	Subsequent Events

Settlement of the Subordinated Convertible Debt Payable.

On January 25, 2011, the holders of the 2006 subordinated convertible debt payable agreed to accept $130,000 in full satisfaction of the debt and the accrued interest, eliminate all claims to equity and warrants and free up the unissued shares.

Acquisition of HighCom Security, Inc.

On January 25, 2011, the Company agreed to purchase 100% of the outstanding stock in HighCom Security, Inc. (HighCom) from an unrelated party for cash, stock common and preferred stock to be paid out at certain milestones.  As of the signing of the agreement, Blastgard International, Inc. immediately assumed the operations of HighCom and started to provide financing for the operations while a definitive agreement is drawn up over the next 90 days.

HighCom is a worldwide security equipment provider based in San Francisco, California. HighCom designs, manufactures and distributes a unique range of security products and personal protective gear. For 100% of HighCom, BlastGard agreed to pay $200,000 note and 10,000,000 shares of common stock as initial consideration and promised up to another $100,000 in cash and 35,000,000 shares of common stock based on a pro-rata basis if revenue reaches certain goals.  Blastgard management believes that the revenues goals are very achievable and have valued the contingent consideration at 68% of the market price at the time of the agreement. On March 4, 2011, the transaction closed. However, BlastGard acquired only 98.2% of HighCom and it proportionally reduced the consideration paid.

The records of HighCom are currently unaudited.  Blastgard International, Inc. expects to account for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning after December 15, 2008 (formerly SFAS No. 141R, Business Combinations).  As such, the recorded assets and liabilities acquired will be recorded at fair value and any difference in the net asset values and the consideration given will be recorded as a gain on acquisition or as goodwill. The unaudited values as of the date of agreement are estimated as follows:

Cash	$1,000
Accounts receivable	97,000
Contract performance bonds	51,000
Inventory	119,000

Fixed assets	148,000
Investments	121,000
Deposits	38,000
Customer lists	500,000
Website	80,000
Goodwill	3,075,000
-
Total assets	$4,230,000

Accounts payable	$1,265,000
Accrued expenses	403,000
Notes and loans payable	600,000
Acquisition debt	200,000
Contingent consideration	1,262,000
Stock given at closing	500,000

Total liabilities assumed and consideration given	$4,230,000

The unaudited amounts reported in the table above are based on various assumptions and management’s estimates and are subject to change upon audit.

Pro forma results of operations for the years ended December 31, 2010 and 2009 as though this acquisition had taken place at January 1, 2009 are as follows:

	Years ended December 31,
	2009	2010

Revenues	$3,886,692	$5,512,174

Net income(loss)	$(1,881,925)	$(944,653)

EPS	$(0.03)	$(0.01)

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on January 1, 2009.

New Financing

Alpha Capital Aktiengesellschaft, a holder of 2004 Debt, loaned the Company $160,000 in February 2011 and an additional $300,000 in March 2011 pursuant to secured notes convertible at the lesser of the applicable conversion price or eighty percent of the conversion price of any convertible note issued by the Company to anyone prior to or on the one year anniversary of the Issue Date of the Note, subject to adjustment as described therein. The February 2011 notes had a conversion price of $.03 per share and the March 2011 notes had a conversion price of $.05 per share. The Notes were accompanied by the issuance of five year warrants to purchase 8,000,000 shares at an exercise price of $0.03 per share and five year warrants to purchase 9,000,000 shares at an exercise price of $0.08 per share, respectively.

Sale and Issuance of Common Stock.

In January 2011, the Company received $125,000 and issued 4,166,667 shares of Common Stock at aprice of $0.03 per share.

Sale and Issuance of Preferred Stock.

On December 20, 2010, the Board approved the following transactions which occurred in the first quarter of fiscal 2011. Mr. McKinnon subscribed to purchase 16 shares of Series 1 Preferred Stock convertible into 1,666,667 shares of Common Stock at a purchase price of $50,000. Mr. McKinnon also received 34 shares of Series 1 Preferred Stock convertible into 3,333,333 shares of Common Stock for services rendered in connection with the Company's acquisition of HighCom Security.

Conversion of Accrued Expenses.

On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025.30 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion.

Sales Contract.

Phoenix Alliance Corporation (“Phoenix”), owned by one of our board members Andrew McKinnon, was engaged in April 2011 by BlastGard to operate as an independent contractor for all HighCom sales. Phoenix has set up a sales operation complete with CRM, telephone sales system and will cover all associated costs from daily operating expenses i.e. payroll costs, health costs, advertising and marketing costs, tradeshow costs etc. BlastGard’s COO Michael Bundy provides initial training to all independent contractors, including an overview process for regulatory compliance. BlastGard has agreed to assist Phoenix with initial start-up costs of $7,500 per month for 3 months and an implementation fee of $5,000 for an additional 3 months.  At the completion of the first six months, Phoenix becomes entirely a performance based operation. The commission structure is based on sales generated and margins of HighCom’s product line.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company has a Board of Directors which is currently comprised of four members and three vacancies in our Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of our Board of Directors and our executive officers and their respective age and position are as follows:

Name	Age	Position with Registrant	Director of Registrant Since

Andrew R. McKinnon	63	Director	October 2007
James F. Gordon (1)	68	Director	January 2004
Michael J. Gordon (1)	53	CEO, CFO, VP–Corporate Administration, Director	January 2004
Michael L. Bundy	31	COO of HighCom	March 2011
Paul W. Henry	63	Director	February 2010
__________
(1)  James F. Gordon and Michael J. Gordon are brothers.

Indemnification of Executive Officers

Michael J. Gordon is Chief Executive Officer and Chief Financial Officer. Michael Bundy serves as Chief Operating Officer of HighCom. The biographies of our directors and executive officers are provided below.

Andrew R. McKinnon – Mr. McKinnon served as BlastGard’s Chief Executive Officer from April 2007 through June 30, 2009 and a Board member since October 2007. Mr. McKinnon has been CEO of Phoenix Alliance Corp. and PAC Business Group since 2004. Mr. McKinnon is an internationally known public speaker and has been a turn-a-round specialist for the past twenty years. Mr. McKinnon and his wife, own one of Canada’s Premier Thoroughbred Breeding operations. As a past member of The International Speakers Bureau, Mr. McKinnon has spoken on various topics in 14 countries and participated in the re-organization of companies varying in size from multi-national to small franchise operations. Mr. McKinnon founded Horsebrokers International in 1995 and was its Chief Executive Officer until 2000. In 1980 Mr. McKinnon founded what was to become one of Canada’s largest specialty furniture franchise companies and subsequently sold the company in 1986. In 1973 Mr. McKinnon co-founded a small Floor Coverings Company that by 1978 had become the largest volume retailer in Canada and subsequently sold the company in 1979. Mr. McKinnon has served as a sponsor and advisor to the fundraising committee of Olds College, Alberta Horse Industries Branch, the re-election campaign fund in Western Canada for the late Prime Minister Pierre Elliot Trudeau and as a Sponsor of The Calgary Stampede.  Mr. McKinnon's extensive business, financial, management and leadership experience in a variety of industries and development stage enterprises particularly qualifies him for service on the Company's Board.

James F. Gordon – Mr. Gordon served as BlastGard’s President from December 2008 through January 2011 and Board member since January 2004. As co-inventor of BlastWrap®, Mr. Gordon is Director of Blast Mitigation Receptacles and is responsible for the expansion and promotion of BlastGard’s mitigated receptacle product line. Mr. Gordon has 25 years of sales and marketing experience as a licensed real estate broker and appraiser. He co-founded and was Vice President of Sea Gull Ltd. Builders, a successful land development and construction company. For sixteen years, Mr. Gordon designed and constructed executive single-family homes. He later focused on the design, construction and sale of Medical Condo office buildings, and is considered by the New Jersey Courts as an expert in zoning and land development issues. From December 2000 to January 2004, Mr. Gordon was CEO of BlastGard, Inc. (an entity not related to our company, that had a license to a different blast mitigation technology that was different that the technology owned by our company). From 1995 to 2003, he was the President of Purple’s Inc. an award winning, 275 seat 1920’s Art Deco restaurant that he and his wife Bonnie, designed and built in 1995. Mr. Gordon received his Bachelor of Science Degree from Monmouth University, West Long Branch, New Jersey. Mr. Gordon is also a U.S. Army veteran. Mr. Gordon's extensive business,  management and leadership experience in a variety of industries and development stage enterprises particularly qualifies him for service on the Company's Board.

Michael J. Gordon –Executive Officer and Board member since January 2004. From January 2003 to January 2004, Mr. Gordon devoted a majority of his time in the development and marketing of BlastGard, Inc. (an entity not related to our company, that had a license to a different blast mitigation technology that was different that the technology owned by our company). From April 1998 through December 2002, Mr. Gordon was Vice President and a Board member of BBJ Environmental Solutions, which conducts research on the causes of, and develops solutions to, biologically related indoor air quality problems, including research in bio-defense and emerging infectious diseases, such as Anthrax. From August 1987 through December 1997, Mr. Gordon was employed by Phoenix Information Systems Corp., where he was responsible for overseeing administrative operations, the filing of all SEC reports and documents, company news releases and public relations. Before joining Phoenix, Mr. Gordon served as Director of Legacies and Planned Giving for the American Cancer Society. Mr. Gordon received his Bachelor of Science degree from the State University of New York in 1980. Mr. Gordon's extensive business, financial, management and leadership experience in a variety of industries and development stage enterprises particularly qualifies him for service on the Company's Board.

 Paul W. Henry - In February 2010, Paul Henry was appointed to fill a vacancy on the board of directors. Mr. Henry has served since 2008 in new business development for Colchis Capital Management of San Francisco, an alternative investment management firm.  Since 1987, Mr. Henry has served as an investment banker, business advisor, and/or director of several start-up and emerging companies, including the following: Caithness Energy, an independent power producer based in New York City; Essex Investment Management Company, an investment advisory firm based in Boston, Massachusetts; Phoenix Information Systems, an information technology and services company based in St. Petersburg, Florida; DragonHorse International, a China business development company based in Florida; and Prescott & Forbes, a start-up materials science company based in Indianapolis, Indiana. From 1983 to 1987, Mr. Henry was employed by Connecticut Financial Management Company in Boston as a personal financial advisor.  Mr. Henry has a BA in economics from Yale University and an MBA from Northeastern University Graduate School of Business. Mr. Henry's extensive business, financial, management and leadership experience in a variety of industries and development stage enterprises particularly qualifies him for service on the Company's Board.

Michael L. Bundy – In March 2011, Michael L. Bundy was retained as the Chief Operating Officer for BlastGard International, and is currently overseeing the operational management of our Acquisition of HighCom Security. Mr. Bundy has served as both a Director of Operations and Vice President for HighCom Security of San Francisco from January 2006 through October 2010, where he was responsible for the daily management of operations and logistics.  Mr. Bundy will be tasked with overseeing the operational and compliance processes for the combined companies.  From March 2000 through January 2005, Mr. Bundy was the President and Managing Member of Castle Logistics, LLC.  Castle provided full service transportation intermediary and freight brokerage services for both small and large businesses.  Through Castle, Mr. Bundy played a strategic role in helping to develop and implement supply chain management processes and policies to help support the delivery of both raw/finished goods for a number of large publicly traded companies such as; Wal-Mart, Home Depot, Target, K-Mart, Lowes, Sears, Coors Brewing, Pepsi Bottling Group, and several others.  Mr. Bundy is currently in the process of earning his BS in Business Management and looks forward to completing his MBA in Organizational leadership, both through Colorado State University. Mr. Bundy also holds several unique and critical certifications with regards to his new position with our company, these include; “TIA Certified Transportation Broker”, “Certified RABQSA Quality Lead Auditor”, and most importantly, he has been recognized by the International Import Export Institute as a “Certified U.S. Export Compliance Officer as 2010”.

Family Relationships

James F. Gordon and Michael J. Gordon are brothers.

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

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board. The Chairman is appointed on an annual basis by at least a majority vote of the remaining directors. Currently, the office of Chairman of the Board is vacant. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is part of the succession planning process and that it is in the best interests of the company to make this determination from time to time.

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

COMMITTEES

We have no nominating committee of the Board of Directors or committees performing similar functions. In February 2006, we established a Compensation Committee and Audit Committee and in March 2007, we established a Management Committee.

Compensation Committee

In March 2007, our Board of Directors established a Compensation Committee and adopted a written charter. Our Compensation Committee consists of Andrew McKinnon and two vacancies. Our Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from time to time; however, such functions shall, at a minimum, include the following:

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

Management Committee

In March 2007, our Board of Directors established a Management Committee and adopted a written charter. The members of our Management Committee consist of Paul W. Henry, Michael J. Gordon and Andrew McKinnon. The charter includes, among other things, the following responsibilities of the Management Committee:

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

Audit Committee

The sole member of the Company’s audit committee is Paul W. Henry.  Management believes that Mr. Henry is an independent director and he may be deemed to be a “Financial Expert” within the meaning of Sarbanes Oxley Act of 2002, as amended. Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’ board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered.” Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of BlastGard has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of BlastGard’s outside auditor. The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

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

Nominating Committee

The Board does not currently have a nominating committee.

Stockholder Nominations

The policy of the Board is to consider properly submitted stockholder nominations for candidates for membership on the Board as described below in the section entitled “Identifying and Evaluating Nominees for Directors” and in our Bylaws. In evaluating such nominations, the Board will address the membership criteria set forth below in the section entitled “Director Qualifications”. Any stockholder nominations proposed for consideration by the Board should include the nominee’s name and qualifications for membership on the Board and other information in accordance with the Company’s Bylaws and should be addressed to:

BlastGard International, Inc.
2451 McMullen Booth Road, Suite 242,
Clearwater, FL 33759
Attn: Michael J. Gordon, Chief Executive Officer

Director Qualifications

New members of the Board should possess certain core competencies, some of which may include broad experience in business, finance or administration, familiarity with national and international business matters, and familiarity with the defense and law enforcement industries. In addition to having one or more of these core competencies, members of the Board are identified and considered on the basis of knowledge, experience, integrity, diversity, leadership, reputation, and ability to understand our business.

Identifying and Evaluating Nominees for the Board

The Board utilizes a variety of methods for identifying and evaluating nominees for the Board. However, there are no specific minimum qualifications that the Board requires to be met by a director nominee recommended for a position on the Board, nor are there any specific qualities or skills that are necessary for one or more of our Board to possess, other than as are necessary to meet any requirements under rules and regulations applicable to us. Although the Board does not have a specific policy with respect to the diversity, the Board considers the extent to which potential candidates possess sufficiently diverse skill sets and diversity characteristics that would contribute to the Board's overall effectiveness. The Board has the duty of regularly assessing the composition of the Board, including the size of the Board, diversity, age, skills and experience in the context of the needs of the Board. In addition, the Board also has the duty of identifying individuals qualified to become members of the Board. Candidates may come to the attention of the Board through current members of the Board, professional search firms, stockholders or other persons. These candidates will be evaluated by the Board and may be considered at any point during the year. As described above, the Board will consider properly submitted stockholder nominations for candidates for the Board. Following verification of the stockholder status of persons proposing candidates, recommendations will be aggregated and considered by the Board. If any materials are provided by a stockholder in connection with the nomination of a director candidate, such materials will be forwarded to the Board. We have previously, and we may in the future, review materials provided by professional search firms or other parties to identify, evaluate and recruit potential director nominees who are not proposed by a stockholder.  In addition, a professional search firm may be used to make initial contact with potential candidates to assess, among other things, their availability, fit and major strengths.

Communications with the Board

Stockholders may communicate with the Company by writing to: BlastGard International, Inc., Attention:  Michael J. Gordon, , 2451 McMullen Booth Road, Suite 242,  Clearwater, FL 33759.  Communications received from stockholders are forwarded directly to the Board, or to any individual member or members, as appropriate, depending on the facts and circumstances outlined in the communication. The Board has authorized the Chief Executive Officer of the Company to exclude communications that are patently unrelated to the duties and responsibilities of the Board, such as spam, junk mail and mass mailings. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out by the Secretary pursuant to the policy will be made available to any non-management director upon request.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2010, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge, except for Andrew McKinnon who filed a Form 4 late in December 2010.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2010 and 2009 by (1) each person who served as the principal executive officer of the Company during fiscal year 2010; and (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2010 with compensation during fiscal year 2010 of $100,000 or more.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards	Options Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2) (3)	Total ($)
James F. Gordon,	2010	$96,000	(4)	$-0-	-0-	$-0-	-0-	-0-	-0-	$96,000
President,	2009	$78,610	(4)	-0-	-0-	$-0-	-0-	-0-	-0-	$78,610
Michael J. Gordon,	2010	$96,000	(4)	-0-	-0-	$-0-	-0-	-0-	-0-	$96,000
CEO/CFO	2009	$78,305	(4)	-0-	-0-	$-0-	-0-	-0-	-0-	$78,305
___________

(1)
The options and restricted stock awards presented in this table reflects the full fair value as of the date of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

(4)
Salary includes commissions and accrued cash compensation. During fiscal 2010 and 2009, accrued salaries for James F. Gordon were $80,000 and $64,000, respectively.  During fiscal 2010 and 2009, accrued salaries for Michael Gordon were $96,000 and $64,000, respectively.

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

All of the outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2010 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2010.

Option Awards						Stock Awards

Name	Number of Securities Underlying Unexer- cised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
James F. Gordon	100,000	0	0	$0.10	11/29/2011	0	0	0	0
	375,000	0	0	$0.10	03/31/2012	0	0	0	0
Michael J. Gordon	100,000	0	0	$0.10	11/29/2011	0	0	0	0
	200,000	0	0	$0.10	03/31/2012	0	0	0	0

Employment Agreements

Effective April 1, 2007, the Company entered into employment agreements with James F. Gordon and Michael Gordon. These agreements terminated on March 31, 2011 and each officer is currently serving as an "employee at will." During fiscal 2010 and 2009, each officer had their salaries of $8,000 per month accrued or paid. At December 31, 2010, the Company owed accrued salary of $144,000 to James F. Gordon and $160,000 to Michael J. Gordon. James F. Gordon also received commissions of $0 and $15,939 for fiscal 2010 and 2009, respectively. Michael J. Gordon also received commissions of $0 and $7,291 for fiscal 2010 and 2009, respectively.  For the first quarter of fiscal 2011, James F. Gordon was paid for one month of salary and accrued two more months.  For the first quarter of fiscal year 2011, Michael Gordon was paid his salary. As of March 31, 2011, the accrued salaries were converted into notes payable on demand, subject to the noteholders' right to convert the notes into Common Stock at a conversion price of $.05 per share.  See "Item 13."

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION

Compensation

Prior to May 2007, no cash compensation has been paid to our Directors for any service provided as a Director. Directors may be reimbursed for all reasonable expenses incurred by them in conducting our business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.  On May 11, 2007, the non-employee directors were authorized by the Board to receive an annual cash fee of $11,000 and quarterly fees of $1,000 for 2007.  No cash was paid to the directors during 2008, 2009 or 2010 as compensation. In 2010, the two outside board members each received 250,000 shares of restricted Common Stock as compensation for their services valued at $.10 per share.  On December 20, 2010, Mr. McKinnon subscribed to purchase 16 shares of Series 1 Preferred Stock convertible into 1,666,667 shares of Common Stock at a purchase price of $50,000.  Mr. McKinnon has converted these preferred shares into Common Stock. Mr. McKinnon also received 34 shares of Series 1 Preferred Stock convertible into 3,333,333 shares of Common Stock for services rendered in connection with the Company's acquisition of HighCom Security.

Stock Options

Stock options and equity compensation awards to our non-employee / non-executive directors are at the discretion of our Board.

On August 3, 2006, Mr. Burns was granted a five-year Non-Statutory Stock Option to purchase 100,000 shares of the Corporation’s Common Stock at an exercise price of $1.00 per share. The Option granted contains cashless exercise provisions and shall vested 50% on the date of grant and the remaining 50% on August 3, 2007, it being understood that the Options that vested on August 3, 2007 would have terminated in the event that the holder is no longer serving as a director of our Company at any time between the date of grant and August 3, 2007, subject to our Board’s right to accelerate the vesting date of the Option.

On November 6, 2006, Ambassador L. Paul Bremer, III, Arnold I. Burns and Joel Gold were granted effective November 8, 2006, a five-year Non-Statutory Stock Option to purchase 100,000 shares of our Common Stock at an exercise price of $1.00 per share. The Option granted contains cashless exercise provisions and vested 50% on November 8, 2006 and the remaining 50% shall vest on November 8, 2007, it being understood that the Options that vested on November 8, 2007 would have terminated in the event that the holder was no longer serving as a director of our company at any time between the date of grant and November 8, 2007, subject to our Board’s right to accelerate the vesting date of the Option.

On November 6, 2006, Board members Arnold I. Burns and Ambassador L. Paul Bremer, III were each granted, effective November 8, 2006, a seven-year Non-Statutory Stock Option to purchase 250,000 shares of our Common Stock at an exercise price of $1.50 per share. The Options granted contain cashless exercise provisions and are fully vested.

On February 10, 2010, the Board of Directors also approved $25,000 in annual compensation to the outside Board members for their service to the Company and that such compensation for the year 2010 is to be paid in restricted common stock at $.10 per share. As a result of the foregoing, the Company has authorized the issuance of 250,000 fully paid and non-assessable shares to Andrew McKinnon and Paul Henry.

On January 28, 2011, the Board of Directors approved a resolution to increase the 2005 Employee Benefit and Consulting Services Compensation Plan (the "Plan") from 5,000,000 shares to 10,000,000 shares; and granted all four directors and outside counsel an option on 1,250,000 shares exercisable at $.03 per share The options are for 5 years and are fully-vested, non statutory stock options. The Plan was originally adopted on November 30, 2005 by the Board of Directors. The Plan shall terminate at midnight on November 30, 2015, at which time no additional options may be granted under the Plan.

Restricted Stock

During 2009, the Company did not issue shares of Common Stock to its directors in consideration of their services as directors. However, the Board authorized the monthly issuance of 187,500 shares of our Common Stock to Andrew McKinnon in lieu of his monthly salary of $18,750 for the six months of January through June 2009.  In February 2010, the Board approved the grant of 250,000 shares to Andrew McKinnon and Paul Henry for services rendered.

Summary of Director Compensation for 2010

The following table shows the overall compensation earned for the 2010 fiscal year with respect to each non-employee and non-executive director as of December 31, 2010.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Paul Henry Director (1)	$0	25,000	0	0	0	-0-	$25,000
Andrew McKinnon Director (1)(2)	$0	25,000	0	0	0	-0-	$25,000

(1)	Includes 250,000 shares of Common Stock valued at $.01 per share and granted in February 2010 for serving on the Board of Directors.

(2)	Does not include 2010 Board approval stock transactions described under "Item 13" under (ii) since these transactions did not occur until the first quarter of 2011.

2005 Employee and Consulting Compensation Plan

On November 30, 2005, we established an Employee Benefit and Consulting Compensation Plan (the “2005 Plan”) covering 5,000,000 shares. Since stockholder approval of the 2005 Plan will not be obtained by November 30, 2006, then no Incentive Stock Options may be granted after that date under the 2005 Plan. As of February 7, 2011, there were non-statutory stock options to purchase 2,850,000 shares outstanding under the 2005 Plan. On January 28, 2011, the board approved a resolution to increase the 2005 Employee Benefit and Consulting Services Compensation Plan (the "Plan") from 5,000,000 shares to 10,000,000 shares; and granted all four directors and outside counsel an option on 1,250,000 shares exercisable at $.03 per share. The options are for 5 years and are fully-vested, non statutory stock options.

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

Awards

To date, no options to purchase common shares have been exercised under the 2005 Plan. Unless sooner terminated, the 2005 Plan will expire on November 30, 2015 and no awards may be granted after that date. It is not possible to predict the individuals who will receive future awards under the 2005 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2010 on the known benefits provided to certain persons and group of persons under the 2005 Plan (exclusive of options that terminated on or before December 31, 2010).

	Number of Shares subject to Options	Average exercise price ($) per Share	Intrinsic value of unexercised options at December 31, 2010
Andrew R. McKinnon, Director	375,000	0.10	-0-
James F. Gordon, Director	475,000	0.10	-0-
Michael J. Gordon, CEO, CFO	300,000	0.10	-0-
Executive Officers as a group	300,000	0.10	-0-
Non-employee Directors (two persons)	375,000	0.10	-0-
Non-Executive Officer Employees	475,000	0.10	-0-
Consultants, Legal Counsel, Former Employees	1,700,000	0.10	-0-

(1)
Intrinsic value is calculated by multiplying (a) the difference between the market value per share at December 31, 2010 (based upon a last sales price of $.01 per share) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 1, 2011 by our one officer and four directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage Outstanding (2)
James F. Gordon (3)	8,273,400	11.5%
Michael J. Gordon (4)	6,450,000	8.9%
Paul Henry (10)	1,815,000	2.5%
Andrew R. McKinnon (6,11)	8,375,000	10.9%
Michael Bundy (5)	-0-	0.0%
Includes all officers and directors as a group (5 persons)	24,913,400	33.3%
John H. Waddell, Jr. (8)	5,350,400	8.7%
Robocheyne Consulting (7, 9)	10,950,419	15.9%
TangoPoint Partners, LLC (5)	9,666,667	15.8%
Stan Baharti	4,016,164	6.6%
_____________
(1)
Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BlastGard® International, Inc. at 2451 McMullen Booth Road, Ste., 242, Clearwater, FL 33759.

(2)
Based upon 70,940,142 shares of Common Stock outstanding as of April 1, 2011, plus the amount of shares each person or group has the right to acquire under options, warrants, rights, conversion privileges, or similar obligations.

(3)	Includes options to purchase 1,725,000 shares of our common stock and 3,200,000 shares of common stock issuable upon conversion of a $160,000 demand note.
(4)	Includes options to purchase 1,525,000 shares of our common, 285,000 shares beneficially owned by his children and 3,200,000 shares of common stock issuable upon conversion of a $160,000 demand note.
(5)	No options or warrants outstanding
(6)	Includes options to purchase 1,625,000 shares and 4,133,333 common shares issuable upon conversion of preferred stock.
(7)	Includes derivative securities to purchase 3,608,262 shares included in notes.
(8)	Includes options to purchase 400,000 shares.
(9)	Includes 4,158,823 shares of Common Stock issuable upon exercise of Warrants.
(10)	Includes options to purchase 1,250,000 shares of our common stock.
(11)	Includes 866,667 shares beneficially owned by his Company.

We do not know of any arrangement or pledge of its securities by persons now considered in control of us that might result in a change of control of us.

Equity Compensation Plan Information

The following summary information is as of April 1, 2011 and relates to our 2005 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity compensation Plans	2,850,000	$.10	2,150,000
Equity compensation Plans	6,250,000	$.03	900,000	*

* Pending increase in Plan to 10,000,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the last two fiscal years ended December 31, 2010, we entered into the following transactions in which our current officers and directors had a material interest, exclusive of employment contacts described under Item 11 of Form 10-K for the fiscal year ended December 31, 2009, which are incorporated herein by reference.

(i) During the year ended December 31, 2009, the Company borrowed approximately $98,000 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. As of April 1, 2011, approximately $95,000 is owed pursuant to the line of credit.

(ii)  On December 20, 2011, the Board approved the following transactions which occurred in the first quarter of 2011: Mr. McKinnon subscribed to purchase 16 shares of Series 1 Preferred Stock convertible into 1,666,667 shares of Common Stock at a purchase price of $50,000.  Mr. McKinnon also received 34 shares of Series 1 Preferred Stock convertible into 3,333,333 shares of Common Stock for services rendered in connection with the Company's acquisition of HighCom Security.

(iii)  On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025.30 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion.

(iv) Phoenix Alliance Corporation (“Phoenix”), owned by one of our board members Andrew McKinnon, was engaged in April 2011 by BlastGard to operate as an independent contractor for all HighCom sales. Phoenix has set up a sales operation complete with CRM, telephone sales system and will cover all associated costs from daily operating expenses i.e. payroll costs, health costs, advertising and marketing costs, tradeshow costs etc. BlastGard’s COO Michael Bundy provides initial training to all independent contractors, including an overview process for regulatory compliance. BlastGard has agreed to assist Phoenix with initial start-up costs of $7,500 per month for 3 months and an implementation fee of $5,000 for an additional 3 months.  At the completion of the first six months, Phoenix becomes entirely a  performance based operation. The commission structure is based on sales generated and margins of HighCom’s product line.

Other Transactions

December 2004 Debt

In December 2004, we raised $1,420,000 from five investors in a convertible debt financing, and issued to the investors, secured convertible notes due October 31, 2007 and common stock purchase warrants.

The notes each bear an interest rate of 8% per annum .and are currently payable upon demand. The notes are secured by all of the Company’s assets until the notes have been fully paid or fully converted into common stock.

The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of the Company’s common stock at a conversion price per share set forth below, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event the Company issues shares of common stock for consideration of less than the exercise price. During March 2009, the holders of certain senior convertible securities originally issued on December 2, 2004, extended the due date of the debt to November 30, 2009 in exchange for the issuance of Class G warrants to purchase 1,800,000 shares of common stock in the Company as described below.  In March 2009, the conversion price of the Notes was also lowered to its present conversion price of $.03 per share. Concurrently, the Class A, C, D, E and F warrants held by these investors were cancelled and an equal number of Class G warrants were issued as replacements.

In May, 2009, $93,097 of the Notes and $388 in interest was converted at $.03 per share into 3,116,164 shares of the Company’s Common Stock, reducing the principal balance of the debt underlying the 2004 Notes to $279,292 as of November 30, 2009. From December 1, 2009 through December 31, 2010, an additional $45,452 in interest has accrued bringing the outstanding total to $324,743.

The following table sets forth, with respect to each holder of December 2004 debt, the amount due under the convertible promissory note including interest as of December 31, 2010:

INVESTOR	2004 CONVERTIBLE NOTES
AlphaCapital Aktiengesellschaft	$175,603
Steven Gold	$20,144
Asher Brand	$4,027
TRW Holdings PTY Limited	$17,721
Robocheyne Consulting Ltd.	$108,248
TOTAL	$324,743

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

  June 2006 Debt

On June 22, 2006, we entered into a series of simultaneous transactions with two investors, whereby we borrowed an aggregate principal amount of $1,200,000 due June 22, 2008 and issued to the investors subordinated convertible 8% notes (secured by the assets of our company and subsidiary) and we issued warrants with the notes.

The aforementioned notes and warrants are protected against dilution in the event of certain events including, without limitation, the sale of common stock below the applicable conversion or exercise price as the case may be.  The terms of the notes and the warrants have been adjusted over the years.

Previously, $795,000 of the $1,200,000 had been converted into our Common Stock at $.30 per share and $50,000 in principal was paid back.  As of December 31, 2010 the amount owed under the 2006 notes was $355,000 in principal and $146,493 in accrued interest.  Also there were warrants to purchase 3,175,120 shares of the Company's Common Stock outstanding.  On January 25, 2011, BlastGard settled the 2006 debt (subordinated convertible promissory notes) for $130,000 to pay off the debt and the accrued interest at a discount, eliminate all claims to equity and warrants by the Lenders and free up the unissued shares.

Source Capital Group, Inc. acted as a finder in connection with the original debt transaction in 2006. Source Capital was paid 25,000 shares of restricted common stock, a cash fee of $72,000, which represents 6% of the gross proceeds and a 6% fee of each class of warrants issued in connection with the June 2006 debt financing, which warrants were issued by us and not deducted from those issued to any other party. The following table sets forth with respect to each person the number of shares underlying warrants issued to Source Capital and its associated persons as of December 31, 2010.

	NUMBER OF SHARES ISSUABLE UPON EXERCISE OF WARRANTS
INVESTOR	CLASS C	CLASS D	CLASS E	CLASS F
W. Todd Coffin	103,680	103,680	51,840	149,760
William F. Butler	110,160	110,160	55,080	159,120
Gary Sacks	48,600	48,600	24,300	70,200
Source Capital Group	61,560	61,560	30,780	88,920
TOTAL	324,000	324,000	162,000	468,000

2011 Debt

Alpha Capital Aktiengesellschaft, a holder of 2004 Debt, loaned us $160,000 in February 2011 and an additional $300,000 in March 2011 pursuant to secured notes convertible at the lesser of the applicable conversion price or eighty percent of the conversion price of any convertible note issued by the Company to anyone prior to or on the one year anniversary of the Issue Date of the Note, subject to adjustment as described therein. The February 2011 notes had a conversion price of $.03 per share and the March 2011 notes had a conversion price of $.05 per share.

Each note bears an interest rate of 10% per annum, with a default interest rate of 15% per annum. Interest shall be payable quarterly in arrears on the last day of each calendar quarter commencing March 31, 2011, with a maturity date of August 31, 2011 in the case of the February 2011 issued note and a maturity date of March 3, 2012 in the case of the March 2011 issued note. The individual note holder has the right, at its option, to convert the principal amount of each note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in each note, into fully paid and non-assessable shares of our common stock at a conversion price per share as described above, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. Each note is secured by all of the assets of BlastGard International, Inc, and its wholly-owned subsidiary, BlastGard Technologies, Inc., until the notes have been fully paid or fully converted into common stock. Also in connection with these transactions, we issued the note holder warrants to acquire up to 17 million shares of our common stock at prices ranging from $0.03 per share to $0.08 per share, subject to anti-dilution protection over the life of the warrants.  Of the 17 million shares purchasable upon exercise of the warrants, warrants to purchase 8 million common shares exercisable at $0.03 per share expire on February 3, 2016 and the remaining warrants to purchase 9 million common shares, exercisable at $0.08 per share terminate on March 7, 2016.

Purchase of HighCom Security Inc.

As previously reported, on January 25, 2011, BlastGard International, Inc. ("BlastGard") entered into a binding Letter of Intent (“LOI”) with HighCom Security, Inc. (“HighCom”) under which BlastGard will acquire 100% of the common stock of HighCom from the stockholders of HighCom, none of whom are affiliates of BlastGard. HighCom is a worldwide security equipment provider based in San Francisco, California. HighCom designs, manufactures and distributes a unique range of security products and personal protective gear. BlastGard and HighCom have agreed to consummate a Stock Purchase Agreement, subject to the approval of all necessary parties, agencies or regulatory organizations. As of the signing of the agreement, BlastGard immediately assumed the operations of HighCom and started to provide financing for the operations while a definitive agreement is drawn up over the next 90 days.

As stated above, the LOI contemplated several closing conditions and the closing in escrow with a possible of rescission if the State Department does not reinstate HighCom’s export license. On March 4, 2011, among other changes the LOI was amended as follows: 1) the LOI constitutes the definitive stock purchase agreement; 2) BlastGard issued 9,820,666 shares of its Common Stock and promissory notes totaling $196,400 to Robert Rimberg as trustee for an Irrevocable Trust FBO and Yochi Cohen and his wife, Yocheved Cohen–Charash (the "Trust") in exchange for 1,150 shares of the outstanding 1,171 shares of HighCom Common Stock, equivalent to 98.2% of the outstanding shares; 3) the parties agree to waive all closing conditions, escrow provisions and right of rescission; and 4) BGI agreed for a period of 30 days to offer to purchase Ron Peled 21 shares of HighCom from him or his transferee at a cost of 179,934 shares of BGI Common Stock and in exchange for promissory notes totalling $3,600, with terms identical to those received by the Trust plus 1.8% of the Earnout provisions contained in the LOI.

Blastgard also agreed to an earnout consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue reaches certain goals.  Blastgard management believes that the revenues goals are very achievable and have valued the contingent consideration at 68% of the market price at the time of the agreement.

TangoPoint Group

As reported in our Form 10-Q for the quarter ended September 30, 2010, we received $165,000 in the aggregate from the TangoPoint Group in the fourth quarter of 2010 and an additional $125,000 in January 2011. In exchange for this consideration, we issued our Common Stock at a purchase price of $.03 per share.

Board Members Who Are Deemed Independent

Our board of directors has determined that Paul Henry is an “independent director.”  See “Audit Committee” under” Item 10” regarding the definition of an “independent director.”

ITEM 14.  EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.1	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.2	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

4.1	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.2	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

4.3	Left blank intentionally.

4.4	Left blank intentionally.

4.5	Left blank intentionally.

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

4.10	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Exhibit 99.2 contained in our Form 8-K filed June 23, 2006.)

4.11	Form of Registration Rights Agreement (Incorporated by reference to the Registrant’s Exhibit 99.3 contained in our Form 8-K filed June 23, 2006.)

4.12	Form of Security Agreement. (Incorporated by reference to the Registrant’s Exhibit 99.4 contained in our Form 8-K filed June 23, 2006.)

4.13	Form of Subsidiary Guarantee (Incorporated by reference to the Registrant’s Exhibit 99.5 contained in our Form 8-K filed June 23, 2006.)

4.14	Form of Debenture (Incorporated by reference to the Registrant’s Exhibit 99.8 contained in our Form 8-K filed June 23, 2006.)

4.15	Form of Warrant (Incorporated by reference to the Registrant’s Exhibit 99.9 contained in our Form 8-K filed June 23, 2006.)

4.16	Form of SPA Disclosure (Incorporated by reference to the Registrant’s Exhibit 99.10 contained in our Form 8-K filed June 23, 2006.)

4.17	Form of Security Agreement Disclosure Schedule (Incorporated by reference to the Registrant’s Exhibit 99.11 contained in our Form 8-K filed June 23, 2006.)

4.18	Form of Subsidiary Guarantee Disclosure Schedule (Incorporated by reference to the Registrant’s Exhibit 99.12 contained in our Form 8-K filed June 23, 2006.)

4.19	Form of Class G Warrant.*

10.1	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.2	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.3	Left blank intentionally.

10.4	Left blank intentionally.

10.5
Alliance Agreement with Centerpoint Manufacturing, Inc. dated October 25, 2004. (Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 4 (File No. 333-121455.)

10.6	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.7	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006).

10.8	Form of Amended and Restated Second Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 99.7 contained in our Form 8-K filed June 23, 2006.)

10.9	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.14 contained in our Form 8-K filed June 23, 2006.)

10.13	Form of Third Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.25 contained in our Registration Statement, file no. 333-135815.)

10.14	Amendment Agreement dated September 15, 2006 to Exhibit 4.11 (Incorporated by reference to Exhibit 10.18 contained in our Form 10-QSB for the quarter ended September 30, 2006).

10.15	Waiver Agreement, dated April 18, 2007. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 25, 2007.)

10.16	Fourth Waiver and Modification Agreement, dated March 20, 2007. (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on April 25, 2007.)

10.17	Management Committee Charter, dated March 23, 2007. (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on April 25, 2007.)

10.18	Left blank intentionally.

10.19	Employment Agreement for James F. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the SEC on April 25, 2007.)

10.20	Employment Agreement for Andrew McKinnon dated April 1, 2007. (Incorporated by reference to Exhibit 10.32 contained in our Form 10-QSB for the quarter ended March 31, 2007.)

10.21	Left blank intentionally.

10.22	Employment Agreement for Michael J. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.9 of our Form 8-K filed with the SEC on April 25, 2007.)

10.23	Source Capital March 9, 2007 and April 12, 2007 Waiver Agreements (Incorporated by reference to Exhibit 10.10 of our Form 8-K filed with the SEC on April 25, 2007.)

10.24	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

10.25
Fifth Waiver and Modification Agreement with Senior Lenders dated March 20, 2008 Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.26	Waiver Agreement with 2006 Lenders dated as of March 20, 2008 Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).1

10.27	TangoPoint Agreement, dated December 1, 2010 (Incorporated by reference to Exhibit 10.1 as contained in our Form 10-Q for the quarter ended September 30, 2010.)

10.28
Binding Letter of Intent Agreement by and between BlastGard International, Inc. and HighCom Security, Inc. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on February 2, 2010.)

10.29	Settlement Agreement with Bushido Capital Master Fund, L.P. (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on February 2, 2010.)

10.30	Settlement Agreement with Pierce Diversified Strategy Master Fund LLC, Series Bus. (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on February 2, 2010.)

10.31
Settlement Agreement dated December 22, 2010 by and among Mitch Silverman, TangoPoint Investments, LLC and BlastGard. (Incorporated by reference to Exhibit 10.4 of our Form 8-K filed with the SEC on February 2, 2010.)

10.32	Form of Subscription Agreement between the Company and the named investor dated February 3, 2011. (Incorporated by reference to Exhibit 4.01 of our Form 8-K filed with the SEC on February 4, 2011.)

10.33	Form of Secured Convertible Promissory Note issued to the named investor. (Incorporated by reference to Exhibit 4.02 of our Form 8-K filed with the SEC on February 4, 2011.)

10.34	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.03 of our Form 8-K filed with the SEC on February 4, 2011.)

10.35	Form of Escrow Agreement. (Incorporated by reference to Exhibit 4.04 of our Form 8-K filed with the SEC on February 4, 2011.)

10.36	Form of Subscription Agreement between the Company and the named investor dated March 10, 2011. (Incorporated by reference to Exhibit 4.01 of our Form 8-K filed with the SEC on March 10, 2011.)

10.37	Form of Secured Convertible Promissory Note issued to the named investor. (Incorporated by reference to Exhibit 4.02 of our Form 8-K filed with the SEC on March 10, 2011.)

10.38	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.03 of our Form 8-K filed with the SEC on March 10, 2010.)

21.1	Subsidiaries of Registrant*

31(a)	Rule 13a-14(a) Certification – Principal Executive and Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive and Principal Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).
_____________
* Filed herewith.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and quarterly review fees.

On February 8, 2010, the Company dismissed our independent registered auditor, Cordovano and Honeck LLP of Englewood Colorado (“C & H”), based on their notification to us of their partner service limitation. We engaged Peter Messineo, CPA of Palm Harbor Florida, as our new independent registered auditor on February 10, 2010.  Mr. Messineo billed $8,000.00 for the 2009 audit, $8,000 for the 2010 audit and $4,000 for the review of quarterly reports for 2010.  Mr. Messineo is owed $5,500 for the 2010 audit.

There were no other fees billed by Peter Messineo during the last two fiscal years for related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no tax related fees billed by Peter Messineo during 2010 or 2009.

All Other Fees

There were no other fees billed by Peter Messineo during the last two fiscal years for other services provided by Peter Messineo.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLASTGARD® INTERNATIONAL, INC.
Dated:	April 14, 2011

		By:	/s/ Michael J. Gordon
Michael J. Gordon
Principal Executive and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	April 14, 2011	By:	/s/ Andrew R. McKinnon
Andrew R. McKinnon
Director

Dated:	April 14, 2011	By:	/s/ James F. Gordon
James F. Gordon
Director and Director of Blast Mitigating Receptacles

Dated:	April 14, 2011	By:	/s/ Michael J. Gordon
Michael J. Gordon
Director, Vice President, Principal Executive and Principal Financial Officer and Principal Accounting Officer

Dated:	April 14, 2011	By:	/s/ Paul Henry
Paul Henry
Director