Form 10-Q
period 2011-03-31
BLASTGARD INTERNATIONAL INC
filed 2011-05-23
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(March One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes ☐   No ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2011 the issuer had 76,073,475 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$225,742	$46,382
Accounts receivable	21,373	342
Inventory	302,248	51,290
Deposits and other current assets	87,747	-
Prepaid expenses	5,847	-
Total current assets	642,957	98,014

Property & equipment, net of accumulated
depreciation	143,982	64

Notes payable to Shareholder	743,494	-
Intangible property, net of accumulated
amortization	571,639	24,344
Deferred patent costs	209,896	203,535
Goodwill	1,808,215	-
Deposits	300	300
Total Assets	$4,120,483	$326,257

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,384,224	$249,087
Accrued expenses	364,565	385,094
Current portion notes payable	1,155,501	729,652
Loans and notes payable, related parties	-	14,421
Total current liabilities	2,904,290	1,378,254

Contingent liability	1,239,284	-
Notes payable, net of current portion	-	-
Total liabilities	3,996,446	1,378,254

Stockholders' Equity
Preferred Stock:
Preferred Stock, 1,000,000 shares authorized;
$100 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized; 70,940,142 and 50,586,142 shares
issued and outstanding, respectively	70,940	56,086
Additional paid-in capital	13,932,437	12,560,249
Minority interest	(36,488)	-
Accumulated deficit	(13,989,978)	(13,668,332)
Total stockholders' deficit	(23,090)	(1,051,997)

Total Liabilities and Stockholders' Equity	$3,973,358	$326,257

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010

Revenues	$20,241	$25,555
Direct costs	21,142	23,797

Gross Profit	(901)	1,758

Operating expenses:
General and administrative	573,057	121,831
Amortization and depreciation	43,762	571
Total operating expenses	616,819	122,402

Operating loss	(617,719)	(120,644)

Non-operating activity
Other income (expense)	(35,431)	6,446
Gains (losses) on settlement of debt	248,754	-
Gain (loss) on derivative liability	174,141	-
Interest expenses	(127,878)	-
Interest income	-	(12,668)
Total other income (expense)	259,585	(6,222)

Loss before income taxes	(358,134)	(126,866)

Minority interest loss	(3,671)
Provision for income taxes	-	-

Net loss	$(354,463)	$(126,866)

Earnings (loss) per share:
Basic	$(0.01)	$(0.00)
Dilutive	$(0.01)	$(0.00)
	(0.00)
Weighted average shares outstanding
Basic	62,822,942	50,363,920
Dilutive	62,822,942	50,363,920

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE THREE MONTHS ENDED MARCH 31, 2011

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	shares	Par	Capital	Interest	Deficit	Deficit

Balance at December 31, 2009	50,086,142	50,086	12,351,249	-	(13,204,719)	(803,384)

Board member compensation	500,000	500	49,500			50,000
Sale of stock	5,500,000	5,500	159,500			165,000
Net loss					(463,613)	(463,613)

Balance at December 31, 2010	56,086,142	56,086	12,560,249	-	(13,668,332)	(1,051,997)

Sale of stock	5,033,334	5,033	145,967			151,000
Stock issued for acquisition of HighCom Security	9,820,666	9,821	481,179			491,000
Options issued for compensation			310,232			310,231
Record discount on new loans			434,810			434,810
Reclassify minority interest				(32,817)	32,817	-
Net loss				(3,671)	(354,463)	(358,134)

Balance at March 31, 2011	70,940,142	$70,940	13,932,437	(36,488)	(13,989,978)	$(23,090)

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$(354,463)	$(126,866)
Adjustment to reconcile Net Income to net
cash provided by operations:
Minority interest loss	(3,671)
Depreciation and amortization	43,762	571
Issuance of equity for services	-	50,000
Changes in assets and liabilities:
Accounts receivable	75,995	(9,558)
Inventory	(31,725)	142
Other operating assets	-	(398)
Accounts payable and accruals	(141,480)	111,342
Related party loans	(14,421)	(8,299)
	-	-
Net Cash (Used) Provided by Operating Activities	(426,003)	16,934

Cash Flows from Investing Activities:
Purchase of property and equipment	(111)	-
Payment of deferred costs	(6,361)	(19,274)
Cash purchased	834	-
Net Cash (Used) by Operating Activities	(5,637)	(19,274)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	151,000	-
Proceeds from issuance of note payable	460,000	-
Net proceeds from line of credit	-	3,112
Net Cash (Used) Provided by Operating Activities	611,000	3,112

Net increase/decrease in Cash	179,360	772

Cash at beginning of period	46,382	1,739

Cash at end of period	$225,742	$2,511

Supplemental cash flow information:
Interest paid	$-	$2,171
Taxes paid	$-	$-

On March 4, 2011, the Company issued 9,820,666 shares of common stock, $200,000 in notes and $1,262,000 contingent liabilities in exchange for the stock of HighCom Security, Inc. valued as follows:

Cash	$834

Accounts receivable	97,026

Performance bond	50,500

Inventory	119,233

Shareholder loans receivable	335,685

Property and equipment - net	206,159

Other assets	37,738

Accounts payable and accrued expenses	(1,668,695)

Long term debt	(655,311)

Deficit equity acquired	$1,476,829

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The Consolidated Balance Sheet as of March 31, 2011, the Condensed Statements of Operations for the three months ended March 31, 2011 and 2010, the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2011 and Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of March 31, 2011 and results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. The results of operations and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2010.

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

The Company went public through a shell merger on January 31, 2004.  On March 31, 2004, the Company changed its name to BlastGard International, Inc.  On March 4, 2011, the Company completed the acquisition of HighCom Securities, Inc and subsidiaries.  The income of HighCom and subsidiaries is included from January 25, 2011, the date of the binding letter of intent.  These financial statements include the assets liabilities and activity of the following:

BlastGard International, Inc. BlastGard® International, Inc. is a Colorado corporation, that has developed and designed proprietary blast mitigation materials.  The Company operates from offices in Clearwater, Florida and uses contract manufacturers in various locations for production.

BlastGard Technologies Inc. is a dormant Florida corporation.

HighCom Securities, Inc. HighCom Securities, Inc. (HighCom), originally located in San Francisco California, is a global provider of security equipment and a leader in advanced ballistic armor manufacturing.  The Company uses contract manufacturers for production and has moved the corporate offices to Clearwater, Florida as of May 1, 2011.

HighCom Online, Inc. HighCom Online Inc. is an online outlet for HighCom Security products.  The Company operated out of the HighCom offices.

HC Ballistics, LLC HC Ballistics LLC was a joint venture with a related party to produce products for HighCom customers.  The Company operated out of HighCom offices and used a production facility in South Florida.  The agreement with the related party is currently terminated.

All material intercompany transactions have been eliminated.

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

Accounting Policies

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

Inventory

Inventory was stated at the lower of cost (first-in, first-out) or market.  Market was generally considered to be net realizable value.  Inventory consisted of materials used to manufacture the Company’s product and finished goods ready for sale.

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

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at March 31, 2011 and

December 31, 2010:

	(Unaudited)
	March 31. 2011	December 31, 2010
$500,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	$150,166	$150,166

$93,096 convertible promissory note (1/4 of
previous outstanding notes) issued December
2, 2004, due November 30, 2009, 8% interest
Net of unamortized discount of $0	93,096	93,096

$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	17,325	17,325

$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	15,241	15,241

$10,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	3,464	3,464
	279,292	279,292
Less: current maturities	(279,292)	(279,292)
	$-	$-

At March 31, 2011, there were 9,292,158 warrants outstanding and exercisable associated with the 2004 debt. These warrants were valued at $302,569.

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

Conversion of Accrued Expenses.

On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025.30 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion. On May 3, 2011, BlastGard’s Board of Directors ratified, adopted and approved $100,000 in additional compensation to Michael J. Gordon as CEO, of which $50,000 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion and $50,000 issued in Common Stock at $.05 per share.

The 2011 convertible promissory notes consisted of the following at March 31, 2011 and December 31, 2010:

	(Unaudited)
	March 31. 2011	December 31, 2010
$160,000 convertible promissory note issued
February 3, 2011, due on August 31, 2011,
10% annual interest rate, net of unamortized
Discount of $110,497	$49,503	$-

$300,000 convertible promissory note issued
March 3, 2011, due on March 3, 2012,
10% interest, net of unamortized
discount of $110,820	189,180	-

$160,000 convertible promissory note issued
January 31, 2011, due on demand
0% annual interest rate, net of unamortized
Discount of $48,397	111,603	-

$160,000 convertible promissory note issued
January 31, 2011, due on demand
0% annual interest rate, net of unamortized
Discount of $53,655	106,345	-

$67,025 convertible promissory note issued
January 31, 2011, due on demand
0% annual interest rate, net of unamortized
Discount of $20,274	46,752	-
	503,383	-
Less: current maturities	(503,383)	-
	$-	$-

The Company issued 17,000,000 warrants with the convertible debt.  These warrants are exercisable at $0.03 for 8,000,000 and $0.08 for 9,000,000 and expire in 5 years.  The warrants were valued, using the Black-Scholes method, at approximately $1,000,000.  These warrants have created a derivative liability in the amount of $21,095.  This liability is included in accrued liabilities on the balance sheet.

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans.  Two of these loans are not transferable and all have been called by the lenders.  The revolving credit facilities consist of the following at March 31, 2011 and December 31, 2010:

	(Unaudited)
	March 31. 2011	December 31, 2010
$450,000 line of credit from Fifth Third Bank,
interest only at 6.2% annually, due on demand	$451,697	$-

$150,000 revolving credit card facility with Wells Fargo Bank,
interest only at 7.5% annually, due on demand	150,524	-

$50,000 revolving credit card facility with California Bank
& Trust (non-assumable), interest only at 5%, due
on demand	49,750	-
	651,971
Less: current maturities	(651,971)	-
	$-	$-

(3)	Subordinated Convertible Notes Payable

On June 22, 2006, the Company entered into agreements to borrow an aggregate principal amount of $1,200,000 and to issue to the investors’ subordinated, convertible promissory notes and common stock purchase warrants.  On January 25, 2011, the Company entered into an agreement to settle the outstanding debt, accrued interest and all outstanding warrants for $130,000.

The Company’s subordinated, convertible promissory notes payable consist of the following:

	(Unaudited)
	March 31, 2011	December 31, 2010
$600,000 subordinated, convertible promissory note	2010	2009
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $0 and $0, respectively	$-	$355,000
	-	355,000

Less: current maturities	-	(355,000)
	$-	$-

(4)	Shareholders’ Equity

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

Common stock issuances

On January 24, 2011, the Company sold 4,166,667 shares to an unrelated party for $125,000.

On January 25, 2011, the Company issued 866,667 shares of common stock in lieu of preferred shares authorized by the board in December, 2010 for the first $26,000 of investment by Phoenix Alliance, a related party.

On March 4, 2011, the Company issued 9,820,666 shares as part of the acquisition of HighCom Security, Inc. and subsidiaries.

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

On January 28, 2011, a total of 6,250,000 were granted to five individuals for services rendered.  The options vested immediately and the Company recognized $310,230 in compensation costs at the grant date.

There were no net cash proceeds from the exercise of stock options during the three months ended March 31, 2011.  At March 31, 2011 and December 31, 2010, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity as of and for the twelve months ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2010	2,850,000	$0.10	1.2 years	-
Granted	6,250,000	$0.03
Exercised	-	-
Forfeited/expired/cancelled	-

Options Outstanding – December 31, 2010	9,100,000	$0.05	3.6 years	$0
			-
Outstanding Exercisable – January 1, 2010	2,850,000	$0.10	1.2 years	$_
Outstanding Exercisable – March 31, 2011	9,100,000	$0.05	3.6 years	$0

The total grant date fair value of options vested during the three months ended March 31, 2011 $310,230.

(5)	Line of Credit

The Company borrowed approximately $95,311 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. Currently, $94,652 was owed pursuant to the line of credit (inclusive of interest at 5%) at March 31, 2011.

(6)	Income Taxes

The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, no income tax benefit or expanse has been presented.

(7)	Commitments and Contingencies

Office Lease

The Company entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida.  Rental payments under the lease were $300 per month on a month to month basis.  During February and March, 2011, the Company was also paying for office space in San Francisco, California at monthly rate of $xx.  Rent expense for three months ended March 31, 2011 and 2011 was approximately $49,500 and $1,000 respectively.  In February 2011, the Company entered into a six month lease agreement for approximately 11,200sf of office and warehouse space in Columbus, OH. In May 2011, the Company entered into a three month lease for approximately 300 sf of office space in Aurora, CO.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At March 31, 2011, the Company was in arrears on the final twelve monthly payments on the settlement.

(8)	Inventory

The Company’s manufacturing is sub-contracted to licensed and qualified production facilities.  Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.

	March31,	December 31,
	2011	2010
	(unaudited)
Raw materials	$280,895	$17,370
Work in process	-	-
Finished Goods	21,352	33,920

TOTAL	$302,247	$51,290

(9)	Acquisition of HighCom Security, Inc.

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

On March 4, 2011, the Company issued notes in the amount of $196,400 note and issued 9,820,666 shares of common stock as initial consideration for 98.2% of the outstanding stock of HighCom Security, Inc. and promised up to another $100,000 in cash and 35,000,000 shares of common stock based on a pro-rata basis if revenue reaches certain goals.  BlastGard management believes that the revenues goals are very achievable and have valued the contingent consideration at 68% of the market price at the time of the agreement.

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

Cash	$1,000
Accounts receivable	97,000
Contract performance bonds	51,000
Inventory	119,000

Fixed assets	148,000
Investments	121,000
Deposits	38,000
Customer lists	500,000
Website	80,000
Goodwill	3,075,000
-	-
Total assets	$4,230,000

Accounts payable	$1,265,000
Accrued expenses	403,000
Notes and loans payable	600,000
Acquisition debt	200,000
Contingent consideration	1,262,000
Stock given at closing	500,000

Total liabilities assumed and consideration given	$4,230,000

The unaudited amounts reported in the table above are based on various assumptions and management’s estimates and are subject to change upon audit.

Pro forma results of operations for the years ended December 31, 2010 and 2009 as though this acquisition had taken place at January 1, 2009 are as follows:

	Years ended December 31,
	2009	2010

Revenues	$3,886,692	$5,512,174

Net income(loss)	$(1,881,925)	$(944,653)

EPS	$(0.03)	$(0.01)

The pro forma results for the three months ended March 31, 2010 as though HighCom was acquired on January 1, 2010 are as follows:

Three months ended March 31, 2010
BlastGard	HighCom	Combined

25,555	2,463,720	2,489,275
23,797	1,887,489	1,911,286
1,758	576,231	577,989
-	-	-
122,303	897,647	1,019,950
100,712	34,249	134,961
-	1,942	1,942
(221,257)	(357,606)	(578,863)

The unaudited pro forma results disclosed in the tables above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on January 1, 2009 or 2010.

(10)	Subsequent events

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

Stock issued

Subsequent to March 31, 2011, 800,000 shares of common stock were issued in lieu of preferred shares for the remaining $24,000 in scheduled investment by Phoenix Alliance.  Also, 3,333,333 shares of common stock were issued in lieu of preferred shares for services as authorized by the board in December 2010.

On April 18, 2011, the Company issued 800,000 shares of common stock in lieu of preferred shares authorized by the board in December, 2010 for the $24,000 of additional investment by Phoenix Alliance, a related party.

On May 3, 2011, the Company issued 1,000,000 shares of common stock authorized by the board in May 2011 as additional compensation to Michael J. Gordon as CEO.

On May 10, 2011, the Company issued 3,333,333 shares of common stock in lieu of preferred shares authorized by the board in December, 2010 for services rendered in connection with performance of BlastGard’s due diligence investigation of HighCom by Phoenix Alliance, a related party.

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended December 31, 2010. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2011, have been included.

Summary.

BlastGard International, Inc. is in the business of providing protection for individuals and property.  We have developed and have been marketing BlastWrap products to protect people and property against explosive forces.  We have recently acquired a 98.2% new subsidiary (HighCom Security, Inc.) that provides a wide range of security and personal protective gear.  A description of each company can be found below and a description of our acquisition can be located under "Item 13" of our Form 10K for the fiscal year ended December 31, 2010. We believe that the products of the two companies have a certain synergy and that BlastGard International is poised to be a full service provider for defensive and protective product needs. The term "the Company" shall include BlastGard and HighCom unless the context indicates otherwise.

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

As discussed under "Background of HighCom" under "Item 1"of our Form 10K for the fiscal year ended December 31, 2010.  HighCom's sales revenues in 2008 were approximately $17 million. Revenues in 2009 suffered a large decrease largely attributable to a May 2009 fire in its Columbus, OH facility. This destructive fire caused significant disruption to HighCom operations which was forced to relocate to new premises to restart its manufacturing activities.  The combination of decreased spending in law enforcement and homeland security sectors experienced by the industry, the US financial crisis and the destructive effects of the factory fire, revenues decreased to $4 million.  In the second half of 2009, HighCom was able to reestablish its operations in OH and began to regain its market presence both with customers and vendors.  The result of which was the receipt of a $6 million contract award through an open bid process for the supply of hard armor plates and soft armor vests to United Nations Peacekeeping Forces.  This was the first UN contract won by HighCom as a prime contractor.  Shipments under this contract began in late 2009 with the majority of the contract revenues scheduled to be earned in 2010.  Reference is made to “Item 1” – Foreign Corrupt Practices Act of our Form 10K for the fiscal year ended December 31, 2010 for a discussion of material events that effected HighCom in fiscal 2010 and the first quarter of 2011.

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

Results of Operations

For the quarter ended March 31, 2011, we recognized sales of $20,241 and a gross profit of $(901). For the three months ended March 31, 2010, we recognized sales of $25,555 and a gross profit of $1,758.

Our general and administrative costs were $616,819 for the three months ended March 31, 2011 compared to $122,402 for the three months ended March 31, 2010. See “Recent Developments.”

Our net loss for the quarter ended March 31, 2011 was $(354,463) as compared to $(126,866) for the comparable period of the prior year. The decreases in net loss are due to a decrease in operating expenses.

Recent Financings

On November 30, 2010, the Company received $165,000 and the Company issued 5,500,000 shares of Common Stock for said investment. On January 24, 2011, BlastGard received an additional $125,000 and it issued 4,166,667 shares of Common Stock to the investor.  These funds were used for general working capital and to retire the subordinated convertible note referenced in "Note 3."

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

Each note bears an interest rate of 10% per annum, with a default interest rate of 15% per annum. Interest shall be payable quarterly in arrears on the last day of each calendar quarter commencing March 31, 2011, with a maturity date of August 31, 2011in the case of the February 2011 issued note and a maturity date of March 3, 2012 in the case of the March 2011 issued note. The individual note holder has the right, at its option, to convert the principal amount of each note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in each note, into fully paid and non-assessable shares of our common stock at a conversion price per share as described above, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. Each note is secured by all of the assets of BlastGard International, Inc, and its wholly-owned subsidiary, BlastGard Technologies, Inc., until the notes have been fully paid or fully converted into common stock. Also in connection with these transactions, we issued the note holder warrants to acquire up to 17 million shares of our common stock at prices ranging from $0.03 per share to $0.08 per share, subject to anti-dilution protection over the life of the warrants.  Of the 17 million shares purchasable upon exercise of the warrants, warrants to purchase 8 million common shares exercisable at $0.03 per share expire on February 3, 2016 and the remaining warrants to purchase 9 million common shares, exercisable at $0.08 per share terminate on March 7, 2016.

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

For a completed description of our completed and finished products of BlastGard, reference is made to Item 1 of our Form 10-K for the fiscal year ended December 31, 2010.

Various Product Lines Identified For HighCom® - We have Several Completed and Finished Products

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

•	Type III and IV body armor – provides protection against rifle rounds and are generally only used in tactical situations.

Our Security Products include the following:

▪	Ballistic helmets
▪	Body armor and hard armor plates
▪	Riot helmets and shields
▪	Mounted patrol, vehicular crew, and general duty helmets
▪	Uniforms, Apparel and Duty Gear
▪	Metal detectors: walk-through and handheld
▪	Explosive ordinance disposal equipment: bomb suits & gear, hook & line kits, detectors and search mirrors, under vehicle surveillance systems
▪	Range & training equipment: robots and targets
▪	Safety equipment: gas masks, respirators, chemical detectors, medical equipment & supplies
▪	X-Ray screening systems: luggage, parcel, freight and cargo scanners, mobile systems, transportation securities administration test objects
▪	Dry storage systems for ordnance and heavy equipment
▪	Outdoor equipment: gear, flashlights, GPS systems
▪	Vision and optics: binoculars, goggles, night vision equipment
▪	Communication systems
▪	Emergency lighting and warning systems

Manufactured products versus products supplied by third party vendors.

HighCom manufactures ballistic plates, ballistic shields and blankets. Hard armor plates are HighCom manufactured products which either carry our brand name or a private label. Our ballistic vests, ballistic helmets and EOD bomb suits and gear are currently manufactured and private labeled by third party vendors for us. Our soft arm vests are manufactured by one of two major suppliers and they either carry the supplier brand name or the HighCom brand name. Our UN soft armor vest is co-manufactured by us with a third party vendor. Our ballistic packs are also manufactured by one of two manufacturers. We distribute the following products made by other manufacturers: metal detectors, x-ray machines, EOD kits and detection devices, law enforcement gear, uniforms and other clothing, optics and communications.  In the future, we intend to manufacture PASGT (personal armored systems for ground troops) and ACH (advanced combat helmets) ballistic helmets as well as EOD suits.  For a complete description of the HighCom product line, reference is made to our Form 10-K for the fiscal year ended December 31, 2010.

Liquidity and Capital Resources.

At March 31, 2011, we had cash of $225,742, working capital deficit of $(2,261,332), an accumulated deficit of $(13,989,978) and shareholder equity of $(23,090).

For the three months ended March 31, 2011, net cash used by operating activities was $426,003 primarily due to our net loss of $(354,463), and the payment on our accounts payables and accruals. During the three months ended March 31, 2011, we used cash in investing activities for payment of deferred costs of $(5,637). During the three months ended March 31, 2011, we received cash in financing activities of $611,000 from the proceeds of new debt.  For the quarter ending March 31, 2010, net cash used in operating activities was $16,934 primarily due to our net loss of $(126,866), partially offset by stock based compensation and an increase in our accounts payables and accruals. During the quarter ended March 31, 2010, we used cash in investing activities for payment of deferred costs of $(19,274). During the three months ended March 31, 2010, we received cash in financing activities of $3,112 from net proceeds on our credit line.

At March 31, 2011, we had cash of $225,742. As of May 13, 2011, we had cash of approximately $20,000 and we owed approximately $2,800,000 in debt and payables, of which approximately $2,000,000 is associated with HighCom Security, Inc. and an additional $1,200,000 in earn-out liability if certain sales goals are achieved.

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

To date, we have relied on management’s ability to raise capital through equity private placement financings to fund our operations. We estimate that we will require between $3.0 million and $3.5 million in additional financing and cash flow from operations to support our operations and to meet our debt obligations as they become due and payable over the next 15 months of operations. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

Recent Developments - 2011 Debt

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

As stated above, the LOI contemplated several closing conditions and the closing in escrow with a possible of rescission if the State Department does not reinstate HighCom’s export license. On March 4, 2011, among other changes the LOI was amended as follows: 1) the LOI constitutes the definitive stock purchase agreement; 2) BlastGard issued 9,820,666 shares of its Common Stock and promissory notes totaling $196,400 to Robert Rimberg as trustee for an Irrevocable Trust FBO and Yochi Cohen and his wife, Yocheved Cohen–Charash (the "Trust") in exchange for 1,150 shares of the outstanding 1,171 shares of HighCom Common Stock, equivalent to 98.2% of the outstanding shares; 3) the parties agree to waive all closing conditions, escrow provisions and right of rescission; and 4) BGI agreed for a period of 30 days to offer to purchase Ron Peled 21 shares of HighCom from him or his transferee at a cost of 179,934 shares of BGI Common Stock and in exchange for promissory notes totaling $3,600, with terms identical to those received by the Trust plus 1.8% of the Earn-out provisions contained in the LOI.

BlastGard also agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue reaches certain goals.  BlastGard management believes that the revenues goals are very achievable and have valued the contingent consideration at 68% of the market price at the time of the agreement.

TangoPoint Group

As reported in our Form 10-K for the year ended December 31, 2010, we received $165,000 in the aggregate from the TangoPoint Group in the fourth quarter of 2010 and an additional $125,000 in January 2011. In exchange for this consideration, we issued our Common Stock at a purchase price of $.03 per share.

Other Recent Financings

Reference is made to our Form 10-K for our fiscal year ended December 31, 2010 for a description of other financings that accrued in December 2004 and June 2006.

HighCom Sales are under the direction of Phoenix Alliance Corporation

Phoenix Alliance Corporation (“Phoenix”), owned by one of our board members Andrew McKinnon, was engaged in April 2011 by BlastGard to operate as an independent contractor for all HighCom sales. Phoenix has set up a sales operation complete with CRM, telephone sales system and will cover all associated costs from daily operating expenses i.e. payroll costs, health costs, advertising and marketing costs, tradeshow costs, etc. BlastGard’s COO Michael Bundy provides initial training to all independent contractors, including an overview process for regulatory compliance. BlastGard has agreed to assist Phoenix with initial start-up costs of $7,500 per month for 3 months and an implementation fee of $5,000 for an additional 3 months.  At the completion of the first six months, Phoenix becomes entirely a performance based operation. The commission structure is based on sales generated and margins of HighCom’s product line.

Recently Issued Accounting Pronouncements

During the past two years, the Financial Accounting Standards Board (“FASB”) issued a number of new pronouncements, which are described in Note 1, “Recent Accounting Pronouncements” of the Notes to Financial Statements contained in our latest annual report on Form 10-K filed with the Security and Exchange commission on April 14, 2011. Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	From January 2011 to May 23, 2011, we had no sales or issuances of unregistered securities, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan 2011	Notes	$387,025 principal amount	Accounts payable totaling $87,025 owed to directors and legal counsel were converted into demand notes.	Section 4(2)	Notes payable on demand; convertible at $.05 per share

Jan 2011	Common stock (1)	866,667 shares	$26,000; no commissions paid	Section 4(2	Not applicable.

Jan 2011	Common stock	4,166,667 shares	$125,000; no commissions paid	Section 4(2) and/or Rule 506	Not applicable.

Jan 2011	Common stock purchase warrants	6,250,000 shares	Services rendered; no commissions paid	Section 4(2	Five-year warrants exercisable at $.05 per share

Feb 2011	Notes (2)	$160,000 in principal	$160,000; no commissions paid	Section 4(2)	Notes due August 31, 2011

March 2011	Notes (3)	$300,000 in principal	$300,000; no commission paid	Section 4(2)	Notes due March 3, 2012

April 2011	Common stock(1)	800,000 shares	$24,000; no commission paid	Section 4(2)	Not applicable

May 2011	Common stock (1)	3,333,333 shares	Services rendered; no commission paid	Section 4(2)	Not applicable

May 2011	Common stock	1,000,000 shares	Services rendered; no commission paid	Section 4(2)	Not applicable

Jan 2011	Notes	$50,000 principal amount	Accounts payable totaling $50,000 owed to a director.	Section 4(2)	Notes payable on demand; convertible at $.05 per share

(1)        In December 2010, the board approved an exchange for $50,000 and services rendered the issuance of preferred stock convertible into 5,000,000 shares to an entity affiliated with Andrew McKinnon, a director. Subsequently, as the payment was received by BlastGard and the services were performed by the affiliated entity, the Company issued the underlying common shares in lieu of the Preferred Stock with the consent of the affiliated entity.

(2)        These notes were issued together with Common Stock Purchase Warrants to purchase 8,000,000 shares of Common Stock at an exercise price of $.03 per share through February 3, 2016.  The notes are convertible at $.03 per share.

(3)        The notes were issued together with Common Stock Purchase Warrants to purchase 9,000,000 shares of Common Stock at an exercise price of $.08 per share through March 7, 2016. The notes are convertible at $.05 per share.

(b)           Rule 463 of the Securities Act is not applicable to the Company.

(c)           In the three months ended March 31, 2011, there were no repurchases by the Company of its Common Stock.

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

BLASTGARD INTERNATIONAL, INC.

Dated: May 23, 2011	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer