Form 10-Q/A
period 2011-03-31
BLASTGARD INTERNATIONAL INC
filed 2011-05-27
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

This amendment #1 to our Form 10-Q/A for the period ended March 31, 2011, originally filed with the Security and Exchange Commission on May 23, 2011, corrects a mathematical error on the balance sheet and amends several numbers in the financial statements for a rounding error.

March 31, 2011	As originally filed	As amended	Diff

Consolidated Balance sheet changes
Total Liabilities	3,996,446	4,143,574	147,128
Total Liabilities and Stockholders' Equity	3,973,358	4,120,484	147,126

Rounding errors
Consolidated Balance sheet
Notes receivable from stockholder	743,494	743,495	1
Additional paid-in-capital	13,932,437	13,932,436	(1)
Consolidated Statement of Changes in Stockholders' Equity
Options issued for compensation	310,232	310,231	(1)
Consolidated Statement of Cash Flows
Payment of deferred costs	(6,361)	(6,360)	1

BLASTGARD INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$225,742	$46,382
Accounts receivable	21,373	342
Inventory	302,248	51,290
Deposits and other current assets	87,747	-
Prepaid expenses	5,847	-
Total current assets	642,957	98,014

Property & equipment, net of accumulated
depreciation	143,982	64

Notes receivable from Shareholder	743,495	-
Intangible property, net of accumulated
amortization	571,639	24,344
Deferred patent costs	209,896	203,535
Goodwill	1,808,215	-
Deposits	300	300
Total Assets	$4,120,484	$326,257

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,384,224	$249,087
Accrued expenses	364,565	385,094
Current portion notes payable	1,155,501	729,652
Loans and notes payable, related parties	-	14,421
Total current liabilities	2,904,290	1,378,254

Contingent liability	1,239,284	-
Notes payable, net of current portion	-	-
Total liabilities	4,143,574	1,378,254

Stockholders' Equity
Preferred Stock:
Preferred Stock, 1,000,000 shares authorized;
$100 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized; 70,940,142 and 50,586,142 shares
issued and outstanding, respectively	70,940	56,086
Additional paid-in capital	13,932,436	12,560,249
Minority interest	(36,488)	-
Accumulated deficit	(13,989,978)	(13,668,332)
Total stockholders' deficit	(23,090)	(1,051,997)

Total Liabilities and Stockholders' Equity	$4,120,484	$326,257

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

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE THREE MONTHS ENDED MARCH 31, 2011

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	shares	Par	Capital	Interest	Deficit	Deficit

Balance at December 31, 2009	50,086,142	50,086	12,351,249	-	(13,204,719)	(803,384)

Board member compensation	500,000	500	49,500			50,000
Sale of stock	5,500,000	5,500	159,500			165,000
Net loss					(463,613)	(463,613)

Balance at December 31, 2010	56,086,142	56,086	12,560,249	-	(13,668,332)	(1,051,997)

Sale of stock	5,033,334	5,033	145,967			151,000
Stock issued for acquisition of HighCom Security	9,820,666	9,821	481,179			491,000
Options issued for compensation			310,231			310,231
Record discount on new loans			434,810			434,810
Reclassify minority interest				(32,817)	32,817	-
Net loss				(3,671)	(354,463)	(358,134)

Balance at March 31, 2011	70,940,142	$70,940	13,932,436	(36,488)	(13,989,978)	$(23,090)

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$(354,463)	$(126,866)
Adjustment to reconcile Net Income to net
cash provided by operations:
Minority interest loss	(3,670)
Depreciation and amortization	43,762	571
Issuance of equity for services	-	50,000
Changes in assets and liabilities:
Accounts receivable	75,995	(9,558)
Inventory	(31,725)	142
Other operating assets	-	(398)
Accounts payable and accruals	(141,480)	111,342
Related party loans	(14,421)	(8,299)
	-	-
Net Cash (Used) Provided by Operating Activities	(426,003)	16,934

Cash Flows from Investing Activities:
Purchase of property and equipment	(111)	-
Payment of deferred costs	(6,361)	(19,274)
Cash purchased	834	-
Net Cash (Used) by Operating Activities	(5,637)	(19,274)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	151,000	-
Proceeds from issuance of note payable	460,000	-
Net proceeds from line of credit	-	3,112
Net Cash (Used) Provided by Operating Activities	611,000	3,112

Net increase/decrease in Cash	179,360	772

Cash at beginning of period	46,382	1,739

Cash at end of period	$225,742	$2,511

Supplemental cash flow information:
Interest paid	$-	$2,171
Taxes paid	$-	$-

On March 4, 2011, the Company issued 9,820,666 shares of common stock, $196,400 in notes and $1,262,000 contingent liabilities in exchange for the stock of HighCom Security, Inc. valued as follows:

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q/A and in our Form 10-K for the fiscal year ended December 31, 2010. Except for the historical information contained herein, the discussion in this Form 10-Q/A contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q/A should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.

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

BLASTGARD INTERNATIONAL, INC.

Dated: May 27, 2011	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer