Form 10-Q
period 2011-06-30
BLASTGARD INTERNATIONAL INC
filed 2011-08-15
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
(March One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
OR

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 5, 2011 the issuer had 84,386,036 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BLASTGARD INTERNATIONAL, INC.
CONDENSED BALANCE SHEET

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$202,875	$46,382
Accounts receivable	3,136	342
Inventory	300,686	51,290
Deposits and other current assets	94,482	-
Net related party loans receivable	671,045	-
Total current assets	1,272,224	98,014

Property & equipment, net of accumulated
depreciation of ($236,533) and ($75,700), respectively	137,778	64
Intangible property, net of accumulated
amortization of ($87,078) and ($4,642), respectively	576,908	24,344
Deferred patent costs	209,896	203,535
Investments	112,832	-
Goodwill	2,323,010	-
Deposits	793	300
Total Assets	$4,633,441	$326,257

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,468,677	$249,087
Accrued expenses	298,542	385,094
Current portion notes payable	962,357	729,652
Loans and notes payable, related parties	-	14,421
Total current liabilities	2,729,576	1,378,254

Contingent liability	1,239,384	-
Derivative liability	1,743,109	-
Total liabilities	5,712,069	1,378,254

Stockholders' Equity
Preferred Stock:
Preferred Stock, 1,000,000 shares authorized;
$100 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized; 83,886,036 and 50,586,142 shares
issued and outstanding, respectively	83,886	56,086
Additional paid-in capital	14,375,582	12,560,249
Minority interest	(44,888)	-
Accumulated deficit	(15,493,208)	(13,668,332)
Total stockholders' deficit	(1,078,628)	(1,051,997)

Total Liabilities and Stockholders' Equity	$4,633,441	$326,257

The accompanying notes are an integral part of these financial statements.

BLASTGARD INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$3,052	$18,828	$23,293	$44,383
Direct costs	991	10,622	22131	34,419

Gross Profit	2,061	8,206	1,162	9,964

Operating expenses:
General and administrative	204,410	81,750	777,471	203,482
Research and Development	1,191	888	1,191	888
Amortization and depreciation	93,929	538	137,691	1,109
Total operating expenses	299,530	83,176	916,353	205,479

Operating loss	(297,469)	(74,970)	(915,191)	(195,515)

Non-operating activity
Other income (expense)	37,718	742	2,287	7,089
Gains (losses) on settlement of debt	-	-	248,754	-
Gain (loss) on derivative liability	(66,203)		(240,344)	-
Gain (loss) on settlement of assets	(70,621)		(70,621)
Interest expenses	(772,585)	(18,639)	(894,649)	(31,307)
Interest income	1		1
Total other income (expense)	(871,690)	(17,897)	(954,572)	(24,218)

Loss before income taxes	(1,169,159)	(92,867)	(1,869,763)	(219,733)

Minority interest loss	(6,014)	-	(9,581)	-
Provision for income taxes	-	-	-	-

Net loss	$(1,163,145)	$(92,867)	$(1,860,182)	$(219,733)

Earnings (loss) per share:
Basic and dilutive	$(0.02)	$(0.00) (0.00)	$(0.03)	$(0.00)

Weighted average shares outstanding
Basic and dilutive	76,448,911	50,586,112	69,525,071	50,475,031

The accompanying notes are an integral part of these financial statements.

BLASTGARD INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE SIX MONTHS ENDED JUNE 30, 2011

	Common
	shares	Par	Additional Paid in Capital	Minority Interest	Accumulated Deficit	Stock-Holders' Deficit

Balance at December 31, 2009	50,086,142	50,086	12,351,249	—	(13,204,719)	(803,384)

Board member compensation	500,000	500	49,500			50,000
Sale of stock	5,500,000	5,500	159,500			165,000
Net loss					(463,613)	(463,613)

Balance at December 31, 2010	56,086,142	56,086	12,560,249	—	(13,668,332)	(1,051,997)

Sale of stock	9,166,667	9,167	265,833			275,000
Stock issued for acquisition of
HighCom Security	9,820,666	9,821	481,179			491,000
Stock issued for conversion of debt	7,812,561	7,813	226,564			234,377
Stock issued for compensation	1,000,000	1,000	49,000			50,000
Options issued for compensation			327,945			327,945
Record discount on new loans			464,810			464,810
Reclassify minority interest				(35,307)	35,307	—
Net loss				(9,581)	(1,860,182)	(1,869,763)

Balance at June 30, 2011	83,886,036	$83,886	14,375,581	(44,888)	(15,493,207)	$(1,078,628)

The accompanying notes are an integral part of these financial statements.

BLASTGARD INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$(1,860,182)	$(219,733)
Adjustment to reconcile Net Income to net
cash provided by operations:
Minority interest loss	(9,681)
Depreciation and amortization	137,691
Amortization of debt discount	845,945
Other stock comp	377,944
Gain on sattlement of debt	(248,754)
Loss on disposal of equipment	70,621
Loss on derivative	240,344
Changes in assets and liabilities:
Accounts receivable	114,116	-
Note receivable	(46,351)
Inventory	(30,163)	824
Other operating assets	(6,738)	1,773
Accounts payable and accruals	(230,669)	199,686
Related party loans	-	(8,775)
Other liabilities	-	-
Net Cash (Used) Provided by Operating Activities	(645,877)	(26,225)

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,686)	-
Payment of deferred costs	(61,361)	(26,594)
Proceeds from sales of assets and intangibles	12,355
Cash purchased	843	-
Net Cash (Used) by Operating Activities	(53,849)	(26,594)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	275,000	-
Proceeds from issuance of note payable	760,000	-
Net proceeds from line of credit	-	572
Repayments of notes payable	(178,781)	-
Net Cash (Used) Provided by Operating Activities	856,219	572

Net increase/decrease in Cash	156,493	(52,247)

Cash at beginning of period	46,382	1,739

Cash at end of period	$202,875	$(50,508)

The accompanying notes are an integral part of these financial statements.

Supplemental cash flow information:
Interest paid	$56,177	$6,974
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock in exchange of debt	$203,609	$-
Issuance of common stock in exchange for payables	$769,829	$-
Issuance of common stock for compensation	$50,000	$-

On March 4, 2011, the Company issued 9,820,666 shares of common stock, $196,400 in notes and $1,262,000 contingent liabilities in exchange for the stock of HighCom Security, Inc. valued as follows:

Cash	$834
Accounts receivable	116,910
Performance bond	50,500
Inventory	119,233
Investments	121,287
Property and equipment - net	206,159
Related party loans	224,696
Other assets	37,738
Accounts payable and accrued expenses	(1,668,695)
Customer deposits	(19,884)
Long term debt	(665,607)
Deficit equity acquired	1,476,829
	-

BLASTGARD INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)           Operations and Basis of Presentation

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

The Company went public through a shell merger on January 31, 2004.  On March 31, 2004, the Company changed its name to BlastGard International, Inc.  On March 4, 2011, the Company completed the acquisition of HighCom Securities, Inc and subsidiaries.  The income of HighCom and subsidiaries is included from January 25, 2011, the date of the binding letter of intent.  These financial statements include the assets, liabilities and activity of the following:

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

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s latest Form 10-K.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at June 30, 2011 and the result of operations and cash flows for the three and six months ended June 30, 2011 and 2010 have been made.  Operating results for the six months ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at June 30, 2011 and

December 31, 2010:

	(Unaudited)
	30-Jun-11	December 31, 2010
$500,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	$-	$150,166

$93,096 convertible promissory note (1/4 of
previous outstanding notes) issued December
2, 2004, due November 30, 2009, 8% interest
Net of unamortized discount of $0	108,338	93,096

$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	17,325	17,325

$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	-	15,241

$10,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
Discount of $0	-	3,464
	125,663	279,292
Less: current maturities	(125,663)	(279,292)
	$-	$-

At June 30, 2011, all warrants associated with the above debt had expired.

New Financing

Alpha Capital Aktiengesellschaft (“Alpha”), a holder of 2004 Debt, loaned the Company $160,000 on February 2011, $300,000 in March 2011 and an additional $300,000 in June 2011 pursuant to secured notes convertible at the lesser of the applicable conversion price or eighty percent of the conversion price of any convertible note issued by the Company to anyone prior to or on the one year anniversary of the Issue Date of the Note, subject to adjustment as described therein. The February 2011 notes had a conversion price of $.03 per share and the March 2011 notes had a conversion price of $.05 per share. The Notes are accompanied by the issuance of five year warrants to purchase 8,000,000 shares at an exercise price of $0.03 per share, five year warrants to purchase 9,000,000 shares at an exercise price of $0.08 per share and five year warrants to purchase 12,333,335 shares at an exercise price of $0.06 per share, respectively.

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

The 2011 convertible promissory notes consisted of the following at June 30, 2011 and December 31, 2010:

	(Unaudited)
	June 30, 2011	December 31, 2010
$160,000 convertible promissory note issued
February 3, 2011, due on August 3, 2011,
10% annual interest rate, net of unamortized
Discount of $30,055	$79,945	$-

$300,000 convertible promissory note issued
March 3, 2011, due on March 3, 2012,
10% interest, net of unamortized
discount of $80,984	219,016	-

$300,000 convertible promissory note issued
June 16, 2011, due on June 17, 2012,
10% annual interest rate, net of unamortized
Discount of $28,934	271,066	-

$210,000 convertible promissory note issued
January 31, 2011, due on September 30, 2011,
10% annual interest rate, net of unamortized
Discount of $24,331	185,669	-

$160,000 convertible promissory note issued
January 31, 2011, due on 1/31/2012,
10% annual interest rate, net of unamortized
Discount of $37,699	122,301	-

$67,025 convertible promissory note issued
January 31, 2011, due on September 30, 2011,
10% annual interest rate, net of unamortized
Discount of $10,192	56,833	-
	934,830	-
Less: current maturities	(934,830)	-
	$-	$-

The Company issued 29,333,335 warrants with the convertible debt, above.  These warrants are exercisable at $0.03 for 8,000,000, $0.08 for 9,000,000 and $0.06 for 12,333,335 and expire in 5 years.  The warrants are valued, using the Black-Scholes method, at approximately $1,926,812.  These warrants have created a derivative liability in the amount of $1,734,109.  This liability is included in other assets on the balance sheet.

The Company has a line of credit with a local bank.  The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans.  Two of these loans are not transferable and all have been called by the lenders.  The revolving credit facilities consist of the following at June 30, 2011 and December 31, 2010:

	(Unaudited)
	June 30, 2011	December 31, 2010

$100,000 line of credit from Regions Bank,		-
interest only at 8% annually, due on demand	$92,950	$95,380

$450,000 line of credit from Fifth Third Bank,
interest only at x% annually, due on demand	434,011	-

$150,000 revolving credit card facility with Wells Fargo Bank,
interest only at x% annually, due on demand	148,376	-

$50,000 revolving credit card facility with California Bank
& Trust (non-assumable), interest only, due
on demand	49,750	-

Three credit card accounts with major finanical institutions varying monthly minimum payments including interest
due on demand	76,819	-
	801,906	95,380
Less: current maturities	(801,906)	(95,380)
	$-	$-

Acquisition note

The Company issued a note in the amount of $196,400 as part of the acquisition of HighCom Security, Inc. to the former majority shareholder.  As of June 30, 2011, the Company has stopped making payments on this note and has applied the unpaid balance of $156,400 against receivables due from the former shareholder that were also acquired in the purchase transaction.

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

The Company’s subordinated, convertible promissory notes payable consist of the following:

	(Unaudited)
	June 30, 2011	December 31, 2010
$600,000 subordinated, convertible promissory note
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $0 and $0, respectively	$-	$355,000
	-	355,000

Less: current maturities	-	(355,000)
	$-	$-

(4)	Shareholders’ Equity

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

On May 3, 2011, the Company issued 1,000,000 shares of common stock authorized by the board in May 2011 as additional compensation in the amount of $50,000 to Michael J. Gordon as CEO.

On May 10, 2011, the Company issued 3,333,333 shares of common stock in lieu of preferred shares authorized by the board in December, 2010 for services rendered in connection with performance of BlastGard’s due diligence investigation of HighCom by Phoenix Alliance, a related party.  This transaction was valued at $100,000.

On June 1, 2011, the Company issued 2,889,617 shares of common stock for the conversion of $86,689 in debt and accrued interest.

On June 3, 2011, the Company issued 4,782,915 shares of common stock for the conversion of $143,487.45 in debt and accrued interest.

On June 16, 2011, the Company issued 140,029 shares of common stock for the conversion of $4,200.88 in debt and accrued interest.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees.

Options are granted at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant. During the years ended December 31, 2010 and 2009 no options are granted and 766,667 options expired when sales goals are not met and 570,000 other options expired un-exercised.

On January 28, 2011, a total of 6,250,000 options are granted to five individuals for services rendered.  The options vested immediately and the Company recognized $310,230 in compensation costs at the grant date.

On May 5, 2011, a total of 300,000 options are granted to an employee for services rendered.  The options vested immediately and the Company recognized $17,714 in compensation costs at the grant date.

There are no net cash proceeds from the exercise of stock options during the six months ended June 30, 2011.  At June 30, 2011 and December 31, 2010, there is no unrecognized compensation cost related to share-based payments which is expected to be recognized in the future.

The following table represents stock option activity for six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2011	2,850,000	$0.10	1.2 years		—
Granted	6,550,000	$0.03
Exercised	(80,000-)	—
Forfeited/expired/cancelled	—

Options Outstanding – December 31, 2010	9,320,000	$0.05	3.3 years		$321,500

Outstanding Exercisable – January 1, 2011	2,850,000	$0.10	1.2 years	$
Outstanding Exercisable – June 30, 2011	9,320,000	$0.05	3.3 years		$321,500

The total grant date fair value of options vested during the three months ended June 30, 2011 is $327,944.

(5)         Line of Credit

The Company borrowed approximately $92,950 against its $100,000 credit line, which is secured by a personal guarantee of its Chief Financial Officer. Currently, $92,950 is owed pursuant to the line of credit (inclusive of interest at 5%) at June 30, 2011.

(6)         Income Taxes

The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which is fully allowed for; therefore, no income tax benefit or expanse has been presented.

(7)         Commitments and Contingencies

Acquisition of HighCom Security

The Company has recorded a contingent liability in association with the purchase of HighCom Security. The Company is liable for certain payments of additional cash and stock to the seller on a pro data basis bassed on sale projections. At the time of the purchase, management believed the Company could achieve 68% of the stated goals and recorded the estimated future liability at 68% of the total possible under the terms of the sale agreement. As of June 30, 2011, management has no information to change this estimate.

Office Lease

The Company entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida.  Rental payments under the lease are $300 per month on a month to month basis. A 2nd office space in Clearwater, FL at $285.00 per month is added in May 2011. From February through April 2011, the Company is also paying for office space in San Francisco, California at monthly rate of $15,000. The San Francisco office is closed at the end of April 2011. In February 2011, the Company entered into a six month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH. In May 2011, the Company entered into a three month lease for approximately 300 square feet of office space in Aurora, CO. Rent expense for three and six months ended June 30, 2011 and 2010 is approximately $26,070 and $1,800 respectively.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment is paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty is not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At June 30, 2011, the Company is in arrears on the final twelve monthly payments on the settlement.

Future Financing Contingencies

The Company is seeking financing. Our Agreements with the current Note holder states that in the event of default, change in control, change is a majority of directors and in the most recent Note investment of $300,000 a change in CEO would trigger a mandatory redemption of the Notes at 120% of the balance of the Notes and a buy out of their Warrants based upon a valuation of the Warrants as provided in the Agreement, which could be substantial.

(8)         Inventory

The Company’s manufacturing is sub-contracted to licensed and qualified production facilities.  Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.

	June 30,	December 31,
	2011	2010
	(unaudited)
Raw materials	$251,393	$17,370
Work in process	-	-
Finished Goods	49,293	33,920

TOTAL	$300,686	$51,290

(9)          Intangibles

The Company has capitalized certain costs associated with patents, trademarks, purchased customer lists and website and product designs.  The costs are amortized on a straight-line basis over the expected life of the intangible normally between 3 and 15 years.  The intangible assets consist of the following:

	June 30, 2011	December 31, 2010
:
Customer list	$500,000	$-
Product designs	55,000	-
Websites	80,000	-
Patents	28,651	28,651
Trademarks	335	335
	663,986	28,689
Accumulated amortization	87,078	4,642
	$576,908	$24,344

Future amortization:
2011	$99,466
2012	198,932
2013	198,932
2014	21,711
2015 and thereafter	57,866
	$576,908

 (10)       Acquisition of HighCom Security, Inc.

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

The Company filed HighCom’s audited financials for the years ended December 31, 2010 and December 31, 2009 via a Form 8K on May 20, 2011.  BlastGard International, Inc. accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning after December 15, 2008 (formerly SFAS No. 141R, Business Combinations).  As such, the recorded assets and liabilities acquired have been recorded at fair value and any difference in the net asset values and the consideration given has been recorded as a gain on acquisition or as goodwill. The audited values as of the date of agreement are as follows:

Cash	$834
Accounts receivable	116,910
Contract performance bonds	50,500
Inventory	219,233
Related party loans	574,810.
Fixed assets	206,159
Investments	121,287
Deposits	37,738
Customer lists	500,000
Website	80,000
Goodwill	2,323,010
Total assets	$4,230,481

Accounts payable	$1,265,693
Accrued expenses	403,000
Notes and loans payable	665,607
Acquisition debt	196,400
Contingent consideration	1,262,000
Stock given at closing	491,000
Total liabilities assumed and consideration given	$4,230,481

Pro forma results of operations for the years ended December 31, 2010 and 2009 as though this acquisition had taken place at January 1, 2009 are as follows:

	Years ended December 31,
	2009	2010

Revenues	$3,886,692	$5,512,174

Net income(loss)	$(1,881,925)	$(944,653)

EPS	$(0.03)	$(0.01)

The pro forma results for the three and six months ended June 30, 2010 as though HighCom was acquired on January 1, 2010 are as follows:

	Three months ended June 30, 2010	Six months ended June 30, 2010

Revenues	2,436,237	4,925,513
Operating expenses	475,829	1,495,779
Net income (loss)	213,103	(365,760)

The unaudited pro forma results disclosed in the tables above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on January 1, 2009 or 2010.

(11)        Related Party Transactions

Phoenix Alliance Corporation (“Phoenix”), owned by one of our board members Andrew McKinnon, was engaged in April 2011 by BlastGard to operate as an independent contractor for all HighCom sales. Phoenix has set up a sales operation complete with telephone sales system and will cover all associated costs from daily operating expenses i.e. payroll costs, health costs, advertising and marketing costs, tradeshow costs etc. BlastGard’s COO Michael Bundy provided initial training to all independent contractors, including an overview process for regulatory compliance. BlastGard has agreed to assist Phoenix with initial start-up costs of $7,500 per month for 3 months and an implementation fee of $5,000 for an additional 3 months.  At the completion of the first six months, Phoenix becomes entirely a performance based operation. The commission structure is based on sales generated and margins of HighCom’s product line. No commissions were paid or accrued for the three and six months ended June 30, 2011.

On July 16,2011, James F. Gordon was notified in writing that his At-Will month to month employment would be terminated but that Mr. Gordon could continue as an unpaid consultant entitled to a 10% commission for any MTR sales he generates on behalf of BlastGard.

(12)        Subsequent Events

On July 29, 2011, the shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock to 500,000,000

On August 3, 2011, the Company issued a total 500,000 shares of common stock to three individuals for settlement of the acquisition of the Acer defense product designs.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and six months ended June 30, 2011, have been included.

Summary.

BlastGard International, Inc. is in the business of providing protection for individuals and property.  We have developed and have been marketing BlastWrap products to protect people and property against explosive forces.  We have recently acquired a 98.2% new subsidiary (HighCom Security, Inc.) that provides a wide range of security and personal protective gear.  A description of each company can be found below and a description of our acquisition can be located under "Item 13" of our Form 10K for the fiscal year ended December 31, 2010. We believe that the products of the two companies have a certain synergy and that BlastGard International is poised to be a full service provider for defensive and protective product needs. The term "the Company" shall include BlastGard, HighCom and their subsidiaries unless the context indicates otherwise.

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

As discussed under "Background of HighCom" under "Item 1"of our Form 10K for the fiscal year ended December 31, 2010.  HighCom's sales revenues in 2008 are approximately $17 million. Revenues in 2009 suffered a large decrease largely attributable to a May 2009 fire in its Columbus, OH facility. This destructive fire caused significant disruption to HighCom operations which is forced to relocate to new premises to restart its manufacturing activities.  The combination of decreased spending in law enforcement and homeland security sectors experienced by the industry, the US financial crisis and the destructive effects of the factory fire, revenues decreased to $4 million.  In the second half of 2009, HighCom is able to reestablish its operations in OH and began to regain its market presence both with customers and vendors.  The result of which is the receipt of a $6 million contract award through an open bid process for the supply of hard armor plates and soft armor vests to United Nations Peacekeeping Forces.  This is the first UN contract won by HighCom as a prime contractor.  Shipments under this contract began in late 2009 with the majority of the contract revenues scheduled to be earned in 2010.  Reference is made to “Item 1” – Foreign Corrupt Practices Act of our Form 10K for the fiscal year ended December 31, 2010 for a discussion of material events that effected HighCom in fiscal 2010 and the first and second quarters of 2011.

In March 2011, BlastGard’s management team officially assumed operational control of HighCom.  Since this time we have accomplished a number of key compliance tasks and finalized manufacturing agreements with several key partners.  As stated in the paragraph above, BlastGard has received official communication from the U.S. State Department that HighCom’s export authority has been reinstated. In addition to this, BlastGard has completed registration through both the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security ("BSI"). The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits.  BlastGard management has been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review and HighCom has been recommended for continuing ISO certification. On June 29, 2011, HighCom’s relationship with the United Nations is reestablished and one of the previously canceled contracts for $38,000 is reinstated.  BlastGard has also made significant personnel changes within HighCom and restructuring of operating locations and costs. BlastGard is able to achieve a significant reduction in HighCom’s operating expenses in the second quarter of 2011.

Since the completion of our acquisition of HighCom, the Company has focused its employee time and capital resources primarily on the development of the business of HighCom. We expect future results of operations to show the benefits of these changes.  Our results of operations for the six months ended June 30, 2011 include revenues and expenses of HighCom Securities after January 25, 2011.

Results of Operations

For the three months ended June 30, 2011 and 2010, we recognized sales of $3,052 and $18,828 and a gross profit of $2,061and $8,206, respectively.  Our operating expenses were $299,530 and $83,176 and our other income (expense) were $(871,690) and $(17,897), respectively.  Our net loss for the three months ended June 30, 2011and 2010 was $(1,169,159) as compared to $(92,867), respectively. The increase in net loss is due to the amortization of debt discounts on the new notes issued during the year and an increase in operating expenses related to the acquisition of HighCom Security, Inc.   See “Recent Developments.”

For the six months ended June 30, 2011 and 2010, we recognized sales of $23,293 and $44,383 and a gross profit of $1,162and $9,964, respectively.  Our operating expenses were $916,353 and $205,479 and our other income (expense) were $(954,572) and $(24,218), respectively.  Our net loss for the six months ended June 30, 2011and 2010 was $(1,860,182) as compared to $(219,733), respectively. The increase in net loss is due to the amortization of debt discounts on the new notes issued during the year and an increase in operating expenses related to the acquisition of HighCom Security, Inc.  See “Recent Developments.”

After we assumed operational control of HighCom Security, Inc. we spent two months re-acquiring the export license and updating our ISO and other certifications.  We also analyzed the product catalog and reestablished our relationship with HighCom vendors and customers.  We used to the down time to move and redesign our assembly facility to improve efficiency and train our new sales force.  As of June 30, 2011, we are poised to start operations in earnest.  We believe that the product lines of Blastgard and HighCom have a synergy and will be accepted in the marketplace.

Recent Financings

On November 30, 2010, the Company received $165,000 and the Company issued 5,500,000 shares of Common Stock for said investment. On January 24, 2011, BlastGard received an additional $125,000 and it issued 4,166,667 shares of Common Stock to the investor.  These funds are used for general working capital and to retire the subordinated convertible note referenced in "Note 3."

Alpha Capital Aktiengesellschaft, a holder of 2004 Debt, loaned us $160,000 in February 2011, $300,000 in March 2011 and an additional $300,000 in June 2011 pursuant to secured notes convertible at the lesser of the applicable conversion price or eighty percent of the conversion price of any convertible note issued by the Company to anyone prior to or on the one year anniversary of the Issue Date of the Note, subject to adjustment as described therein. The February 2011 notes had a conversion price of $.03 per share, the March 2011 notes had a conversion price of $.05 per share and the June notes had a conversion price of $.03.

The notes bear an interest rate of 10% per annum, with a default interest rate of 15% per annum. Alpha also has the right, at their option, to convert the principal amount of the note, together with all accrued interest into fully paid and non-assessable shares of our common stock at a conversion price per share of (i) $0.03, or (ii) eighty percent of the conversion price of any convertible note issued by the Company to anyone prior to or on the one year anniversary of the Issue Date of the Note.

        The documents for the June note also reduced the conversion price on the March 2011 Note from $.05 to $.03 per share.

Also in connection with these transactions, we issued the note holder warrants to acquire up to 29.3 million shares of our common stock at prices ranging from $0.03 per share to $0.08 per share, subject to anti-dilution protection over the life of the warrants.  Of the 29.3 million shares purchasable upon exercise of the warrants, warrants to purchase 8 million common shares exercisable at $0.03 per share expire on February 3, 2016, warrants to purchase 9 million common shares, exercisable at $0.08 per share terminate on March 7, 2016 and warrants to purchase 12,3 million common shares, exercisable at $0.06 per share terminate on June 15, 2016.

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

Body armor is classified by the NIJ according to the level of protection it provides from various threats.  The classifications are as follows:

•	Type IIA body armor-minimal protection against smaller caliber handgun threats.
•	Type II body armor – provides protection against many handgun threats, including many common smaller caliber pistols with standard pressure ammunition, and against many revolvers.
•	Type IIIA body armor-provides a higher level of protection and will generally protect against most pistol calibers including many law enforcement ammunitions, and against many higher poared revolvers.
•	Type III and IV body armor – provides protection against rifle rounds and are generally only used in tactical situations.

Our Security Products include the following:

▪	Ballistic helmets
▪	Body armor and hard armor plates
▪	Riot helmets and shields
▪	Mounted patrol, vehicular crew, and general duty helmets
▪	Uniforms, Apparel and Duty Gear
▪	Metal detectors: walk-through and handheld
▪	Explosive ordinance disposal equipment: bomb suits & gear, hook & line kits, detectors and search mirrors, under vehicle surveillance systems
▪	Range & training equipment: robots and targets
▪	Safety equipment: gas masks, respirators, chemical detectors, medical equipment & supplies
▪	X-Ray screening systems: luggage, parcel, freight and cargo scanners, mobile systems, transportation securities administration test objects
▪	Dry storage systems for ordnance and heavy equipment
▪	Outdoor equipment: gear, flashlights, GPS systems
▪	Vision and optics: binoculars, goggles, night vision equipment
▪	Communication systems
▪	Emergency lighting and warning systems

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

Liquidity and Capital Resources.

At June 30, 2011, we had cash of $202,875, working capital of $(1,475,352), an accumulated deficit of $(15,493,208) and shareholder deficit of $(1,078,628).

For the six months ended June 30, 2011, net cash used by operating activities is $(792,123) primarily due to our net loss of $(1,860,182), offset by stock based compensation, amortization and an increase in our accounts payables and accruals. During the six months ended June 30, 2011, we used cash in investing activities for payment of deferred costs and property of $(53,849) and we received cash from financing activities of $856,219 from stock sales and notes.

For the six months ending June 30, 2010, net cash used in operating activities is $24,884 primarily due to our net loss of $(219,733), partially offset by stock based compensation and an increase in our accounts payables and accruals. During the six months ended June 30, 2010, we used cash in investing activities for payment of deferred costs of $(26,594).

At June 30, 2011, we had cash of $202,875. As of August 12, 2011, we had cash of approximately $140,000 and we owed approximately $1,282,688 in principal (without discounts) and approximately $1,800,000 in payables and accruals.

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

        The Company is seeking financing. Our Agreements with the current Note holder states that in the event of default, change in control, change in a majority of directors and in the most recent Note investment of  $300,000 a change in CEO would trigger a mandatory redemption of the Notes at 120% of the balance of the Notes and a buy out of their Warrants based upon a valuation of the Warrants as provided in the Agreement, which could be substantial.

Recent Developments - 2011 Debt

Alpha Capital Aktiengesellschaft, a holder of 2004 Debt, loaned us $160,000 in February 2011 and an additional $300,000 in March 2011 pursuant to secured notes convertible at the lesser of the applicable conversion price or eighty percent of the conversion price of any convertible note issued by the Company to anyone prior to or on the one year anniversary of the Issue Date of the Note, subject to adjustment as described therein. The February 2011 notes had a conversion price of $.03 per share and the March 2011 notes had a conversion price of $.05 per share. On June 17, 2011, we entered into an agreement with Alpha to borrow an aggregate principal amount of $300,000 and to issue to the investor a secured convertible note and common stock purchase warrant. The closing occurred on June 17, 2011. The note bears an interest rate of 10% per annum, with a default interest rate of 15% per annum. Alpha also has the right, at their option, to convert the principal amount of the note, together with all accrued interest into fully paid and non-assessable shares of our common stock at a conversion price per share of (i) $0.03, or (ii) eighty percent of the conversion price of any convertible note issued by the Company to anyone prior to or on the one year anniversary of the Issue Date of the Note. Also in connection with this sale, we issued Alpha a warrant to acquire shares of our common stock. We issued to the investor a “Class A” Common Stock Purchase Warrant which entitles the investor to acquire an aggregate of 12,333,335 shares of our common stock at an exercise price of $0.06 per share exercisable for a period of five years.

       The documents for the June 2011 Note also reduced the conversion price on the March 2011 Note from $.05 to $.03 per share.

Each note bears an interest rate of 10% per annum, with a default interest rate of 15% per annum. Interest shall be payable quarterly in arrears on the last day of each calendar quarter commencing March 31, 2011, with a maturity date of August 31, 2011 in the case of the February 2011 issued note and a maturity date of March 3, 2012 in the case of the March 2011 issued note. The individual note holder has the right, at its option, to convert the principal amount of each note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in each note, into fully paid and non-assessable shares of our common stock at a conversion price per share as described above, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. Each note is secured by all of the assets of BlastGard International, Inc, and its wholly-owned subsidiary, BlastGard Technologies, Inc., until the notes have been fully paid or fully converted into common stock. Also in connection with these transactions, we issued the note holder warrants to acquire up to 29.3 million shares of our common stock at prices ranging from $0.03 per share to $0.08 per share, subject to anti-dilution protection over the life of the warrants.  Of the 29.3 million shares purchasable upon exercise of the warrants, warrants to purchase 8 million common shares exercisable at $0.03 per share expire on February 3, 2016, warrants to purchase 9 million common shares, exercisable at $0.08 per share terminate on March 7, 2016 and warrants to purchase 12,3 million common shares, exercisable at $0.06 per share terminate on June 15, 2016.

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

As stated above, the LOI contemplated several closing conditions and the closing in escrow with a possible of rescission if the State Department does not reinstate HighCom’s export license. On March 4, 2011, among other changes the LOI is amended as follows: 1) the LOI constitutes the definitive stock purchase agreement; 2) BlastGard issued 9,820,666 shares of its Common Stock and promissory notes totaling $196,400 to Robert Rimberg as trustee for an Irrevocable Trust FBO and Yochi Cohen and his wife, Yocheved Cohen–Charash (the "Trust") in exchange for 1,150 shares of the outstanding 1,171 shares of HighCom Common Stock, equivalent to 98.2% of the outstanding shares; 3) the parties agree to waive all closing conditions, escrow provisions and right of rescission; and 4) BGI agreed for a period of 30 days to offer to purchase Ron Peled 21 shares of HighCom from him or his transferee at a cost of 179,934 shares of BGI Common Stock and in exchange for promissory notes totaling $3,600, with terms identical to those received by the Trust plus 1.8% of the Earn-out provisions contained in the LOI.

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

Other Financings

Reference is made to our Form 10-K for our fiscal year ended December 31, 2010 for a description of other financings that accrued in December 2004 and June 2006.

HighCom Sales are under the direction of Phoenix Alliance Corporation

Phoenix Alliance Corporation (“Phoenix”), owned by one of our board members Andrew McKinnon, is engaged in April 2011 by BlastGard to operate as an independent contractor for all HighCom sales. Phoenix has set up a sales operation complete with telephone sales system and will cover all associated costs from daily operating expenses i.e. payroll costs, health costs, advertising and marketing costs, tradeshow costs, etc. BlastGard’s COO Michael Bundy provided initial training to all independent contractors, including an overview process for regulatory compliance. BlastGard has agreed to assist Phoenix with initial start-up costs of $7,500 per month for 3 months and an implementation fee of $5,000 for an additional 3 months.  At the completion of the first six months, Phoenix becomes entirely a performance based operation. The commission structure is based on sales generated and margins of HighCom’s product line. No commissions are paid or accrued for the three and months ended June 30, 2011.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions are taken.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From January 2011 to August 5, 2011, we had no sales or issuances of unregistered securities, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan 2011	Notes	$387,025 principal amount	Accounts payable totaling $87,025 owed to directors and legal counsel are converted into demand notes; no commissions paid	Section 4(2)	Notes payable on demand; convertible at $.05 per share

Jan 2011 Jan 2011 Jan 2011	Common stock (1) Common stock Common stock purchase warrants	866,667 shares 4,166,667 shares 6,250,000 shares	$26,000; no commissions paid $125,000; no commissions paid Services rendered; no commissions paid	Section 4(2 Section 4(2) and/or Rule 506 Section 4(2	Not applicable. Not applicable. Five-year warrants exercisable at $.05 per share
Feb 2011	Notes (2)	$160,000 in principal	$160,000; no commissions paid	Section 4(2)	Notes due August 31, 2011

March 2011	Notes (3)	$300,000 in principal	$300,000; no commission paid	Section 4(2)	Notes due March 3, 2012

April 2011	Common stock(1)	800,000 shares	$24,000; no commission paid	Section 4(2)	Not applicable

May 2011	Common stock (1)	3,333,333 shares	Services rendered; no commission paid	Section 4(2)	Not applicable

May 2011	Common stock	1,000,000 shares	Services rendered; no commission paid	Section 4(2)	Not applicable

Jan 2011	Notes	$50,000 principal amount	Accounts payable totaling $50,000; owed to a director; no commissions paid	Section 4(2)	Notes payable on demand; convertible at $.05 per share

June 2011	Notes (4)	$300,000 in principal	$300,000; no commissions paid	Section 4(2)	Notes due June 2012

August 2011	Common Stock	500,000 shares	Accounts payable totaling $50,000 for acquisition of Acer product line.	Section 4(2)	Not applicable

(1)        In December 2010, the board approved an exchange for $50,000 and services rendered the issuance of preferred stock convertible into 5,000,000 shares to an entity affiliated with Andrew McKinnon, a director. Subsequently, as the payment is received by BlastGard and the services are performed by the affiliated entity, the Company issued the underlying common shares in lieu of the Preferred Stock with the consent of the affiliated entity.

(2)        These notes are issued together with Common Stock Purchase Warrants to purchase 8,000,000 shares of Common Stock at an exercise price of $.03 per share through February 3, 2016.  The notes are convertible at $.03 per share.

(3)        The notes are issued together with Common Stock Purchase Warrants to purchase 9,000,000 shares of Common Stock at an exercise price of $.08 per share through March 7, 2016. The notes are convertible at $.05 per share; however, the conversion price of the notes has been reduced to $.03 per share due to the Jun 2011 transaction.

(4)        The notes are issued together with Common Stock Purchase Warrants to purchase 12,333,335 shares of Common Stock at an exercise price of $.06 per share through June 2016. The notes are convertible at $.03 per share.

(b)           Rule 463 of the Securities Act is not applicable to the Company.

(c)           In the three months ended March 31, 2011, there are no repurchases by the Company of its Common stock.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Reserved.

Item 5.	Other Information.

On August 2, 2011, the Company filed a Form 8K announcing that on July 29, 2011, the Company had a Special Meeting in Lieu of an Annual Meeting of Shareholders to elect directors of BlastGard for the coming year; and to ratify, adopt and approve an amendment to BlastGard’s Articles of Incorporation to increase the number of shares of Common Stock to 500,000,000, $.001 par value. The Proxy Statement set forth Management's proposed slate of directors, namely, Andrew R. McKinnon, James F. Gordon, Michael J. Gordon and Paul W. Henry. Of the four directors listed on the ballot, only Michael Gordon, Paul Henry, and Andrew McKinnon are re-elected to the Board. The following are the voting tallies:

In the election of directors, Andrew R. McKinnon received 34,252,546 shares in favor of his re-election and 15,118,892 shares are withheld.

In the election of directors, James F. Gordon received 19,531,310 shares in favor of his re-election and 29,840,128 shares are withheld.

In the election of directors, Michael J. Gordon received 48,768,740 shares in favor of his re-election and 602,698 shares are withheld.

In the election of directors, Paul W. Henry received 30,399,944 shares in favor of his re-election and 18,971,494 shares are withheld.

The foregoing did not include broker non-votes.

The shareholders also ratified, adopted and approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of Common Stock to 500,000,000, $.001 par value. This proposal received 55,155,973 shares in favor of the amendment, 2,174,472 shares are against the amendment and 899,049 shares abstained from voting.

Item 6.	Exhibits

Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description

3.1	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).
3.2	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).
3.3	Amendments to Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Form 8-K date of earliest event July 29, 2011, filed with the SEC on August 2, 2011).
11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.
31.1	Rule 13a-14(a) Certification – Chief Executive Officer and Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer and Chief Financial Officer *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: August 15, 2011	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial
Officer