Form 10-Q/A
period 2011-09-30
BLASTGARD INTERNATIONAL INC
filed 2011-12-01
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

       ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes ☐  No ☒

As of November 10, 2011, the issuer had 86,386,036 shares of $.001 par value common stock outstanding.

BlastGard International Inc.
Balance Sheet
	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$46,112	$46,382
Accounts receivable	9,699	342
Inventory	398,178	51,290
Deposits and other current assets	19,824	-
Net related party loans receivable	442,012	-
Prepaid expenses	513	-
Total current assets	916,338	98,014

Property & equipment, net of accumulated depreciation of ($236,533) and ($75,700), respectively	123,631	64
Intangible property, net of accumulated amortization of ($137,272) and ($4,642), respectively	526,714	24,344
Deferred patent costs	209,896	203,535
Investments	112,832	-
Goodwill	2,543,282	-
Deposits	794	300
Total Assets	$4,433,487	$326,257

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,435,815	$249,087
Accrued expenses	367,259	385,094
Current portion notes payable	1,345,862	729,652
Loans and notes payable, related parties	143,872	14,421
Total current liabilities	3,292,808	1,378,254

Contingent liability	1,239,384	-
Derivative liability	1,010,399	-
Total liabilities	5,542,591	1,378,254

Stockholders' Equity
Preferred Stock:
Preferred Stock, 1,000,000 shares authorized; $100 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized; 86,386,036 and 50,586,142 shares issued and outstanding, respectively	86,386	56,086
Additional paid-in capital	14,493,387	12,560,249
Minority interest	(44,541)	-
Accumulated deficit	(15,644,336)	(13,668,332)
Total stockholders' deficit	(1,109,104)	(1,051,997)

Total Liabilities and Stockholders' Equity	$4,433,487	$326,257

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.

Statement of Operations (unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$170,967	$43,315	$194,260	$87,698
Direct costs	137,984	31,165	160,115	65,584

Gross Profit	32,983	12,150	34,145	22,114

Operating expenses:
General and administrative	541,065	45,758	1,318,536	249,240
Research and Development	83	-	1,274	888
Amortization and depreciation	64,876	539	202,567	1,648
Total operating expenses	606,024	46,297	1,522,377	251,776

Operating loss	(573,041)	(34,147)	(1,488,232)	(229,662)

Non-operating activity
Other income (expense)	6,355	-	8,642	7,089
Gains (losses) on settlement of debt	-		248,754	-
Gain (loss) on derivative liability	732,710		492,366	-
Gain (loss) on settlement of assets	98,385		98,385
Interest expenses	(450,505)	(29,572)	(1,345,154)	(60,879)
Interest income	1		1
Total other income (expense)	386,946	(29,572)	(497,006)	(53,790)

Loss before income taxes	(186,095)	(63,719)	(1,985,238)	(283,452)

Minority interest loss	347		(9,234)
Provision for income taxes	-	-	-	-

Net loss	$(186,442)	$(63,719)	$(1,976,004)	$(283,452)

Earnings (loss) per share:
Basic	$(0.00)	$(0.00)	$(0.03)	$(0.01)
Dilutive	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding
Basic	84,754,168	50,586,142	74,684,369	50,512,068
Dilutive	96,968,454	50,586,142	86,898,655	50,512,068

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.

Statement of Stockholders' Deficit

	Common		Additional Paid in	Minority	Accumulated	Stock-Holders'
	shares	Par	Capital	Interest	Deficit	Deficit

Balance at December 31, 2009	50,086,142	50,086	12,351,249	—	(13,204,719)	(803,384)

Board member compensation	500,000	500	49,500			50,000
Sale of stock	5,500,000	5,500	159,500			165,000
Net loss					(463,613)	(463,613)

Balance at December 31, 2010	56,086,142	56,086	12,560,249	—	(13,668,332)	(1,051,997)

Sale of stock	5,833,334	5,833	169,167			175,000
Stock issued for acquisition of HighCom
Security	9,820,666	9,821	481,179			491,000
Stock issued for conversion of debt	7,812,561	7,813	226,564			234,377
Stock issued for consulting	6,333,333	6,333	203,667			210,000
Stock issued for Acer payable	500,000	500	24,500			25,000
Options issued for compensation			327,944			327,944
Record discount on new loans			464,810			464,810
Reclassify minority interest			35,307	(35,307)	—
Net loss				(9,234)	(1,976,004)	(1,985,238)

Balance at September 30, 2011	86,386,036	$86,386	14,493,387	(44,541)	(15,644,336)	$(1,109,104)

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.

Statement of Cash Flows (unaudited)
	For the Nine Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$(1,976,004)	$(283,452)
Adjustment to reconcile Net Income to net cash provided by operations:
Minority interest loss	(9,234)
Depreciation and amortization	202,567	1,648
Amortization of debt discount	1,230,953
Discount on debt	(464,810)
Stock given for interest	210,000
Other stock comp	327,944	50,000
Gain on conversion of debt	(248,754)
Gain on disposal of equipment	(6,465)
gain on derivative	(492,366)
Changes in assets and liabilities:
Accounts receivable	55,880	(30,687)
Note receivable	(15,892)	-
Inventory	(19,560)	16,516
Other operating assets	68,078	(398)
Accounts payable and accruals	316,525	274,178
Related party loans	84,282	(4,611)
Net Cash (Used) Provided by Operating Activities	(736,856)	23,194

Cash Flows from Investing Activities:
Purchase of property and equipment	(11,880)	-
Payments for deferred costs	(6,429)	(24,423)
Proceeds from sales of assets and intangibles	3,900	-
Cash purchased	650	-
Net Cash Used by Investing Activities	(13,759)	(24,423)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	175,000	-
Proceeds from issuance of note payable	760,000	-
Net proceeds from line of credit	-	572
Repayments of notes payable	(184,655)	-
Net Cash Provided by Financing Activities	750,345	572

Net increase/decrease in Cash	(270)	(657)

Cash at beginning of period	46,382	1,739

Cash at end of period	$46,112	$1,082

Supplemental cash flow information:
Interest paid	$69,653	$14,172
Taxes paid	$-	$-

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

The Company went public through a shell merger on January 31, 2004.  On March 31, 2004, the Company changed its name to BlastGard International, Inc.  On March 4, 2011, the Company completed the acquisition of HighCom Securities, Inc and subsidiaries (HighCom).  The income of HighCom and subsidiaries is included from January 25, 2011, the date of the binding letter of intent.  These financial statements include the assets, liabilities and activity of the following:

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

HC Ballistics, LLC HC Ballistics LLC was a joint venture with a related party to produce products for HighCom customers.  The Company operated out of HighCom offices and used a production facility in South Florida.  The agreement with the related party is currently terminated.  HC Ballistic LLC was closed effective December 31, 2010.  The results of operations for 2010 are included in the pro-forma presentation on the consolidated entity.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at September 30, 2011 and the result of operations and cash flows for the three and nine months ended September 30, 2011 and 2010 have been made.  Operating results for the nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at September 30, 2011 and December 31, 2010:

	(Unaudited)
	30-Sept-11	December 31, 2010

$500,000 convertible promissory note issued December 2, 2004, due on November 30, 2009, 8% annual interest rate, net of unamortized Discount of $0	$-	$150,166

$93,096 convertible promissory note (1/4 of previous outstanding notes) issued December 2, 2004, due November 30, 2009, 8% interest Net of unamortized discount of $0	93,097	93,096

$50,000 convertible promissory note issued December 2, 2004, due on November 30, 2009, 8% annual interest rate, net of unamortized Discount of $0	17,325	17,325

$50,000 convertible promissory note issued December 2, 2004, due on November 30, 2009, 8% annual interest rate, net of unamortized Discount of $0	15,241	15,241

$10,000 convertible promissory note issued December 2, 2004, due on November 30, 2009, 8% annual interest rate, net of unamortized Discount of $0	-	3,464
	125,663	279,292
Less: current maturities	(125,663)	(279,292)
	$-	$-

At September 30, 2011, all warrants associated with the above debt had expired.

New Financing

Alpha Capital Aktiengesellschaft (“Alpha”), a holder of 2004 Debt, loaned the Company $160,000 in February 2011, $300,000 in March 2011 and an additional $300,000 in June 2011 pursuant to secured notes convertible at the lesser of the applicable conversion price or eighty percent of the conversion price of any convertible note issued by the Company to anyone prior to or on the one year anniversary of the Issue Date of the Note, subject to adjustment as described therein. The February 2011 notes had a conversion price of $.03 per share and the March 2011 notes had a conversion price of $.05 per share. The Notes are accompanied by the issuance of five year warrants to purchase 8,000,000 shares at an exercise price of $0.03 per share, five year warrants to purchase 9,000,000 shares at an exercise price of $0.08 per share and five year warrants to purchase 12,333,335 shares at an exercise price of $0.06 per share, respectively.  See “Note 12.”

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

The 2011 convertible promissory notes consisted of the following at September 30, 2011 and December 31, 2010:

	(Unaudited)
	September 30, 2011	December 31, 2010

$160,000 convertible promissory note issued February 3, 2011, due on August 31, 2011, 10% annual interest rate, net of unamortized Discount of $0	$110,000	$-

$300,000 convertible promissory note issued March 3, 2011, due on March 3, 2012, 10% interest, net of unamortized discount of $50,820	249,180	-

$300,000 convertible promissory note issued June 16, 2011, due on June 17, 2012, 10% annual interest rate, net of unamortized Discount of $21,393	278,607	-

$210,000 convertible promissory note issued January 31, 2011, due on September 30, 2011, 10% annual interest rate, net of unamortized Discount of $0	210,000	-

$160,000 convertible promissory note issued January 31, 2011, due on 1/31/2012, 10% annual interest rate, net of unamortized Discount of $21,567	138,433	-

$67,025 convertible promissory note issued January 31, 2011, due on September 30, 2011, 10% annual interest rate, net of unamortized Discount of $0	67,025	-
	1,053,245	-
Less: current maturities	(1,053,245)	-
	$-	$-

The Company issued 29,333,335 warrants with the convertible debt, above.  These warrants are exercisable at $0.03 for 8,000,000, $0.08 for 9,000,000 and $0.06 for 12,333,335 and expire in 5 years.  The warrants were valued, using the Black-Scholes method, at approximately $1,734,109.  These warrants have created a derivative liability in the amount of $1,734,109.  This liability is included in other assets on the balance sheet.  See “Note 12.”

The Company has a line of credit with a local bank.  The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans.  Two of these loans are not transferable and all have been called by the lenders.  The revolving credit facilities consist of the following at September 30, 2011 and December 31, 2010:

	(Unaudited)
	September 30, 2011	December 31, 2010

$100,000 line of credit from Regions Bank, interest only at 8% annually, due on demand	$90,971	$95,380

$450,000 line of credit from Fifth Third Bank, interest only at prime plus 3% annually, due on demand	426,583	-

$150,000 revolving credit card facility with Wells Fargo Bank, interest only at 6.25% annually, due on demand	147,288	-

$50,000 revolving credit card facility with California Bank & Trust (non-assumable), interest only at 6%, due on demand	49,710	-

Three credit card accounts with major financial institutions varying monthly minimum payments including interest due on demand	65,234	-
	779,786	95,380
Less: current maturities	(779,786)	(95,380)
	$-	$-

Acquisition note

The Company issued a note in the amount of $196,400 as part of the acquisition of HighCom Security, Inc. to the former majority shareholder.  The Company has stopped making payments on this note directly to the former majority shareholder and has applied the unpaid balance of $156,400 against receivables due from the former shareholder that were also acquired in the purchase transaction.

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

The Company’s subordinated, convertible promissory notes payable consist of the following:

	(Unaudited)
	September 30, 2011	December 31, 2010

$600,000 subordinated, convertible promissory note issued June 22, 2006, due on June 22, 2008, 8% annual interest rate, net of unamortized discount of $0 and $0, respectively	$-	$355,000
	-	355,000
Less: current maturities	-	(355,000)
	$-	$-

(4)	Shareholders’ Equity

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

On June 3, 2011, the Company issued 4,782,915 shares of common stock for the conversion of $143,487in debt and accrued interest.

On June 16, 2011, the Company issued 140,029 shares of common stock for the conversion of $4,201 in debt and accrued interest.

On August 3, 2011, the Company issued 500,000 shares of common stock for the conversion of $25,000 in note payable for the Acer product acquisition.

On September 5, 2011, the Company issued 2,000,000 shares of common stock as inducement to allow other financing.  The Company recorded $60,000 in consulting expense on the issuance of the stock.

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

On January 28, 2011, a total of 6,250,000 options were granted to five individuals for services rendered.  The options vested immediately and the Company recognized $310,230 in compensation costs at the grant date.

On May 5, 2011, a total of 300,000 options were granted to an employee for services rendered.  The options vested immediately and the Company recognized $17,714 in compensation costs at the grant date.

There are no net cash proceeds from the exercise of stock options during the nine months ended September 30, 2011.  At September 30, 2011 and December 31, 2010, there is no unrecognized compensation cost related to share-based payments which is expected to be recognized in the future.

The following table represents stock option activity for nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2011	2,850,000	$0.10	1.2 years		-
Granted	6,550,000	$0.03
Exercised	(180,000)-	-
Forfeited/expired/cancelled	-

Options Outstanding – December 31, 2010	9,220,000	$0.05	3.1 years		$321,500

Outstanding Exercisable – January 1, 2011	2,850,000	$0.10	1.2 years	$
Outstanding Exercisable – September 30, 2011	9,220,000	$0.05	3.1 years		$31,250

The total grant date fair value of options vested during the three months ended September 30, 2011 was $327,944.

(5)         Line of Credit

The Company borrowed approximately $92,950 against its $100,000 credit line, which is secured by a personal guarantee of its Chief Financial Officer. Currently, $90,971 is owed pursuant to the line of credit (inclusive of interest at 5%) at September 30, 2011.

(6)         Income Taxes

The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which is fully allowed for; therefore, no income tax benefit or expanse has been presented.

(7)         Commitments and Contingencies

Office Lease

The Company entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida.  Rental payments under the lease are $300 per month on a month to month basis. A second office space in Clearwater, FL at $285.00 per month was added in May 2011. From February through April 2011, the Company was also paying for office space in San Francisco, California at monthly rate of $15,000. The San Francisco office was closed at the end of April 2011. In February 2011, the Company entered into a six month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH for $3,000 per month.  This lease was a month to month basis at September 30, 2011. In May 2011, the Company entered into a month to month lease for approximately 300 square feet of office space in Aurora, CO for $320 per month.

Rent expense for three and nine months ended September 30, 2011 and 2010 is approximately $37,725 and $2,700 respectively.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment is paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty is not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At September 30, 2011, the Company is in arrears on the final twelve monthly payments on the settlement and a Notice of Default was filed on July 13, 2011.

Acquisition of HighCom Security

The Company has recorded a contingent liability in association with the purchase of HighCom Security. The Company is liable for certain payments of additional cash and stock to the seller on a pro rata basis based on sales projections. At the time of the purchase, management believed the Company could achieve 68% of the stated goals and recorded the estimated liability at 68% of the total possible under the terms of the sale agreement. As of September 30, 2011, management has no information to change this estimate.

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

	September 30,	December 31,
	2011	2010
	(unaudited)
Raw materials	$366,807	$17,370
Work in process	-	-
Finished Goods	31,371	33,920

TOTAL	$398,178	$51,290

(9)    Intangibles

The Company has capitalized certain costs associated with patents, trademarks, purchased customer lists and website and product designs. The costs are amortized on a straight-line basis over the expected life of the intangible normally between 3 and 15 years.  The intangible assets consist of the following:

	September 30, 2011	December 31, 2010

Customer list	$500,000	$-
Product designs	55,000	-
Websites	80,000	-
Patents	28,651	28,651
Trademarks	335	335
	663,986	28,689
Accumulated amortization	135,412	4,642
	$528,574	$24,344

Future amortization:
2011	$99,466
2012	198,932
2013	166,710
2014	5,599
2015 and thereafter	50,407
	$526,714

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

Pro forma results of operations for the years ended December 31, 2010 and 2009 as though this acquisition had taken place at January 1, 2009 are as follows:

	Years ended December 31,
	2009	2010

Revenues	$3,886,692	$5,512,174

Net income(loss)	$(1,881,925)	$(944,653)

EPS	$(0.03)	$(0.01)

The pro forma results for the three and nine months ended September 30, 2010 as though HighCom was acquired on January 1, 2010 are as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010

Revenues	124,729	5,050,241
Operating expenses	344,309	1,840,088
Net income (loss)	(392,778)	(758,538)

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
Phoenix received commissions of $3,372 during the three months and nine months ended September 30, 2011.  The marketing agreement was terminated in favor of in-house marketing during the 3rd quarter 2011.

On June 16, 2011, James F. Gordon was notified in writing that his at-will month to month employment would be terminated but that Mr. Gordon could continue as an unpaid consultant entitled to a 10% commission for any MTR sales he generates on behalf of BlastGard.

(12)  Subsequent Events
On November 10, 2011, the Company agreed to a financing agreement in the amount of $500,000 with an existing shareholder and creditor.  The financing agreement consists of a convertible note and warrants. The note bears interest at 12% and is convertible at $0.01 per share.  The warrants allow for 75,000,000 shares at $0.01 and expire in seven years. As a result of this financing agreement, all outstanding loans with this lender have had its conversion price lowered to $.01 per share. Also, the exercise price of all outstanding warrants with this lender have been reduced to $.01 per share and the term of the warrants have been extended to seven years from the closing date of this financing. A finder’s fee of 4,000,000 shares was agreed upon by the parties to be issued by the Company.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and nine months ended September 30, 2011, have been included.

Summary

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

Since the completion of our acquisition of HighCom, the Company has focused its employee time and capital resources primarily on the development of the business of HighCom. We expect future results of operations to show the benefits of these changes.  Our results of operations for the nine months ended September 30, 2011 include revenues and expenses of HighCom Securities after January 25, 2011.

Results of Operations

Three months ended September 30, 2011 and 2010

For the three months ended September 30, 2011 and 2010, we recognized sales of $170,967 and $43,315 and a gross profit of $32,983and $12,150, respectively. Sales and gross profit increased due to the reestablishment of HighCom sales and a moderate sale of MTR’s.

Operating expenses for the three months ended September 30, 2011 and 2010 were $606,024 and $46,297, respectively.  The increase is due in part to the addition of HighCom and approximately $90,000 in consulting and non-stock compensation.

Our net loss for the three months ended September 30, 2011 and 2010 were $(186,442) and $(63,719), respectively.  Interest expense for 2011 includes $380,000 in amortization of debt discount.  Our operating loss and interest expense was offset by approximately $830,000 in gains.

Nine months ended September 30, 2011 and 2010

For the nine months ended September 30, 2011 and 2010, we recognized sales of $194,260 and $87,698 and a gross profit of $34,145 and $22,114, respectively.  Sales and gross profit increased due to the reestablishment of HighCom sales and a moderate sale of MTR’s..

For the nine months ended September 30, 2011 and 2010, our operating expenses were $1,522,377 and $251,776 respectively.   The increase is due in part to the addition of HighCom and approximately $600,000 in consulting and non-stock compensation.

Our net loss for the nine months ended September 30, 2011 and 2010 were $(1,976,004) and $(283,452), respectively. Interest expense for 2011 includes $1,230,000 in amortization of debt discount.  Our operating loss and interest expense was offset by approximately $840,000 in gains.

 After we assumed operational control of HighCom Security, Inc. we spent two months re-acquiring the export license and updating our ISO and other certifications.  We also analyzed the product catalog and reestablished our relationship with HighCom vendors and customers.  We used to the down time to move and redesign our assembly facility to improve efficiency and train our new sales force.  Sales in HighCom started restarted during the three months ended September 30, 2011.  We believe that the product lines of BlastGard and HighCom have a synergy and will be accepted in the marketplace.

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

Liquidity and Capital Resources.

At September 30, 2011, we had cash of $46,112, working capital of $(2,376,470), an accumulated deficit of $(15,644,336) and shareholder equity of $(1,109,104).

For the nine months ended September 30, 2011, net cash used in operating activities was $(736,856) primarily due to our net loss of $(1,976,004) offset by $1,231,000 in amortization, and various gains and non-cash expenses. During the nine months ended September 30, 2011, we used cash in investing activities for payment of deferred costs of $(13,759). During the nine months ended September 30 2011, we received $175,000 from the sale of stock and received $760,000 from issuing notes.

For the nine months ended September 30, 2010, net cash provided by operating activities was $19,629 primarily due to our net loss of $(283,452), partially offset by a $50,000 in stock based compensation and $270,613 increase in accounts payable. During the nine months ended September 30, 2010, we used cash in investing activities for payment of deferred costs of $(24,423). During the nine months ended September 30, 2010, we received $579 from our credit line.

At September 30, 2011, we had cash of $46,112 and we owed approximately $1,350,000 in principal and $76,451 in accrued interest to the holders of our Debt. We also owed payables of approximately $1,430,000.

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

The Company is seeking financing. Our Agreements with the current Note holder states that in the event of default, change in control, change in a majority of directors and in the most recent Note investments of $800,000, a change in CEO would trigger a mandatory redemption of the Notes at 120% of the balance of the Notes and a buy out of their Warrants based upon a valuation of the Warrants as provided in the Agreement, which could be substantial.

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

 On November 8, 2011, the Company agreed to a financing agreement in the amount of $500,000 with an existing shareholder and creditor.  The financing agreement consists of a convertible note and warrants.  The note bears interest at 12% and is convertible at $0.01 per share.  The warrants allow for 75,000,000 shares at $0.01 and expire in seven years. As a result of this financing agreement, all outstanding loans with this lender have had its conversion price lowered to $.01 per share. Also, the exercise price of all outstanding warrants with this lender have been reduced to $.01 per share and the term of the warrants have been extended to seven years from the closing date of this financing. A finder’s fee of 4,000,000 shares was agreed upon by the parties to be issued by the Company

Purchase of HighCom Security Inc.

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

HighCom Sales were under the direction of Phoenix Alliance Corporation

Phoenix Alliance Corporation (“Phoenix”), owned by one of our board members Andrew McKinnon, was engaged in April 2011 by BlastGard to operate as an independent contractor for all HighCom sales. Phoenix had set up a sales operation complete with telephone sales system and agreed to cover all associated costs from daily operating expenses i.e. payroll costs, health costs, advertising and marketing costs, tradeshow costs, etc. BlastGard’s COO Michael Bundy provided initial training to all independent contractors, including an overview process for regulatory compliance. BlastGard agreed to assist Phoenix with initial start-up costs of $7,500 per month for 3 months and an implementation fee of $5,000 for an additional 3 months.  At the completion of the first six months, Phoenix would be entirely a performance based operation. The commission structure was based on sales generated and margins of HighCom’s product line. However, as of August 31, 2011, HighCom sales are now being overseen by our COO and CEO.  Commissions paid to date to Phoenix or accrued for the three months ended September 30, 2011 was $3,321.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From January 2011 to September 30, 2011, we had no sales or issuances of unregistered securities, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan 2011	Notes	$387,025 principal amount	Accounts payable totaling $87,025 owed to directors and legal counsel are converted into demand notes; no commissions paid	Section 4(2)	Notes payable on demand; convertible at $.05 per share

Jan 2011 Jan 2011 Jan 2011	Common stock (1) Common stock Common stock purchase warrants	866,667 shares 4,166,667 shares 6,250,000 shares	$26,000; no commissions paid $125,000; no commissions paid Services rendered; no commissions paid	Section 4(2 Section 4(2) and/or Rule 506 Section 4(2	Not applicable. Not applicable. Five-year warrants exercisable at $.05 per share
Feb 2011	Notes (2)	$160,000 in principal	$160,000; no commissions paid	Section 4(2)	Notes due August 31, 2011

March 2011	Notes (3)	$300,000 in principal	$300,000; no commission paid	Section 4(2)	Notes due March 3, 2012

April 2011	Common stock(1)	800,000 shares	$24,000; no commission paid	Section 4(2)	Not applicable

May 2011	Common stock (1)	3,333,333 shares	Services rendered; no commission paid	Section 4(2)	Not applicable

May 2011	Common stock	1,000,000 shares	Services rendered; no commission paid	Section 4(2)	Not applicable

Jan 2011	Notes	$50,000 principal amount	Accounts payable totaling $50,000; owed to a director; no commissions paid	Section 4(2)	Notes payable on demand; convertible at $.05 per share

June 2011	Notes (4)	$300,000 in principal	$300,000; no commissions paid	Section 4(2)	Notes due June 2012

August 2011	Common Stock	500,000 shares	Accounts payable totaling $50,000 for acquisition of Acer product line; no commission Paid	Section 4(2)	Not applicable

September 2011	Common Stock	2,000,000 shares	Consulting fees; no commissions paid	Section 4(2)	Not applicable

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

(c)           In the nine months ended September 30, 2011, there are no repurchases by the Company of its CommonStock.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Reserved.

Item 5.	Other Information.

In October 2011, the Company had a Board meeting and Keith Brill and Solomon Mayer were appointed to the board of directors.

Item 6.	Exhibits

Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
3.1	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).
3.2	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).
3.3	Amendments to Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Form 8-K date of earliest event July 29, 2011, filed with the SEC on August 2, 2011).
3.4	Election of Directors (Incorporated by reference to Form 8-K date of earliest event October 25, 2011, filed with the SEC on October 28, 2011.
4.01	Form of Subscription Agreement between the Company and the named investor dated November 8, 2011*
4.02	Form of Secured Convertible Promissory Note issued to the named investor dated November 8, 2011*
4.03	Form of Class A Common Stock Purchase Warrant dated November 8, 2011*
4.04	Form of Escrow Agreement dated November 8, 2011*
11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.
31.1	Rule 13a-14(a) Certification – Chief Executive Officer and Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer and Chief Financial Officer *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: November 14, 2011	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer