Form 10-K
period 2011-12-31
BLASTGARD INTERNATIONAL INC
filed 2012-03-30
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ______________ to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

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
 Yes ☒  No ___.

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☒.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2012, the number of shares held by non-affiliates was approximately 52,495,000 shares.  The approximate market value based on the last sale (i.e. $.08 per share as of June 30, 2011) of the Company’s Common Stock was approximately $4,199,600.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 2, 2012 was 90,386,036 shares.

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

Item 1. Business

BlastGard International, Inc. is in the business of providing protection for individuals and property.  We have developed and have been marketing BlastWrap products to protect people and property against explosive forces. We have recently acquired a 98.2% new subsidiary HighCom Security, Inc. (“HighCom”) that provides a wide range of security and personal protective gear.  A description of each company can be found below and a description of our acquisition can be located under "Item 13." We believe that the products of the two companies have a certain synergy and that BlastGard International is poised to be a full service provider for defensive and protective product needs. The term "the Company" shall include BlastGard and HighCom unless the context indicates otherwise.

Recent Developments

HighCom has implemented an in-depth ethics and compliance management and monitoring program that is tied to our International Standard Organization (“ISO”) certified quality processes. These policies and procedures outline each step within the compliance process and how they relate to, and should be acted upon, to ensure compliance with all local, state, federal, and international laws and regulations.  Most importantly they address processes and policies that are related to compliance with the Federal Acquisition Regulation (“FAR”), Defense Federal Acquisition Regulation (“DFAR”), International Traffic in Arms Regulations (“ITAR”), Office of Foreign Assets Control (“OFAC”), Export Administration Regulations (“EAR”). Arms Export Control Act (“AECA”), Export Administration Act (“EAA”), Automated Export System (“AES”), and Office of Federal Activities (“OFA”).  This is in addition to United Nations (“UN”) specific contract terms and performance standard policies and strict ethics and compliance standards. We have also completed training internally and externally with regards to the Foreign Corrupt Practices Act (“FCPA”) and other foreign business regulations that help our employees recognize red flags and potential risk situations. Our COO has also completed a six month course through the International Import Export Institute and has been recognized as a certified U.S. Export Control Officer.

Given the equipment and ballistic protection solutions provided by HighCom, compliance with the U.S. Department of Commerce, U.S. Department of State, U.S. Department of the Treasury and all other governmental agencies' regulations is a high priority. HighCom received official communication from the U.S. State Department that HighCom’s export authority has been reinstated. In addition to this, the Company also completed registration through the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security ("BSI"). The purpose of these registrations is to allow the Company control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits. The Company has also made significant personnel changes within HighCom and restructuring of operating locations and costs, resulting in significant reductions to HighCom’s operating expenses in the second half of 2011.

With the acquisition of HighCom by BlastGard, we feel this is a unique opportunity to combine the armor technology of HighCom with the blast mitigating technology of BlastGard and provide a combination of advancements in product technologies while focusing on USA made products for the United States Military and Allied government and agencies worldwide. We have initiated numerous Research and Development projects according to National Institute of Justice (“NIJ”) body armor standards and testing. HighCom has created two new stand alone ballistic plates: 1) Guardian 3SFS-0 Level III Stand Alone Steel ballistic plate, according to NIJ 0101.04, INTERIM2005; and 2) NIJ 06 Guardian 4SAS-12 Level IV Stand Alone ballistic plate NIJ Certified 0101.06 NEW NIJ06. Utilizing USA made steel, we have lowered the cost of our new steel plate while improving our processing, resulting in a higher performance product. We also received NIJ new certification on our 4SAS-15 plate (NIJ 06 Level IV plate). Another area of development is the creation of new, lighter weight ballistic shield. We anticipate completing initial testing on our new material by the end of March 2012.  we will have a new shield to test. We also are now doing all production in house to control costs and more effectively manage quality, compliance as well as our ability to provide quicker turnaround response times to immediate orders. We recently passed our ballistic tests for oven processed plates. We did this to find an alternative to using an autoclave, which is more expensive to operate. This will allow us to handle R&D and production in house using an oven.

Another recent development by the Company was increasing our product liability insurance from the industry standard $1,000,000 to $10,000,000. Our goal is focused on the safety of the military and law enforcement personnel who employ our products in the field. We also value the relationships we are establishing with our distributors, re-sellers, and partners. This increase in our coverage demonstrates our commitment and support to both our clients and their customers on a global basis.

We have recently entered into a number of agency agreements to market our product line in Mexico and the Middle East and North Africa (“MENA”) region. We have also attended numerous tradeshows in an effort to re-establish HighCom’s presence in the personal protection equipment market and are currently participating in numerous bids totaling millions of dollars. We are seeing a significant increase in our overall sales on a quarter by quarter basis as we develop these relationships.

HighCom Security, Inc.

HighCom Overview

Founded in 1997 and originally based in San Francisco, HighCom Security, Inc., a California corporation, is a global provider of security equipment. HighCom is a leader in advanced ballistic armor manufacturing. With an 11,300 square foot manufacturing and distribution facility located in Columbus, Ohio, HighCom is well positioned for large scale and time sensitive global supply needs. We design, manufacture and/or distribute a range of security products and personal protective gear. Our logistics network is now managed from our corporate headquarters in Clearwater, Florida. HighCom serves a wide range of customers throughout the world. Our North American customer base includes the Department of Defense and the Department of Homeland Security. We cater to local law enforcement agencies, correctional facilities and municipal authorities, as well as large corporations. We export our products throughout the world and have in the past sold products in Asia, Africa, Europe, Latin America and the Middle East. Many of our products are controlled for export purposes and we require end user details prior to all sales. Strict compliance with U.S. and International laws and regulations is mandatory.

Background of HighCom

HighCom was founded by Yochanan Cohen ("YC") in 1997 to market and sell a range of security and law enforcement products. HighCom’s underlying philosophy was to sell only products providing protection to the public and law enforcement and security personnel.  YC’s leveraged his military and law enforcement background to launch HighCom’s operation.  YC was a combat officer in the Israel Defense Forces and later joined the Ministry of Foreign Affairs of Israel where he served in various protective security positions in foreign embassies and consulates.  He also served in the V.I.P protection unit which was tasked with the protection of heads of state and senior government officials. In its early years, HighCom was focused on two operations – the sale of security and law enforcement products (products operations) in the domestic USA market and the provision of protective services (services operation) to various local San Francisco, CA community centers, schools and religious institutions.  The “products” sold during this early period were primarily security metal detectors and baggage x-ray screening machines, in addition to CCTV monitoring systems.  These products were manufactured by brand name manufacturers and resold by HighCom on a non-exclusive distribution basis.  The ‘services” provided included the provision of protective security guards to institutions either on a contractual basis or an hourly basis as required.  Included in the services operations was the short term rental of metals detectors and baggage x.ray screening machines for local corporate or governmental events. In 2005 the services operations were sold off to its senior manager through a separate company.  HighCom did not retain any ownership interest in this new company.  HighCom was then totally focused on the sale and distribution of its current range of products.  HighCom’s annual revenues increased from $3 million in 2003 to $10 million in 2005 primarily from the increase in domestic homeland security spending as well as US Defense Dept expenditures to support its operations in Iraq. Through an open bid process, HighCom was awarded contracts, both on a prime and subprime basis to supply U.S. and Coalition supported operations in Iraq and Afghanistan with a range of tactical gear including military uniforms and general equipment to the Iraqi Defense Forces.  As a sub-contractor, HighCom was also awarded contracts to supply protective ballistic helmets to the United Nations Peacekeeping forces.  In 2006, HighCom revenues reached $28 million with the continued supply of helmets to the United Nations Forces in addition to the sale of personal protective armor plates on a sub-contractor basis to a number of leading U.S. armor companies for final supply to the Iraqi Defense Forces.  Armor plate sales totaled approximately $24 million in 2006. With increasing market pricing pressure in 2007, particularly in the armor industry, HighCom made the decision to switch from a distributor to a domestic manufacturer of personal protective armor plates.  Sales in 2007 decreased to approximately $7 million as HighCom focused on establishing domestic manufacturing operations based in Columbus, OH. In 2008 with its manufacturing operations in full operation, sales revenues increased to $17 million with approximately $12 million coming from the sale of personal armor plates.  As a result of its investment in its own manufacturing capacity, HighCom became a market leader in competitively priced high performance ballistic plates uniquely suited to market requirements.  In 2008, HighCom opened a 70,000 sq. ft. leased manufacturing facility in Columbus, OH in association with its manufacturing partner as well the construction of an in-house ballistic testing range.  In association with its own manufacturing operations and testing facilities, HighCom was able to dedicate funds to its internal research and development activities.  These research and development efforts lead to a more extensive product line including a range of National Institute of Justice ("NIJ") certified ballistic armor products.  These products included both personal armor plates and ballistic armor shields. In the mid 1970's, NIJ began testing and developing body armor and performance standards for ballistic resistance. Recognition and acceptance of the NIJ standards has grown worldwide making it the performance benchmark for ballistic-resistant body armor. Revenues in 2009 suffered a large decrease largely attributable to a May 2009 fire in its Columbus, OH facility. This destructive fire caused significant disruption to HighCom operations which was forced to relocate to new premises to restart its manufacturing activities.  The combination of decreased spending in law enforcement and homeland security sectors experienced by the industry, the US financial crisis and the destructive effects of the factory fire, revenues decreased to $4 million.  In the second half of 2009, HighCom was able to re-establish its operations in OH and began to regain its market presence both with customers and vendors.  The result of which was the receipt of a $6 million contract award through an open bid process for the supply of hard armor plates and soft armor vests to United Nations Peacekeeping Forces.  This was the first UN contract won by HighCom as a prime contractor.  Shipments under this contract began in late 2009 with the majority of the contract revenues scheduled to be earned in 2010.

Foreign Corrupt Practices Act (FCPA)

On January 19, 2010, the U.S. Department of Justice ("DOJ") unsealed indictments of 22 individuals from both the law enforcement and defense supply industry, one of whom was HighCom’s then Chief Executive Officer, Yochanan Cohen, as an individual for allegedly violating 18 U.S.C. § 371 and 18 U.S.C. § 78dd-2, United States v. Yochanan R. Cohen, Criminal Case No. Cr-09-343.  (Note: On February 24, 2012, the United States District Court of Columbia, upon consideration of the government’s motion to dismiss, ordered the dismissal (with prejudice) of the indictment and superseding indictments against 22 defendants.)  HighCom was not a party to this indictment. HighCom has always taken, and continues to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad.  Following this indictment, Mr. Cohen stepped down from his daily responsibilities as CEO of HighCom.  As a result of this indictment, although not a named party to the indictment, in March 2010, HighCom was placed under a policy of denial by the U.S. State Department.  This resulted in a suspension of HighCom’s ability to export certain armor products under U.S. Government Regulations.  This effectively ended HighCom’s export capacity and significantly impacted its operations and ability to deliver product to its customers and in particular fulfill its shipment obligations under the U.N. contract awarded in late 2009.  HighCom was suspended by the US Dept of Defense and added to its Excluded Party List. This severely restricted its ability to sell product in the US defense sector. To regain its export privileges under US State Department regulations, Mr .Cohen, as CEO and majority shareholder, was required to resign as an executive corporate officer and director and fully divest his equity interest in HighCom. On January 25, 2011, Mr. Cohen entered into a binding Letter of Intent to sell his equity interest to BlastGard International Inc. and closing occurred on March 4, 2011.

Concurrent with Mr. Cohen’s resignation both as a director and officer of HighCom and the sale of his equity interest to BlastGard, BlastGard filed with the US State Department to have the policy of denial lifted in order to regain HighCom’s ability to export certain armor products again.  We were delighted to report that as of March 29, 2011 this order of denial had been lifted and has had its export privileges reinstated.  HighCom also successfully applied to the US Defense Dept to be removed from the Excluded Party List (“EPLS”). The successful reinstatement of HighCom’s export authority and its removal from the EPLS has dramatically improved HighCom’s ability to sell and market its products.  BlastGard has also been reinstated as a vendor for potential bids under the United Nations and has already completed several small orders since its reinstatement. However, on February 6, 2012, the United Nations notified the Company that the UN Secretariat Review Committee met on January 27, 2012 to review the vendor registration status of HighCom Security, Inc. The Committee noted the indictment of HighCom’s former CEO on four counts. Based on those charges, and in accordance with the UN’s policy with regards to ethics and compliance issues, placed an immediate hold on the registration status of HighCom, pending the UN’s internal review. The Company requested that the UN reconsider their decision as HighCom is under new ownership and management and that since their decision the United States District Court of Columbia dismissed all charges against the former CEO. A final decision is still pending the UN’s internal review.

In March 2011, BlastGard’s management team officially assumed operational control of HighCom.  Since this time we have accomplished a number of key compliance tasks, including manufacturing agreements with several key partners.  BlastGard has received official communication from the U.S. State Department that HighCom’s export authority has been reinstated. In addition to this, BlastGard has completed registration through the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security. The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits.  BlastGard management has also been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review; and as of March 18, 2011, HighCom has been recommended for continuing ISO certification.  BlastGard has also made significant personnel changes within HighCom and restructuring of operating locations and costs which has resulted in a 30% reduction in HighCom’s operating expenses in the second half of 2011.

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

Research and Development

During fiscal 2011 and 2010, HighCom spent $40,737 and $945 on research and development efforts. Future research and development expenses will depend upon our liquidity and capital resources.

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

Salespersons

The Company has two dedicated sales people to respond to sales inquires, to contact known potential customers, to general sales leads and to visit customer sites. These salespersons also submit bids through online public bid sources and the GSA System and make bids through an existing network of customers, resellers and commercial reps.

Bidding on Governmental Projects

Bidding on governmental (federal, state, local) contracts normally requires you to apply for status as an approved vendor. Once your application accepted – you are eligible to participate in bids. Vendor certifications have varied processes – some include/require submission of detailed financial data to qualify and be certified as a vendor. Our ISO certification is also a key factor in registration. Bids are submitted to a US agency – either through online sites, email or US Mail. For foreign sales – normally approached by agents (based in foreign companies) – who request quotes for supply of goods in their local markets. Agents generally operate on a non exclusive basis, but HighCom has in the past granted limited exclusivity to certain agents either on project specific basis – or a specific country basis. On occasion, HighCom may contract directly with a foreign government to supply products on behalf of local agent. HighCom would then receive payment direct from government agency and pay a commission to local agent.

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

HighCom management is firmly committed to full and complete compliance with all U.S. export control laws, including among others, the Export Administration Regulations administered by the Bureau of Industry and Security of the U.S. Department of Commerce, the International Traffic in Arms Regulations administered by the Directorate of Defense Trade Controls at the U.S. Department of State, and the various sanctions and embargo regulations administered by the Office of Foreign Assets Controls (OFAC) at the U.S. Department of the Treasury. While HighCom has always been committed to compliance with all U.S. export control laws and regulations, our desire to ensure that no violations occur is heightened by the events of September 11, 2001. All HighCom employees associated with activities that are subject to U.S. export controls take extra precautions to ensure that no violations occur. It is HighCom management's policy that under no circumstances will exports made on behalf of its customers be made contrary to U.S. export laws and regulations. Special care is taken to prevent transactions with entities involved in the proliferation of weapons of mass destruction.

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

Competition is primarily based on quality of products, product innovation, price, consumer brand awareness, alternative solutions, and customer service and support. Pricing, product image, quality, and innovation are the dominant competitive factors in the industry. Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

■	our success in designing and introducing innovative new products and services;

■	our ability to predict the evolving requirements and desires of our customers;

■	the quality of our customer service;

■	product and service introductions by our competitors; and

■	foreign labor costs and currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our products.

We can provide no assurances that we will be able to successfully compete with our competitors in the future.

Employees

As of March 8, 2012, the Company has four employees, including three full-time employees. The Company also relies on temp workers for its manufacturing facility. Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

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

Government Awards

BlastWrap®, and its BlastGard® Mitigating Trash Receptacles were designated as Qualified Anti-Terrorism Technologies and placed on the “Approved Products List for Homeland Security.” We were issued the “Designation” and “Certification” for our technology by the Department of Homeland Security under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (the SAFETY ACT) in July of 2006. In the 4th quarter of 2011, the designation and certification was extended for another five years to our BlastWrap product but excluded our BlastGard MTR receptacles until we provide new test data that conforms to new ASTM standards which are expected to be published in April 2012. The revisions allow the use of liners and lids which the original standards did not address. The lid and liner materials must be tested to certain ASTM plastic standards.

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

Our technology can be customized for specific industries and applications. We have examined the various markets where explosions occur, selected targeted applications and focused on development of products for those businesses and agencies at risk. While designing finished products engineered with BlastWrap®, we have taken into account that some products must be portable, while others will remain at a fixed location. Some products have been designed to contain identified explosive agents, while others are designed to mitigate unidentified explosive threats. With these standards in mind, we have developed or are developing the following product lines to address the needs of customers and targeted markets:

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

Insensitive Munitions (IM) Weapons Containers and New Product Development

Weapons containers require specialty design. We have developed several of these containers in the past for evaluation and testing by the United States, United Kingdom and other military clients but no finished products materialized. However, we are currently looking at acquiring weapon container products as follows: an explosive storage unit that meets the US Military requirement for Limited Arc Magazines; a novel lightweight armor that out performs Kevlar but can be made for $5-8 per pound depending on choice of materials; a lightweight thermal barrier that can withstand a 1500F direct flame for 6 hours; and a modular, flat packed, light weight and high performance wall that can be helicoptered into a operational theater and erected by a four man team in a few hours.

Trash Receptacles

We have four models of mitigated trash receptacles, the BlastGard® MTR 81, MTR 91, MTR 96 and MTR 101. These containers have been designed and proof tested to drastically mitigate blast pressures and thermal output and to capture bomb fragments.  Most of BlastGard’s sales historically have been of this product line.

On October 25, 2004, the Company had entered into an Alliance Agreement with Centerpoint Manufacturing whereas Centerpoint would provide the Company with proprietary reinforced trash receptacles and the Company would provide proprietary composite blast mitigation material technologies to offer an enhanced reinforced trash receptacle product. All of the costs related to the testing and development of the BlastGard MTR® and BlastGard MBR® series, totaling $262,404.60 and $62,808.63 respectively, were paid by the Company. The Alliance Agreement commenced on October 25, 2004 and was in full force and effect for five years. The Alliance Agreement automatically terminated on October 25, 2009 since neither party renewed the Agreement. Nevertheless, the Company continued to rely on Centerpoint as their vendor for blast resistant receptacles for the Company’s MTR and MBR line of products and Centerpoint continued to supply their receptacles to the Company. During the 5-year Alliance Agreement, the Company’s line of blast-mitigated products were marketed to third parties while Centerpoint continued to market the same blast resistant receptacle under their own name but without the blast-mitigating properties of BlastWrap. In May 2010, BlastGard notified Centerpoint that it intended to create a new blast resistant receptacle component for the Company to use in its BlastGard MTR® and BlastGard MBR® product line unless Centerpoint could reach agreement with BlastGard on continuing to use its existing receptacle. On May 18, 2010, BlastGard concluded that Centerpoint would not continue its relationship with BlastGard. However, in late 2011, BlastGard and Centerpoint reestablished its previous relationship and Centerpoint now supplies BlastGard with the receptacles for its MTR sales.

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

Current manufacturing arrangements for finished products

Currently, we have several products that we consider to be completed and finished products. Manufacturing arrangements for those products follow:

•	Pro-Form Packaging, Inc., located in Dunellen, New Jersey manufactures BlastWrap® and the MTR and MBR lids and ships to Centerpoint for installation.

•
Centerpoint Manufacturing, Inc., located in Robertsdale, Alabama manufactures the BlastGard® MTR receptacles and will manufacture the BlastGard Mitigated Bomb Receptacles (MBR 300) as well. We entered into a five year exclusive alliance agreement with Centerpoint Manufacturing in October 2004 for the joint development of reinforced, blast mitigated trash receptacles which contract has since expired. Since late 2011, BlastGard and Centerpoint have re-established its previous relationship and Centerpoint now supplies BlastGard with the receptacles for its MTR sales. We are not contractually bound to use Pro-Form Packaging to manufacture the receptacle lids, and we believe that there are alternative manufacturers in the United States.

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

 Research and Development

In 2011, 2010 and 2009, we spent approximately $30,670, $950 and $25,110, respectively, on research and development related activities of BlastGard. To date our products or prototypes of our products have been provided by us at no charge to potential customers for their own evaluation and testing done at their expense.

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

We can provide no assurances we will be able to continue as a going concern or raise additional financing in the future. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at December 31, 2011.  These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company will require from time-to-time additional financing to finance its operations through the sale of equity and/or debt borrowing.  We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern.  See “Notes to our Financial Statements.”

We had total liabilities at December 31, 2011 of $6,748,437and may not be able to meet our obligations as they become due. The majority of this debt was owed to our secured debt holders who have security interests in all our tangible and intangible assets. At December 31, 2011, we had convertible secured debt of $1,430,692 which continues to accrue interest at rates of 8% to 12%. In addition to the convertible debt, we owed approximately $90,000 on a credit line and approximately $600,000 in accrued salaries and accounts payables. We can provide no assurances that we will be able to meet our obligations to our secured lenders as they become due and payable.

Certain provisions of our secured debt may make it very difficult in the future to obtain additional financing or may cause a mandatory redemption of such securities.  At December 31, 2011, we had convertible secured debt of $1,430,692. The secured debt has mandatory redemption provisions. A large portion of the secured debt provides that in the event (i) the Company is prohibited from issuing Conversion Shares, (ii) upon the occurrence of any other Event of Default (as defined in the Transaction Documents), that continues beyond any applicable cure period, (iii) a Change in Control (as defined below) occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any Subsidiary, then at the Secured Debt Holder’s  election, the Company must pay to the Secured Debt Holder not later than ten (10) days after request by such Secured Debt Holder, a sum of money determined by multiplying up to the outstanding principal amount of the Note designated by the Secured Debt Holder, at the Secured Debt Holder’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the thirty days preceding the date demand is made by Secured Debt Holder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due under the Transaction Documents ("Mandatory Redemption Payment"). The Mandatory Redemption Payment must be received by the Secured Debt Holder on the same date as the Conversion Shares otherwise deliverable or within ten (10) days after request, whichever is sooner ("Mandatory Redemption Payment Date"). Upon receipt of the Mandatory Redemption Payment, the corresponding Note principal, interest and other amounts will be deemed paid and no longer outstanding.  The Secured Debt Holder may rescind the election to receive a Mandatory Redemption Payment at any time until such payment is actually received.  Liquidated damages calculated that have been paid or accrued for the ten day period prior to the actual receipt of the Mandatory Redemption Payment by such Secured Debt Holder shall be credited against the Mandatory Redemption Payment provided the balance of the Mandatory Redemption Payment is timely paid.  “Change in Control” is defined as  (i) the Company  becoming a Subsidiary of another entity (other than a corporation formed by the Company for purposes of reincorporation in another U.S. jurisdiction), (ii) the sale, lease or transfer of substantially all the assets of the Company or any Subsidiary, (iii) a majority of the members of the Company’s board of directors as of the Closing Date no longer serving as directors of the Company, except as a result of natural causes or as a result of hiring additional outside directors in order to meet appropriate stock exchange requirements, or (iv) Michael Gordon, the Chief Executive Officer of the Company is no longer serving as Chief Executive Officer unless prior written consent of the Secured Debt Holder had been obtained by the Company.  The foregoing notwithstanding, the Secured Debt Holder may demand and receive from the Company the amount stated above or any other greater amount which the Secured Debt Holder is entitled to receive or demand pursuant to the Transaction Documents.

In connection with the aforementioned loan transaction, we also issued to our Secured Debt Holder warrants to purchase 104,333,335 shares of the Company’s Common Stock, which warrants are currently exercisable at an exercise price of $.01 per share, which exercise price is subject to adjustment pursuant to the provisions of the warrant. In the event a fundamental transaction occurs as defined in the warrants, which includes without limitation any person or group acquiring 50% of the aggregate Common Stock of the Company, then the holder of the warrants may have the right to have the warrants redeemed at a price equal to the Black-Scholes value of said warrants.

The most recent subscription agreement dated in November 2011 pursuant to which the Secured Debt Holder advanced financing to the Company included a 12-months right of first refusal, a most favored nations provision which may result in additional securities being issued to the Secured Debt Holder and prohibitions against filing a registration statement with the Securities and Exchange Commission without the Secured Debt Holder’s consent. The aforementioned provisions that have been agreed to with our Secured Debt Holder may make it very difficult or impossible in the future to obtain additional financing for the Company to support its operations and remaining a going concern.
We have incurred substantial losses from inception and failure to achieve significant revenues and profitability in the future would cause the market price for our common stock to decline further.  We have generated net losses from inception. We have an accumulated retained deficit of $17,540,517 and a shareholders’ equity of $(2,794,539) as of December 31, 2011. If we don’t immediately achieve significant revenues and profitability in the near future, the market price for our common stock could decline further.

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

Competition is primarily based on quality of products, product innovation, price, consumer brand awareness, alternative solutions, and customer service and support. Pricing, product image, quality, and innovation are the dominant competitive factors in the industry. Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

●	our success in designing and introducing innovative new products and services;

●	our ability to predict the evolving requirements and desires of our customers;

●	the quality of our customer service;

●	product and service introductions by our competitors; and

●	foreign labor costs and currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our products.

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

Possible technological obsolescence of our products. Our products may be subject to technological obsolescence, which would adversely affect our business by increasing our research and development costs and reducing our ability to generate sales.  Discovery of another new technology by third parties could replace or result in lower than anticipated demand for our products and could materially adversely affect our operations.

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

Product Liability Insurance.  Due to new financing during the fourth quarter of 2011, the Company has secured product liability insurance which had previously lapsed. We can provide no assurances that our operations will be able to operate profitably in the future in order to maintain product liability insurance.

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

The market price of our common stock is highly volatile and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price.  Our common stock has been historically thinly traded and the market price has been highly volatile.  For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

■	announcements of new products or sales offered by BlastGard® or its competitors;
■	actual or anticipated variations in quarterly operating results;
■	changes in financial estimates by securities analysts;
■	changes in the market’s perception of us or the nature of our business; and
■	sales of our common stock.

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price.  As of March 2, 2012, we have outstanding 90,386,036 shares of common stock, including an estimated 52,495,000 outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

Item 1.B.  Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We do not own any real estate properties. The BlastGard entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida, which was expanded to two offices in 2011 to accommodate HighCom Security. Rental payments under the lease were $300 per month on a month to month basis for each office space.

HighCom leases office and manufacturing space in Columbus, Ohio. The total space leased is approximately 11,000 square feet.  The lease expired on August 31, 2011 and we are on a month to month basis. We believe that our HighCom facility is adequate for present requirements and suitable for the operations involved.

HighCom rents office space in Aurora, CO on a short-term lease expiring on October 31, 2012.  Rental payments under the lease were $329 per month until November, when we added more office space for our sales staff.  The new rental amount is $965 per month.

HighCom leased office space in San Francisco, CA until April 30, 2011 when the offices moved to Clearwater, FL.  The rent in San Francisco was approximately $8,600 per month.

Rent expense for 2011 and 2010 was approximately $70,507 and $3,600 respectively.

Item 3.  Legal Proceedings

We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4. Mining Safety Disclosures

Not applicable.

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

Quarter Ended	High Sales	Low Sales
March 31, 2010	$0.011	$0.0036
June 30, 2010	$0.01	$0.0036
September 30, 2010	$0.005	$0.0021
December 31, 2010	$0.0225	$0.004

March 31, 2011	$0.065	$0.055
June 30, 2011	$0.08	$0.04
September 30, 2011	$0.035	$0.035
December 31, 2011	$0.012	$0.012

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission.

Holders

As of March 2, 2012, there were approximately 263 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

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

Sales of Unregistered Securities

From January 1, 2011 to December 31, 2011, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
January 2011	Common Stock	4,166,667	$125,000 Equity Investment; no commissions paid	Rule 506, Section 4(2)	Equity conversion At $.03 per share
January 2011	Common Stock	866,667	$25,000 Equity Investment; no commissions paid	Rule 506, Section 4(2)	Equity conversion At $.03 per share
March 2011	Common Stock	9,820,666	$491,000 Equity Investment; HighCom acquisition	Rule 506, Section 4(2)	Equity conversion At $.05 per share
April 2011	Common Stock	800,000	$24,000 Equity Investment; no commissions paid	Rule 506, Section 4(2)	Equity conversion At $.03 per share
May 2011	Common Stock	1,000,000	$50,000 (bonus for services as officer)	Rule 506, Section 4(2)	Not applicable
May 2011	Common Stock	3,333,333	$100,000 (for services)	Rule 506, Section 4(2)	Equity conversion At $.03 per share

June 2011	Common Stock	2,889,617	$86,689 Debt Conversion	Rule 506, Section 4(2)	Debt conversion At $.03 per share
June 2011	Common Stock	4,782,915	$143,487 Debt Conversion	Rule 506, Section 4(2)	Debt conversion At $.03 per share
June 2011	Common Stock	140,029	$4,201 Debt Conversion	Rule 506, Section 4(2)	Debt conversion At $.03 per share
August 2011	Common Stock	500,000	$25,000 Equity Investment; Acquisition of Acer Defense	Rule 506, Section 4(2)	Equity conversion At $.03 per share
September 2011	Common Stock	500,000	$15,000 (convertible note settlement fee)	Rule 506, Section 4(2)	Not applicable
September 2011	Common Stock	1,500,000	$45,000 (convertible note settlement fee)	Rule 506, Section 4(2)	Not applicable

September 2011	Common Stock	4,000,000	$40,000 (convertible note settlement fee)	Rule 506, Section 4(2)	Not applicable

From January 1, 2011 to December 31, 2011, we had no sales or issuances of unregistered promissory notes or common stock purchase warrants, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
January 2011	Common Stock Purchase Warrants	6,250,00	Services rendered; No commissions paid	Section 4(2)	Five year warrants Exercisable at $.05 per share

January 2011	Notes	$434,025 Principal Amount	Accounts payable Totaling $434,025 0owed to directors and Legal counsel; no commissions paid	Section 4(2)	Notes payable on demand; convertible at $.05 per share
February 2011	Notes (1)	$160,000 in principal	$160,000	Section 4(2)	Notes due August 31, 2011 which were later extended to March 31, 2012

March 2011	Notes (2)	$300,000 in principal	$300,000	Section 4(2)	Notes due March 3, 2012

June 2011	Notes (3)	$300,000 in principal	$300,000	Section 4(2)	Notes due June 2012

November 2011	Notes (4)	$500,000 in principal	$500,000	Section 4(2)	Notes due November 2012

(1)
Notes were accompanied by Common Stock Purchase Warrants to purchase 8,000,000 shares of Common Stock originally exercisable at $.03 per share and currently exercisable at $.01 per share through November 2018.

(2)
Notes were accompanied by Common Stock Purchase Warrants to purchase 9,000,000 shares of Common Stock originally exercisable at $.08 per share and currently exercisable at $.01 per share through November 2018.

(3)
Notes were accompanied by Common Stock Purchase Warrants to purchase 12,335,000 shares of Common Stock originally exercisable at $.06 per share and currently exercisable at $.01 per share through November 2008.

(4)	Notes were accompanied by Common Stock Purchase Warrants to purchase 75,000,000 shares of Common Stock, currently exercisable through November 2018.

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

In March 2011, BlastGard’s management team officially assumed operational control of HighCom.  Since this time we have accomplished a number of key compliance tasks and finalized manufacturing agreements with several key partners.  As stated in the paragraph above, BlastGard has received official communication from the U.S. State Department that HighCom’s export authority has been reinstated. In addition to this, BlastGard has completed registration through both the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security ("BSI"). The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits.  BlastGard management has been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review and HighCom has been recommended for continuing ISO certification which should be completed by the end of March 2012.  BlastGard has also made significant personnel changes within HighCom and restructuring of operating locations and costs. BlastGard achieved a 30% reduction in HighCom’s operating expenses in the second half of 2011.

Since the completion of our acquisition of HighCom, the Company has focused its employee time and capital resources primarily on the development of the business of HighCom. We expect future results of operations to show the benefits of these changes.  For the year ended December 31, 2011, our results of operations will include revenues and expenses of HighCom Securities from March 4, 2011.

Results of Operations

Year Ended December 31, 2011 vs. 2010

Since the acquisition of HighCom Security in January 1022, we have worked to rebuild the HighCom sales.  Our first sales in HighCom started in July 2011 and have increased each month.  Occasional sales of BlastWrap and receptacles have continued in BlastGard.  For fiscal 2011, we recognized sales of $334,209 and a gross profit of $72,160, as compared to sales of $87,994 and a gross profit of $23,033 for the comparable period of the prior year.

For fiscal 2011, our overall operating and non operating expenses, increased due to the acquisition of HighCom and increased financing costs.  We have worked to reduce operating costs in HighCom but we still had to recognize the costs of increased staff and facilities.  Financing cost increased due to interest and amortization of debt discount and a loss on derivative liability. See the pro forma results included in footnote 10 of the financial statements and “Recent Developments” under Item 7 following “Liquidity and Capital Resources.”

Our net loss for fiscal 2011 was $3,872,185 as compared to $467,613 for the comparable period of the prior year.

Liquidity and Capital Resources.

At December 31, 2011, we had cash of $253,221, accounts receivable of $26,178, a retained deficit of $(17,540,517) and shareholder equity of $(2,794,539). At December 31, 2011, we owed $2,429,454 in principle and interest on notes payable and $1,370,246 in payables and accruals.  Our 2006 Debt was retired in January 2011 pursuant to a settlement agreement described below. During 2011, net cash was used in operating activities of $(1,034,752). This resulted primarily from our net loss of $(3,872,185), partially reduced by a stock based compensation non-cash charges of $577,944 and an amortization of debt discount of $1,558.942.  During 2011, net cash was used in investing activities of $(8,879) and net cash provided by financing activities was $1,250,461.

At December 31, 2010, we had cash of $46,382, accounts receivable of $342, a retained deficit of $13,668,332 and shareholder equity of $(1,051,997). At December 31, 2010, we owed $322,743 in principle and interest pursuant to our December 2004 Debt and $355,000 in principal pursuant to our June 2006 Debt, which June 2006 Debt was retired in January 2011 pursuant to a settlement agreement described below. During 2010, net cash was used in operating activities of $(99,914). This resulted primarily from our net loss of $463,613, partially reduced by a stock based compensation non-cash charge of $50,000 and an increase in accounts payable and accruals of $307,622.  During 2010, net cash was used in investing activities of $24,423, primarily payments for deferred costs.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at December 31, 2011.  These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company has a plan of financing to obtain cash to finance its operations through the sale of equity and debt borrowing.  We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern.  In this respect, see “Note 1 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

On January 25, 2011, BlastGard settled the 2006 debt (subordinated convertible promissory notes) for $130,000 to pay off the debt and the accrued interest at a discount, eliminate all claims to equity and warrants by the Lenders and free up the unissued shares.

To date, we have relied on management’s ability to raise capital through equity and debt private placement financings to fund our operations. We also have relied on borrowings from our Chief Executive Officer/Chief Financial Officer who has loaned the Company approximately $11,000 during 2010 which was subsequently paid back and from our financial institution with a personal guaranty of our Chief Executive Officer/Chief Financial Officer, in the amount of approximately $91,000 as of December 31, 2011.  We anticipate that our current and future liquidity requirements will arise from the need to finance our operations, accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital from the sale of equity and/or debt securities. We estimate that we will require between $2.0 million and $2.5 million in additional financing and cash flow from operations to support our operations and to meet our debt obligations as they become due and payable over the next 15 months of operations. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

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

BlastGard also agreed to an earnout consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue reaches certain goals.  BlastGard management believes that the revenues goals are, subject to available financing to remain as a going concern, very achievable and have valued the contingent consideration at 68% of the market price at the time of the agreement.

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

Alpha Capital Aktiengesellschaft, a holder of 2004 Debt, loaned us $160,000 in February 2010 , an additional $300,000 in March 2011, an additional $300,000 in June 2011 and an additional $500,000 in November 2011 pursuant to secured convertible promissory notes convertible. See “Item 5.”

At December 31, 2011, we had convertible secured debt of $1,430,692. The secured debt has mandatory redemption provisions. A large portion of the secured debt provides that in the event (i) the Company is prohibited from issuing Conversion Shares, (ii) upon the occurrence of any other Event of Default (as defined in the Transaction Documents), that continues beyond any applicable cure period, (iii) a Change in Control (as defined below) occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any Subsidiary, then at the Secured Debt Holder’s  election, the Company must pay to the Secured Debt Holder not later than ten (10) days after request by such Secured Debt Holder, a sum of money determined by multiplying up to the outstanding principal amount of the Note designated by the Secured Debt Holder, at the Secured Debt Holder’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the thirty days preceding the date demand is made by Secured Debt Holder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due under the Transaction Documents ("Mandatory Redemption Payment"). The Mandatory Redemption Payment must be received by the Secured Debt Holder on the same date as the Conversion Shares otherwise deliverable or within ten (10) days after request, whichever is sooner ("Mandatory Redemption Payment Date"). Upon receipt of the Mandatory Redemption Payment, the corresponding Note principal, interest and other amounts will be deemed paid and no longer outstanding.  The Secured Debt Holder may rescind the election to receive a Mandatory Redemption Payment at any time until such payment is actually received.  Liquidated damages calculated that have been paid or accrued for the ten day period prior to the actual receipt of the Mandatory Redemption Payment by such Secured Debt Holder shall be credited against the Mandatory Redemption Payment provided the balance of the Mandatory Redemption Payment is timely paid.  “Change in Control” is defined as  (i) the Company  becoming a Subsidiary of another entity (other than a corporation formed by the Company for purposes of reincorporation in another U.S. jurisdiction), (ii) the sale, lease or transfer of substantially all the assets of the Company or any Subsidiary, (iii) a majority of the members of the Company’s board of directors as of the Closing Date no longer serving as directors of the Company, except as a result of natural causes or as a result of hiring additional outside directors in order to meet appropriate stock exchange requirements, or (iv) Michael Gordon, the Chief Executive Officer of the Company is no longer serving as Chief Executive Officer unless prior written consent of the Secured Debt Holder had been obtained by the Company.  The foregoing notwithstanding, the Secured Debt Holder may demand and receive from the Company the amount stated above or any other greater amount which the Secured Debt Holder is entitled to receive or demand pursuant to the Transaction Documents.

In connection with the aforementioned loan transactions, we also issued to our Secured Debt Holder warrants to purchase 104,333,335 shares of the Company’s Common Stock, which warrants are currently exercisable at an exercise price of $.01 per share, which exercise price is subject to adjustment pursuant to the provisions of the warrant. In the event a fundamental transaction occurs as defined in the warrants, which includes without limitation any person or group acquiring 50% of the aggregate Common Stock of the Company, then the holder of the warrants may have the right to have the warrants redeemed at a price equal to the Black-Scholes value of said warrants.

The most recent subscription agreement dated in November 2011 pursuant to which the Secured Debt Holder advanced financing to the Company included a 12-months right of first refusal, a most favored nations provision which may result in additional securities being issued to the Secured Debt Holder and prohibitions against filing a registration statement with the Securities and Exchange Commission without the Secured Debt Holder’s consent. The aforementioned provisions that have been agreed to with our Secured Debt Holder may make it very difficult or impossible in the future to obtain additional financing for the Company to support its operations and remaining a going concern.  See “Risk Factors.”

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Registrant's management concluded, as of the end of the period covered by this report, that the Registrant's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant's internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Registrant's financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

*         Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Registrant's assets;

*         Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

*         Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Registrant's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2011 we purchased HIghCom Securities, Inc..  The purchased subsidiary had its own system of internal controls which need to conform to the parent’s.  Management has been implementing controls to assist with the consolidation of the various entities.  There have been and will be significant change in the internal control over financial reporting, while our Company evolves, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

Not Applicable.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
BlastGard International, Inc.

I have audited the consolidated balance sheets of BlastGard International, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficit, and consolidated cash flows for the years then ended. These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on our audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of BlastGard International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and has used significant cash in support of its operating activities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA
Palm Harbor, Florida
March 28, 2012

BlastGard International Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets
Current assets
Cash	$253,221	$46,382
Accounts receivable, net	26,178	342
Inventory	523,557	51,290
Prepaid and other current assets	1,897	-
Net related party loans receivable from acquisition	181,138	-
Prepaid expenses	-	-
Total current assets	985,991	98,014

Property & equipment, net of accumulated
depreciation of $236,533 and $75,700, respectively	100,462	64
Intangible property, net of accumulated
amortization of $500,000 and $4,642, respectively	476,524	24,344
Deferred patent costs	209,896	203,535
Investments	112,832	-
Goodwill	2,061,649	-
Deposits	6,544	300
Total Assets	$3,953,898	$326,257

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,034,237	$249,087
Accrued expenses	444,979	385,094
Current portion notes payable	1,820,485	729,652
Loans and notes payable, related parties	-	14,421
Total current liabilities	3,299,701	1,378,254

Contingent liability	1,238,781	-
Derivative liability, net	1,709,955	-
Notes payable, net of current portion	500,000	-
Total liabilities	6,748,437	1,378,254

Stockholders' Deficit
Preferred Stock:
Preferred Stock, 1,000,000 shares authorized;
$100 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized; 90,386,036 and 56,086,142 shares
issued and outstanding, respectively	90,386	56,086
Additional paid-in capital	14,694,710	12,560,249
Minority interest	(39,118)	-
Accumulated deficit	(17,540,517)	(13,668,332)
Total stockholders' deficit	(2,794,539)	(1,051,997)

Total Liabilities and Stockholders' Deficit	$3,953,898	$326,257

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statement of Operations

	For the Year Ended
	December 31,
	2011	2010

Revenues	$334,209	$87,994
Direct costs	262,049	64,961

Gross Profit	72,160	23,033

Operating expenses:
General and administrative	1,492,887	397,210
Research and Development	40,737	945
Amortization and depreciation	257,180	2,189
Total operating expenses	1,790,804	400,344

Operating loss	(1,718,644)	(377,311)

Non-operating activity
Other income (expense)	(36,073)	(671)
Gains (losses) on settlement of debt	248,754	-
Gain (loss) on derivative liability	(634,467)	-
Gain (loss) on settlement of assets	(34,676)
Interest expenses	(1,712,241)	(85,631)
Total other income (expense)	(2,168,703)	(86,302)

Loss before income taxes and minority interests	(3,887,347)	(463,613)

Minority interest loss, net of tax	(15,162)
Provision for income taxes	-	-

Net loss	$(3,872,185)	$(463,613)

Earnings (loss) per share:
Basic	$(0.05)	$(0.01)
Dilutive	$(0.05)	$(0.01)

Weighted average shares outstanding
Basic	78,243,689	50,983,402
Dilutive	78,243,689	50,983,402

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.

Consolidated Statement of Stockholders' Deficit

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	shares	Par	Capital	Interest	Deficit	Deficit

Balance at December 31, 2009	50,086,142	50,086	12,351,249	-	(13,204,719)	(803,384)

Board member compensation	500,000	500	49,500			50,000
Sale of stock	5,500,000	5,500	159,500			165,000
Net loss					(463,613)	(463,613)

Balance at December 31, 2010	56,086,142	56,086	12,560,249	-	(13,668,332)	(1,051,997)

Sale of stock	5,833,334	5,833	169,167			175,000
Stock issued for acquisition of HighCom Security	9,820,666	9,821	481,179			491,000
Stock issued for conversion of debt	7,812,561	7,813	226,564			234,377
Stock issued for consulting	10,333,333	10,333	239,667			250,000
Stock issued for Acer payable	500,000	500	24,500			25,000
Options issued for compensation			327,944			327,944
Record discount on new loans			665,440			665,440
Reclassify minority interest				(23,956)		(23,956)
Net loss				(15,162)	(3,872,185)	(3,887,347)

Balance at December 31, 2011	90,386,036	$90,386	14,694,710	(39,118)	(17,540,517)	$(2,794,539)

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statement of Cash Flows

	For the Year Ended
	December 31,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(3,872,185)	$(463,613)
Adjustment to reconcile Net Income to net
cash provided by operations:
Minority interest loss	(15,162)
Depreciation and amortization	257,180	2,189
Amortization of debt discount	1,558,942
Discount on debt
Stock given for interest	250,000
Other stock comp	327,944	50,000
Gain on conversion of debt	(248,754)
Gain on disposal of equipment	34,676
gain on derivative	634,467
Changes in assets and liabilities:
Accounts receivable	59,273	(342)
Note receivable	229,416	-
Inventory	(29,548)	15,836
Other operating assets	80,285	517
Accounts payable and accruals	(273,365)	307,622
Related party loans	(27,921)	(12,123)
Net Cash Used in Operating Activities	(1,034,752)	(99,914)

Cash Flows from Investing Activities:
Purchase of property and equipment	(7,175)	-
Payments for deferred costs	(6,429)	(24,423)
Proceeds from sales of assets and intangibles	3,900	-
Cash purchased	834	-
Net Cash Used in Investing Activities	(8,870)	(24,423)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	175,000	165,000
Proceeds from issuance of note payable	1,260,000	-
Net proceeds from line of credit	-	3,980
Repayments of notes payable	(184,539)	-
Net Cash Provided by Financing Activities	1,250,461	168,980

Net increase in Cash	206,839	44,643

Cash at beginning of period	46,382	1,739

Cash at end of period	$253,221	$46,382

Supplemental cash flow information:
Interest paid	$76,233	$22,960
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BLASTGARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

The Company went public through a shell merger on January 31, 2004.  On March 31, 2004, the Company changed its name to BlastGard International, Inc.

Principles of Consolidation

These consolidated financial statements include the assets and liabilities of BlastGard International, Inc. and its subsidiaries, HighCom Security Inc. and BlastGard Technologies, Inc. as of December 31, 2011 and 2010, after the date of acquisition.  All material intercompany transactions have been eliminated.

BlastGard Technologies Inc. was formed in 2003 as a Florida Corporation. The Company has been inactive during 2011 and 2010.

HighCom Security, Inc. (“HighCom”) was organized as a California corporation in 1997 and designs, manufactures and distributes a unique range of security products and personal protective gear, personal protective gear to distributors, local governments, military units and international organizations.  The Company has a sales office in Colorado, a manufacturing facility in Ohio and administrative offices in Clearwater Florida.  The company was purchased on January 25, 2011. Activity of HighCom is included as the date of the acquisition.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred recurring losses and has used significant cash in support of its operating activities.  These factors, among others, may indicate that the Company may be unable to continue as a going concern.

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

BLASTGARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considered all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at December 31, 2011.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers (mostly government agencies) based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of December 31, 2011 and 2010, management believes an allowance for uncollectible accounts in the amount of $28,228 and $3,873 was adequate, respectively.

BLASTGARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Inventory

Inventory was stated at the lower of cost (first-in, first-out) or market.  Market was generally considered to be net realizable value.  Inventory consisted of materials used to manufacture the Company’s BlastWrap® product and finished goods ready for sale.  The breakdown of inventory at December 31, 2011 and 2010 was as follows:

	2011	2010

Finished goods	$33,824	$33,920
Materials and supplies	489,733	17,370

Total inventory	$523,557	$51,290

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

BLASTGARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Research and Development

Research and development costs were expensed as incurred.

Advertising

Advertising costs were expensed as incurred. Advertising costs of $29 and $0 were incurred during the years ended December 31, 2011 and 2010, respectively.

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

Loss per Common Share

Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of December 31, 2011, there were 8,550,000 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive. In addition, at December 31, 2011 the Company had 104,333,335 warrants outstanding issued in connection with convertible promissory notes and stock sales that were also excluded because they were anti-dilutive.

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

BLASTGARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

(2)	Property and Equipment

Property and equipment consisted of the following at December 31:

	2011	2010
Equipment	$124,398	$60,707
Furniture	15,057	15,057
Moulds	45,060
Test	79,665

Gross property	359,730	75,764
Less accumulated depreciation	(259,268)	(75,700)

	$100,462	$64

Depreciation expense totaled $74,360 and $256, respectively, for the years ended December 31, 2011 and 2010.

BLASTGARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

(3)	Notes Payable

              Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consisted of the following at December 31, 2011 and 2010:

At December 31, 2011, all warrants associated with the above debt had expired.

	December 31, 2011	December 31, 2010
$500,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
discount of $0	$-	$150,166

$93,097 convertible promissory note (1/4 of
previous outstanding notes) issued December
2, 2004, due November 30, 2009, 8% interest
Net of unamortized discount of $0	108,338	93,096

$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
discount of $0	17,325	17,325

$50,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
discount of $0	-	15,241

$10,000 convertible promissory note issued
December 2, 2004, due on November 30, 2009,
8% annual interest rate, net of unamortized
discount of $0	-	3,464

$500,000 convertible promissory note issued
November 10, 2011, due on February 10, 2013
12% annual interest rate, net of unamortized
discount $0	500,000	-
	125,663	279,292

Less: current maturities	(125,663)	(279,292)
	$500,000	$-

BLASTGARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
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

Conversion of Accrued Expenses.

On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025.30 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Note holder(s) discretion. On May 3, 2011, BlastGard’s Board of Directors ratified, adopted and approved $100,000 in additional compensation to Michael J. Gordon as CEO, of which $50,000 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion and $50,000 issued in Common Stock at $.05 per share.

BLASTGARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The 2011 convertible promissory notes consisted of the following at September 30, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
$160,000 convertible promissory note issued
February 3, 2011, due on August 3, 2011,
6% annual interest rate, net of unamortized
Discount of $30,055	$79,945	$-

$300,000 convertible promissory note issued
March 3, 2011, due on March 3, 2012,
6% interest, net of unamortized
discount of $80,984	219,016	-

$300,000 convertible promissory note issued
June 16, 2011, due on June 17, 2012,
6% annual interest rate, net of unamortized
Discount of $28,934	271,066	-

$210,000 convertible promissory note issued
January 31, 2011, due on September 30, 2011,
6% annual interest rate, net of unamortized
Discount of $24,331	185,669	-

$160,000 convertible promissory note issued
January 31, 2011, due on 1/31/2012,
6% annual interest rate, net of unamortized
Discount of $37,699	122,301	-

$67,025 convertible promissory note issued
January 31, 2011, due on September 30, 2011,
6% annual interest rate, net of unamortized
Discount of $10,192	56,833	-
	934,830	-
Less: current maturities	(934,830)	-
	$-	$-

BLASTGARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

The Company has a line of credit with a local bank.  The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans.  Two of these loans are not transferable and all have been called by the lenders.  The revolving credit facilities consist of the following at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010

$100,000 line of credit from Regions Bank,		-
interest only at 8% annually, due on demand	$88,968	$95,360

$450,000 line of credit from Fifth Third Bank,
interest only at prime + % annually, due on demand	434,011	-

$150,000 revolving credit card facility with Wells Fargo Bank,
interest only at prime + % annually, due on demand	148,376	-

$50,000 revolving credit card facility with California Bank
& Trust (non-assumable), interest only, due
on demand	49,750	-

Three credit card accounts with major financial institutions varying monthly minimum payments including interest
due on demand	38,887	-
	759,992	95,360
Less: current maturities	(759,992)	(95,360)
	$-	$-

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

BLASTGARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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

The Company’s subordinated, convertible promissory notes payable consist of the following:

	December 31, 2011	December 31, 2010
$600,000 subordinated, convertible promissory note
issued June 22, 2006, due on June 22, 2008,
8% annual interest rate, net of unamortized
discount of $0 and $0, respectively	$-	$355,000
	-	355,000

Less: current maturities	-	(355,000)
	$-	$-

(5)	Detachable common stock warrants issued with convertible and subordinated convertible promissory notes

The company has issued warrants with convertible promissory notes, the sale of stock and consulting agreements throughout the years. For the year ended December 31, 2010 there was approximately 16,750,000 warrants, valued at approximately $485,000, outstanding. During the year ended December 31, 2011 all outstanding warrants from the December 31, 2010 expired and approximately 104,333,000 warrants, valued at approximately $3,016,000, were issued as part of promissory notes made during the year ended December 31, 2011.

To value the warrants issued the Company used the Black-Scholes model. The assumptions used to value the warrants in the Black-Scholes model for the year ended December 31, 2011 are shown in the table below.

Risk-free interest rate	1.450%
Dividend yield	0.00%
Volatility factor	336.1%
Weighted average expected life	4.0 years

(6)	Shareholders’ Deficit

Preferred stock

The Company was authorized to issue 1,000,000 shares of $.001 par value preferred stock.  The Company may divide and issue the Preferred Shares in series.  Each Series, when issued, shall be designated to distinguish them from the shares of all other series. The relative rights and preferences of these series include preference of dividends, redemption terms and conditions, amount payable upon shares of voluntary or involuntary liquidation, terms and condition of conversion as well as voting powers.

Common stock issuances

In February, 2010, the two non-officer directors received 250,000 shares of common stock each in exchange for $25,000 each in services to the board.

In December 2010, an unrelated party received 5,500,000 shares of common stock in exchange for an investment of $165,000.

In January 2011, an unrelated party received 4,166,667 shares of common stock in exchange for an investment of $125,000.

In March 2011 BlastGuard issued 9,820,666 shares of common stock valued at $491,000 to Rimberg Trust in exchange for the acquisition of HighCom Security.

In 2011 Phoenix Alliance Corp., a related party received 1,666,667 shares of common stock in exchange for an investment of $50,000.

A total of 10,333,333 shares of common stock valued at $250,000 were issued during 2011 for services.

In June 2011, BlastGuard converted $234,377 of convertible notes and interest into 7,812,561 shares of common stock.

BLASTGARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

In August 2011 BlastGuard issued 500,000 shares of common stock valued at $25,000 to the stock holders of Acer Defense as in exchange for the acquisition of Acer Defense products.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees.

Options were granted at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant. During the years ended December 31, 2011 and 2010 6,550,000 and zero options were granted no options expired or expired when sales goals were not met.

There were no net cash proceeds from the exercise of stock options for the twelve months ended December 31, 2011 or 2010.  At December 31, 2011, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity as of and for the twelve months ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2011	2,850,000	$0.10	1.0 years
Granted	6,550,000	$0.03	5.0 years
Exercised	-	-
Forfeited/expired/cancelled	(900,000)	0.10

Options Outstanding – December 31, 2011	8,500,000	$0.048	4.8 years		$-

Outstanding Exercisable – January 1, 2011	2,850,000	$0.10	1.0 years	$
Outstanding Exercisable – December 31, 2011	8,500,000	$0.048	4.8 years		$-

The total grant date fair value of options vested during the twelve months ended December 31, 2011 and 2010 was $327,944 and $0, respectively.

The following table represents our non-vested stock option activity for the twelve months ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options - January 1, 2011	-	$-
Granted	-	-
Vested
Forfeited/expired/cancelled	-	-

Nonvested Options – December 31, 2011	-	$-

(6)         Related Party Transactions

During the twelve months ended December 31, 2011, the Company repaid approximately $6,500 against its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. As of December 31, 2011 approximately $89,000 was owed pursuant to the line of credit, inclusive of interest.

BLASTGARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

(7)         Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	December 31, 2011	December 31, 2010
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of Federal	3.6%	3.6%
Permanent book-tax differences	0%	(0.03%)
Net operating loss (NOL) for which no tax benefit was available.	-37.6%	-37.57%

Net tax rate	0.00%	0.00%

At December 31, 2011, deferred tax assets consisted of a net tax asset of approximately $6,485,000, due to operating loss carryforwards of approximately $17,233,000, which was fully allowed for, in the valuation allowance of $6,485,000.  The valuation allowance offsets the net deferred tax asset for which it was more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the years ended December 31, 2011 and 2010 totaled approximately $1,334,000 and $176,000 respectively.  The current tax benefit also totaled $1,334,000 and $176,000 for the years ended December 31, 2011 and 2010, respectively.  The net operating loss carryforwards expire through the year 2031.

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

(8)         Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”).  At December 31, 2011, the Company had no funds in excess of the FDIC insurance limits.

BLASTGARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

(9)         Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Office Lease

The Company entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida.  Rental payments under the lease were $300 per month on a month to month basis.  Rent expense for 2011 and 2010 was approximately $3,600 and $3,600 respectively.

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

BLASTGARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At December 31, 2010, the Company was in arrears on the final twelve monthly payments on the settlement.

(10)         Acquisition of HighCom Security, Inc.

On January 25, 2011, the Company purchased 98.2% of the outstanding stock in HighCom Security, Inc. (HighCom) from an unrelated party for cash, stock common and preferred stock to be paid out at certain milestones.  As of the signing of the agreement, BlastGard International, Inc. immediately assumed the operations of HighCom and started to provide financing for the operations while a definitive agreement is drawn up over the next 90 days.

HighCom is a worldwide security equipment provider based in San Francisco, California. HighCom designs, manufactures and distributes a unique range of security products and personal protective gear. BlastGard issued a note payable in the amount of $196,400 and 9,820,000 shares of common stock as initial consideration and promised up to another $98,200 in cash and 34,370,000 shares of common stock based on a pro-rata basis if revenue reaches certain goals.  BlastGard management believes that the revenues goals are very achievable and have valued the contingent consideration at 68% of the market price at the time of the agreement. On March 4, 2011, the transaction closed.

BLASTGARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

BlastGard International, Inc. accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning after December 15, 2008 (formerly SFAS No. 141R, Business Combinations).  As such, the recorded assets and liabilities acquired were recorded at fair value and any difference in the net asset values and the consideration given was recorded as a gain on acquisition or as goodwill. The actual values as of the date of agreement are as follows:

Cash	$278
Accounts receivable	85,109
Contract performance bonds	50,500
Refundable taxes	-
Inventory	229,132
Prepaid expenses	6,035
Fixed assets	206,159
Investments	112,764
Deposits	31,891
Due from seller	303,356
Related party loans	107,198
Customer lists	500,000
Website	80,000
Goodwill	2,653,118
$4,365,540

Accounts payable	$1,282,234
Accrued expenses	382,819
Short-term loans	45,209
Bank line of credit	454,835
Credit card line 1	150,726
Credit card line 2	49,750
Credit card line 3	24,922
Credit card line 4	9,514
Credit card line 5	47,910
Credit card line 6	1,896
Due to BlastGard	3,500
Loan from related party	10,000
Minority interest	(23,956)
Acquisition note	196,400
Contingent liability	1,238,781
Stock given at closing	491,000
Total liabilities assumed and consideration given	$4,365,540
-

Goodwill was subsequently reduced for changes in the valuation of inventory and liabilities acquired.

Pro forma results of operations for the years ended December 31, 2011 and 2010 as though this acquisition had taken place at January 1, 2010 are as follows:

	Years ended December 31,
	2011	2010

Revenues	$576,613	$5,512,174

Net loss	$(3,872,185)	$(999,172)

EPS	$(0.05)	$(0.02)

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on January 1, 2010.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has a Board of Directors which is currently comprised of four members and three vacancies in our Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of our Board of Directors and our executive officers and their respective age and position are as follows:

Name	Age	Position with Registrant	Director of Registrant Since

Andrew R. McKinnon	64	Director	October 2007
Keith Brill	34	Director	October 2011
Michael J. Gordon (1)	54	CEO, CFO, Director	January 2004
Michael L. Bundy	32	COO of HighCom	March 2011
Paul W. Henry	64	Director	February 2010
Solomon Mayer	58	Director	October 2011

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

Keith Brill – In October 2011, Keith Brill was appointed to fill a vacancy on the board of directors. Mr Brill is a financial executive and management consultant with comprehensive experience in financial management and analysis, operational effectiveness, and IT finance. He is the Managing Director of The Brill Group, LLC, a strategy and management consulting firm established in 2011, that provides corporate finance and operations advisory services.  Mr. Brill is also a member of the Board of Directors of Liberty Star Uranium & Metals Corp. (OTCBB: LBSR) and Ironwood Gold Corp. (OTCBB: IROG), positions he has held since December, 2009 and August, 2011, respectively.  In 2010, he was the CFO / CIO of AmTrust Realty Corp., a New York-based commercial real estate firm.  From 2006 to 2009, Mr. Brill was a financial and IT consultant with PA Consulting Group, Inc., a leading global consulting firm, working in both its Financial Services and Information Technology Practices.  He has provided multinational Fortune 500 companies with consulting advice on topics including cost reduction, IT outsourcing, regulatory compliance, and performance benchmarking. Mr. Brill received an International Master of Business Administration (IMBA) from the Moore School of Business, University of South Carolina in May 2005. He graduated from the South Carolina Honors College, University of South Carolina in May 2003 with a Bachelor of Science, magna cum laude, major in Economics and Finance, minor in Spanish. Mr. Brill's extensive business, financial, management and leadership experience in a variety of industries and development stage enterprises particularly qualifies him for service on the Company's Board.

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

Solomon Mayer - In October 2011, Solomon Mayer was appointed to fill a vacancy on the board of directors. Mr. Mayer has been President and CEO of Mooney Aviation Company since 1999, which was founded in 1929 and has delivered more than 11,000 aircraft worldwide. Mr. Mayer has held various executive level positions, and has successfully overseen several businesses from conception through profitability. He is a senior business executive with expertise in business relations, sales and marketing , corporate management and enterprise financial path growth and operation, purchasing and negations for multi-million dollar businesses and organizations in diverse industries both nationally and internationality.

He brings extensive experience in international connections with governments and private industry.  He has founded and established Overseas Trading, Incorporated and Far East Electronics Import/Export Corporation; corporations designed to import and export baked goods and electronics. His 35 year career in production sales and management in various different capacities in management and consulting will bring a lot of opportunities to our company.  As the Chief Executive Officer of Overseas Trading, Incorporated, Mr. Mayer played an integral part in marketing baking products to Wal-Mart, Shoprite, Pathmark and Pamida. His business strategies at Far East Electronics Import/Export Corporation led to the generation of $200 million in revenues within the span of five years.

Mr. Mayer created an international call center in India, successfully establishing and implementing a licensed international call service center in conjunction with government agencies in India, servicing the international world-wide market, while maintaining  competitive prices and quality control services included: collections, surveys, marketing and sales and served as the Director of Sales and Marketing for Sportswear, Inc. There, he was responsible for launching a hip-hop fashion line, creating sales strategies, and strategically placing factories to support the supply chain throughout the South-Alabama, Georgia, and Louisiana. His Vast experience in China, India, Brazil going back over 30 years was the pioneer in many new ventures that became very popular later on developing import export processes. He was responsible for development and expansion of new territories in Brazil and Argentina, by creating an assembly factory in a tax free zone working on a joint venture with the government in China thus generating 200 Million dollars in revenue within 5 years and also established a successful Import/Export business in a highly competitive industry.

Mr. Mayer serves on the board of directors and is President of Chai Lifeline, and is a board member of Mishkon and Laniado Hospital, organizations dedicated to assisting profoundly ill children. He is Vice President of International Medical Search Co., a non-profit medical referral organization. He also serves on the board of directors of Mooney Airplane Corporation, Premier Store Fixtures and Supreme Construction and Development.  He has excellent ability to hire, train and supervise a loyal and productive force in a high volume environment. He is a creative, entrepreneurial business leader with many skills and much knowledge. Mr. Henry's extensive business, financial, management and leadership experience in a variety of industries and development stage enterprises particularly qualifies him for service on the Company's Board.

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

•
Full Board - Risks and exposures associated with corporate governance, and management and director succession planning, strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

•
Audit Committee - Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

•	Compensation Committee - Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

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

Compensation Committee

In March 2007, our Board of Directors established a Compensation Committee and adopted a written charter. Our Compensation Committee consists of Andrew McKinnon, Solomon Mayer and one vacancy. Our Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from time to time; however, such functions shall, at a minimum, include the following:

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

Management Committee

In March 2007, our Board of Directors established a Management Committee and adopted a written charter. The members of our Management Committee consist of Paul W. Henry, Michael J. Gordon and Keith Brill. The charter includes, among other things, the following responsibilities of the Management Committee:

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

Audit Committee

The members of the Companys audit committee are Paul W. Henry and Keith Brill. Management believes that each audit committee member is an independent director and may be deemed to be a Financial Expert within the meaning of Sarbanes Oxley Act of 2002, as amended.

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

Communications with the Board

Stockholders may communicate with the Company by writing to: BlastGard International, Inc., Attention: Michael J. Gordon, 2451 McMullen Booth Road, Suite 242, Clearwater, FL 33759.  Communications received from stockholders are forwarded directly to the Board, or to any individual member or members, as appropriate, depending on the facts and circumstances outlined in the communication. The Board has authorized the Chief Executive Officer of the Company to exclude communications that are patently unrelated to the duties and responsibilities of the Board, such as spam, junk mail and mass mailings. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out by the Secretary pursuant to the policy will be made available to any non-management director upon request.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2011, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2011 and 2010 by (1) each person who served as the principal executive officer of the Company during fiscal year 2011; and (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2011 with compensation during fiscal year 2011 of $100,000 or more.

Name and Principal Position	Fiscal Year	Salary ($)			Bonus ($)	Stock Awards	Warrant/ Options Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2) (3)	Total ($)
Michael Bundy, COO	2011 2010	$ $	74,000 0	(4) (4)	$-0- -0-	-0- -0-	$ $	17,714 -0-	-0- -0-	-0- -0-	-0- -0-	$ $	91,714 0
Michael J. Gordon, CEO/CFO	2011 2010	$ $	96,000 96,000	(4) (4)	50,000 -0-	50,000 -0-	$ $	62,046 -0-	-0- -0-	-0- -0-	-0- -0-	$ $	258,046 96,000
___________

(1)
The options and restricted stock awards presented in this table reflect the full fair value as of the date of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

(4)
Salary includes commissions and accrued cash compensation. During fiscal 2011 and 2010, accrued salaries for Michael Bundy were $0 and $0, respectively.  During fiscal 2011 and 2010, accrued salaries for Michael Gordon were $0 and $96,000, respectively.

(5)
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

None of the outstanding common share purchase options or other equity-based awards granted to or held by any named executive officer in 2011 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2011.

Option Awards						Stock Awards
								Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexer- cised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael Bundy	300,000	0	0	$0.05	05/02/2015	0	0	0	0

Michael Gordon	1,250,000	0	0	$0.03	01/27/2016	0	0	0	0

Employment Agreements

Effective April 1, 2007, the Company entered into an employment agreement with Michael Gordon. This agreement terminated on March 31, 2011 and Mr. Gordon is currently serving as an "employee at will." Mr. Bundy Effective May 1, 2011, the Company entered into an employment agreement with Michael Bundy with base salary of $7,500 which increased to $9,583.33 in December 2011. During fiscal 2010 and 2009, Mr. Gordon’s salary of $8,000 per month accrued. At December 31, 2010, the Company owed accrued salary of $160,000 to Michael J. Gordon. For fiscal year 2011, Michael Gordon was paid his salary. As of December 31, 2011, the accrued salary of 2010 and 2009 was converted into a note payable on demand, subject to the noteholders' right to convert the notes into Common Stock at a conversion price of $.05 per share.  See "Item 13."

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION

Compensation

Prior to May 2007, no cash compensation has been paid to our Directors for any service provided as a Director. Directors may be reimbursed for all reasonable expenses incurred by them in conducting our business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.  On May 11, 2007, the non-employee directors were authorized by the Board to receive an annual cash fee of $11,000 and quarterly fees of $1,000 for 2007. No cash was paid to the directors during 2008, 2009, 2010 or 2011 as compensation. In January 2011, Andrew McKinnon and Paul Henry, both considered outside board members each received an option for 1,250,000 shares of restricted Common Stock as compensation for their services at an exercise price of $.03 per share. On December 20, 2010, Mr. McKinnon subscribed to purchase 16 shares of Series 1 Preferred Stock convertible into 1,666,667 shares of Common Stock at a purchase price of $50,000.  Mr. McKinnon also received 34 shares of Series 1 Preferred Stock convertible into 3,333,333 shares of Common Stock for services rendered in connection with the Company's acquisition of HighCom Security. Subsequently, Mr. McKinnon received 5,000,000 shares of Common Stock in lieu of the preferred shares which he was entitled to receive.

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

Summary of Director Compensation for 2011

The following table shows the overall compensation earned for the 2011 fiscal year with respect to each non-employee and non-executive director as of December 31, 2011.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Paul Henry Director (1)	$0	0	$25,000.00	0	0	-0-	$25,000
Andrew McKinnon Director (1)	$0	0	$25,000.00	0	0	-0-	$25,000

(1)	Includes an option for 1,250,000 shares of Common Stock with exercise price of $.03 and granted in January 2011 for serving on the Board of Directors.

(2)
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

(3)
The table does not reflect that on December 20, 2010, Phoenix Alliance Corporation (“Phoenix”), owned by one of our board members Andrew McKinnon, subscribed to purchase 16 shares of Series 1 Preferred Stock convertible into 1,666,667 shares of Common Stock at a purchase price of $50,000.  Phoenix also received 34 shares of Series 1 Preferred Stock convertible into 3,333,333 shares of Common Stock for services rendered in connection with the Company's acquisition of HighCom Security. Subsequently, Mr. McKinnon received 5,000,000 shares of Common Stock in lieu of the preferred shares which he was entitled to receive.

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

Awards

To date, no options to purchase common shares have been exercised under the 2005 Plan. Unless sooner terminated, the 2005 Plan will expire on November 30, 2015 and no awards may be granted after that date. It is not possible to predict the individuals who will receive future awards under the 2005 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2011 on the known benefits provided to certain persons and group of persons under the 2005 Plan (exclusive of options that terminated on or before December 31, 2011).

	Number of Shares subject to Options	Average exercise price ($) per Share	Intrinsic value of unexercised options at December 31, 2011
Andrew R. McKinnon, Director	1,625,000	0.046	-0-
Solomon Mayer, Director	0	0.00	-0-
Michael J. Gordon, CEO, CFO, Director	1,450,000	0.04	-0-
Michael Bundy, COO	300,000	0.05	-0-
Paul W. Henry, Director	1,250,000	0.03	-0-
Keith Brill, Director	0	0.00	-0-
Executive Officers as a group	1,550,000	0.34	-0-
Consultants, Legal Counsel, Former Employees	2,500,000	0.03	-0-
Non-employee Directors (four persons)	2,500,000	0.03	-0-

(1)
Intrinsic value is calculated by multiplying (a) the difference between the market value per share at December 31, 2011 (based upon a last sales price of $.01 per share) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 2, 2012 by our executive officers and directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage Outstanding (2)
Michael Bundy (3)	300,000	0.003%
Michael J. Gordon (4,9)	7,460,000	7.8%
Paul Henry (9)	1,815,000	2.0%
Andrew R. McKinnon (6,10)	11,562,500	12.6%
Solomon Mayer (5)	-0-	0.0%
Keith Brill (5)	-0-	0.0%
Includes all officers and directors as a group (6 persons)	21,137,500	22.2%
TangoPoint Partners, LLC (5)	9,666,667	10.7%
Robocheyne Consulting (7, 8)	10,950,419	12.1%
Alpha Capital Ansalt Pradafant 7 Furstentums 9490 Vaduz, Liechtenstein (11)	12,322,828	13.6%

________________________
(1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BlastGard® International, Inc. at 2451 McMullen Booth Road, Ste., 242, Clearwater, FL 33759.
(2)
Based upon 90,386,036 shares of Common Stock outstanding as of March 2, 2012, plus the amount of shares each person or group has the right to acquire under options, warrants, rights, conversion privileges, or similar obligations.

(3)	Includes options to purchase 300,000 shares of common stock.
(4)	Includes 1,525,000 shares of our common, 285,000 shares beneficially owned by his children and 4,200,000 shares of common stock issuable upon conversion of a $210,000 demand note at $.05 per share.
(5)	No options or warrants outstanding
(6)	Includes options to purchase 1,625,000 shares.
(7)	Includes derivative securities to purchase 3,608,262 shares included in notes.
(8)	Includes 4,158,823 shares of Common Stock issuable upon exercise of Warrants.
(9)	Includes options to purchase 1,450,000 shares of our common stock.
(10)	Includes 5,000,000 shares beneficially owned by his Company.
(11)
Based upon a Schedule 13G filed with the SEC on February 15, 2012. Does not include warrants to purchase 104,333,335 shares of Common Stock and notes in the principal amount of $1,260,000 convertible at $.01 per share, which securities contractually cannot be exercised or converted if the investor would beneficially own more than 9.99% of the Company’s Common Stock.

We do not know of any arrangement or pledge of its securities by persons now considered in control of us that might result in a change of control of us.

Equity Compensation Plan Information

The following summary information is as of March 2, 2012 and relates to our 2005 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)

Equity compensation Plans (1)	9,100,000	$.03	900,000

(1)	Our Plan has not been approved by stockholders.

Item 13.	Certain Relationships, Related Transactions and Director Independence

During the last two fiscal years ended December 31, 2011, we entered into the following transactions in which our current officers and directors had a material interest, exclusive of employment contacts described under Item 11 of Form 10-K for the fiscal year ended December 31, 2010, which are incorporated herein by reference.

(i) During the year ended December 31, 2011, the Company paid approximately $6,500 on its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. As of December 31, 2011, approximately $89,000 is owed pursuant to the line of credit.

(ii)  On December 20, 2010, the Board approved the following transactions which occurred in the first quarter of 2011: Mr. McKinnon subscribed to purchase 16 shares of Series 1 Preferred Stock convertible into 1,666,667 shares of Common Stock at a purchase price of $50,000.  Mr. McKinnon also received 34 shares of Series 1 Preferred Stock convertible into 3,333,333 shares of Common Stock for services rendered in connection with the Company's acquisition of HighCom Security. The Preferred Stock was replaced with 5,000,000 shares of Common Stock.

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

(iv) Phoenix Alliance Corporation (“Phoenix”), owned by one of our board members Andrew McKinnon, was engaged in April 2011 by BlastGard to operate as an independent contractor for all HighCom sales. Phoenix has set up a sales operation complete with CRM, telephone sales system and will cover all associated costs from daily operating expenses i.e. payroll costs, health costs, advertising and marketing costs, tradeshow costs etc. BlastGard’s COO Michael Bundy provided initial training to all independent contractors, including an overview process for regulatory compliance. BlastGard has agreed to assist Phoenix with initial start-up costs of $7,500 per month for 3 months and an implementation fee of $5,000 for an additional 3 months.  At the completion of the first six months, the relationship with Phoenix was terminated and Mr. Bundy set up sales operations within the Company.

Other Transactions

December 2004 Debt

In December 2004, we raised $1,420,000 from five investors in a convertible debt financing, and issued to the investors, secured convertible notes and common stock purchase warrants.  The notes each bear an interest rate of 8% per annum and are currently payable upon demand. The notes are secured by all of the Company’s assets until the notes have been fully paid or fully converted into common stock. As of December 31, 2011, $159,179 of principal and accrued interest is owed under these notes and $234,377 of principal and accrued interest thereon were converted into common stock during fiscal 2011.

The following table sets forth, with respect to each holder of December 2004 debt, the amount due under the convertible promissory note including interest as of December 31, 2011:

INVESTOR	2004 CONVERTIBLENOTES
AlphaCapital Aktiengesellschaft	$0
Steven Gold	$21,945
Asher Brand	$0
TRW Holdings PTY Limited	$19,309
Robocheyne Consulting Ltd.	$117,925
TOTAL	$159,179

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

The aforementioned notes and warrants were protected against dilution in the event of certain events including, without limitation, the sale of common stock below the applicable conversion or exercise price as the case may be.  The terms of the notes and the warrants have been adjusted over the years.

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

In connection with the 2006 Debt, the Company issued warrants to purchase an aggregate of 4,663,335 shares of Common Stock originally at various exercise prices. A total of 1,330,000 warrants expired unexercised on June 21, 2011 and 3,333,335 warrants expired unexercised on August 5, 2011.

2011 Debt

Alpha Capital Aktiengesellschaft, a holder of 2004 Debt, loaned us $160,000 in February 2010, an additional $300,000 in March 2011, an additional $300,000 in June 2011 and an additional $500,000 in November 2011 pursuant to secured convertible promissory notes convertible.

At December 31, 2011, we had convertible secured debt of $1,430,692. The secured debt has mandatory redemption provisions. A large portion of the secured debt provides that in the event (i) the Company is prohibited from issuing Conversion Shares, (ii) upon the occurrence of any other Event of Default (as defined in the Transaction Documents), that continues beyond any applicable cure period, (iii) a Change in Control (as defined below) occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any Subsidiary, then at the Secured Debt Holder’s  election, the Company must pay to the Secured Debt Holder not later than ten (10) days after request by such Secured Debt Holder, a sum of money determined by multiplying up to the outstanding principal amount of the Note designated by the Secured Debt Holder, at the Secured Debt Holder’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the thirty days preceding the date demand is made by Secured Debt Holder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due under the Transaction Documents ("Mandatory Redemption Payment"). The Mandatory Redemption Payment must be received by the Secured Debt Holder on the same date as the Conversion Shares otherwise deliverable or within ten (10) days after request, whichever is sooner ("Mandatory Redemption Payment Date"). Upon receipt of the Mandatory Redemption Payment, the corresponding Note principal, interest and other amounts will be deemed paid and no longer outstanding.  The Secured Debt Holder may rescind the election to receive a Mandatory Redemption Payment at any time until such payment is actually received.  Liquidated damages calculated that have been paid or accrued for the ten day period prior to the actual receipt of the Mandatory Redemption Payment by such Secured Debt Holder shall be credited against the Mandatory Redemption Payment provided the balance of the Mandatory Redemption Payment is timely paid.  “Change in Control” is defined as  (i) the Company  becoming a Subsidiary of another entity (other than a corporation formed by the Company for purposes of reincorporation in another U.S. jurisdiction), (ii) the sale, lease or transfer of substantially all the assets of the Company or any Subsidiary, (iii) a majority of the members of the Company’s board of directors as of the Closing Date no longer serving as directors of the Company, except as a result of natural causes or as a result of hiring additional outside directors in order to meet appropriate stock exchange requirements, or (iv) Michael Gordon, the Chief Executive Officer of the Company is no longer serving as Chief Executive Officer unless prior written consent of the Secured Debt Holder had been obtained by the Company.  The foregoing notwithstanding, the Secured Debt Holder may demand and receive from the Company the amount stated above or any other greater amount which the Secured Debt Holder is entitled to receive or demand pursuant to the Transaction Documents.

In connection with the aforementioned loan transactions, we also issued to our Secured Debt Holder, warrants to purchase 104,333,335 shares of the Company’s Common Stockwhich warrants are currently exercisable  at an exercise price of $.01 per share, which exercise price is subject to adjustment pursuant to the provisions of the warrant. In the event a fundamental transaction occurs as defined in the warrants, which includes without limitation any person or group acquiring 50% of the aggregate Common Stock of the Company, then the holder of the warrants may have the right to have the warrants redeemed at a price equal to the Black-Scholes value of said warrants.

The most recent subscription agreement dated in November 2011 pursuant to which the Secured Debt Holder advanced financing to the Company included a 12-months right of first refusal, a most favored nations provision which may result in additional securities being issued to the Secured Debt Holder and prohibitions against filing a registration statement with the Securities and Exchange Commission without the Secured Debt Holder’s consent. The aforementioned provisions that have been agreed to with our Secured Debt Holder may make it very difficult or impossible in the future to obtain additional financing for the Company to support its operations and remaining a going concern.  See “Risk Factors.”

Purchase of HighCom Security, Inc.

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

Board Members Who Are Deemed Independent

Our board of directors has determined that Paul Henry, Keith Brill, and Solomon Mayer are each an “independent director.”  See “Audit Committee” under” Item 10” regarding the definition of an “independent director.”

Item 14.   Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.1	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

3.1(A)	Amendment to Articles of Incorporation (Incorporated by reference to Form 8-K dated August 2, 2011).

3.2	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

4.1	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.2	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

4.4
Security and Pledge Agreement between the Company and Barbara Mittman as collateral agent for the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.06 of the current report on Form 8-K filed December 3, 2004.)

4.5
Security and Pledge Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.07 of the current report on Form 8-K filed December 3, 2004.)

4.6
Collateral Agent Agreement among the Company, Barbara Mittman (the collateral agent) and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.08 of the current report on Form 8-K filed December 3, 2004.)

4.7
Guaranty Agreement between BlastGard Technologies, Inc. and Barbara Mittman as collateral agent for named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.09 of the current report on Form 8-K filed December 3, 2004.)

4.8	Form of Subscription Agreement between the Company and the named investor dated February 3, 2011. (Incorporated by reference to Exhibit 4.01 of our Form 8-K filed with the SEC on February 4, 2011.)

4.9	Form of Secured Convertible Promissory Note issued to the named investor. (Incorporated by reference to Exhibit 4.02 of our Form 8-K filed with the SEC on February 4, 2011.)

4.10	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.03 of our Form 8-K filed with the SEC on February 4, 2011.)

4.11	Form of Subscription Agreement between the Company and the named investor dated March 10, 2011. (Incorporated by reference to Exhibit 4.01 of our Form 8-K filed with the SEC on March 10, 2011.)

4.12	Form of Secured Convertible Promissory Note issued to the named investor. (Incorporated by reference to Exhibit 4.02 of our Form 8-K filed with the SEC on March 10, 2011.)

4.13	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.03 of our Form 8-K filed with the SEC on March 10, 2010.)

4.14	Form of Subscription Agreement between the Company and the named investor dated June 17, 2011. (Incorporated by reference to form 8-K filed June 23, 2011.)

4.15	Form of Secured Convertible Promissory Note issued to the named investor. (Incorporated by reference to form 8-K filed June 23, 2011.)

4.16	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to Form 8-K filed June 23, 2011.)

4.17	Form of Subscription Agreement between the Company and the named investor dated November 8, 2011. (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2011.)

4.18	Form of Secured Convertible Promissory Note issued to the named investor dated November 8, 2011. (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2011.)

4.19	Form of Class A Common Stock Purchase Warrant dated November 8, 2011. (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2011.)

10.1	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.2	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 31, 2004).

10.3	Left blank intentionally.

10.4	Left blank intentionally.

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

10.32	Amendment to Letter of Intent by and between the Issuer and HighCom Security Inc. (Incorporated by reference to Form 8-K filed March 10, 2011.)

21.1	Subsidiaries of Registrant*

31(a)	Rule 13a-14(a) Certification – Principal Executive and Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive and Principal Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

* Filed herewith.

Item 15. Principal Accountant Fees and Services

Audit and quarterly review fees.

On February 8, 2010, the Company dismissed our independent registered auditor, Cordovano and Honeck LLP of Englewood Colorado (“C & H”), based on their notification to us of their partner service limitation. We engaged Peter Messineo, CPA of Palm Harbor Florida, as our new independent registered auditor on February 10, 2010.  Mr. Messineo billed $10,000 and $8,000 for audit services in 2011 and 2010, respectively.  Review services, associated with the Company’s quarterly filings were $6,000 and $6,000 for 2011 and 2010, respectively.

There were no other fees billed by Peter Messineo during the last two fiscal years for related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no tax related fees billed by Peter Messineo during 2010 or 2009.

All Other Fees

In association with the audit of HighCom acquisition, fees totaled $12,000 by Peter Messineo in 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLASTGARD® INTERNATIONAL, INC.
Dated:	March 30, 2012
		By:	/s/ Michael J. Gordon
Michael J. Gordon
Principal Executive and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated:	March 30, 2012	By:	/s/ Andrew R. McKinnon
Andrew R. McKinnon
Director

Dated:	March 30, 2012	By:
Solomon Mayer
Director

Dated:	March 30, 2012	By:	/s/ Michael J. Gordon
Michael J. Gordon
Director, Principal Executive and Principal Financial Officer and Principal Accounting Officer

Dated:	March 30, 2012	By:	/s/ Paul Henry
Paul Henry
Director

Dated:	March 30, 2012	By
Keith Brill
Director