Form 10-Q
period 2012-03-31
BLASTGARD INTERNATIONAL INC
filed 2012-05-14
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
(March One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2012
OR

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes ☑  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 4, 2012 the issuer had 90,386,036 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$35,023	$253,221
Accounts receivable	13,752	26,178
Inventory	462,221	523,557
Prepaid and other current assets	701	1,897
Net related party loans receivable from acquisition	182,060	181,138
Prepaid expenses	5,471	-
Total current assets	699,228	985,991

Property & equipment, net of accumulated depreciation of $236,533 and $75,700, respectively	98,467	100,462
Intangible property, net of accumulated amortization of $500,000 and $4,642, respectively	426,333	476,524
Deferred patent costs	209,896	209,896
Investments	112,832	112,832
Goodwill	2,061,649	2,061,649
Deposits	6,558	6,544
Total Assets	$3,614,963	$3,953,898

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$952,714	$1,034,237
Accrued expenses	430,295	444,979
Current portion notes payable	1,962,622	1,820,485
Total current liabilities	3,345,631	3,299,701

Contingent liability	1,238,781	1,238,781
Derivative liability, net	327,225	1,709,955
Notes payable, net of current portion	430,567	500,000
Total liabilities	5,342,204	6,748,437

Stockholders' Equity
Preferred Stock:
Preferred Stock, 1,000,000 shares authorized;$100 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized; 90,386,036 and 90,386,036 shares issued and outstanding, respectively	90,386	90,386
Additional paid-in capital	14,694,710	14,694,710
Minority interest	(41,422)	(39,118)
Accumulated deficit	(16,470,915)	(17,540,517)
Total stockholders' deficit	(1,727,241)	(2,794,539)

Total Liabilities and Stockholders' Equity	$3,614,963	$3,953,898

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011

Revenues	$349,821	$20,241
Direct costs	262,344	21,142

Gross Profit	87,477	(901)

Operating expenses:
General and administrative	217,733	573,057
Sales and marketing expenses	-	-
Research and Development	3,177	-
Amortization and depreciation	61,107	43,762
Total operating expenses	282,017	616,819

Operating loss	(194,540)	(617,720)

Non-operating activity
Other income (expense)	(788)	(35,431)
Gains (losses) on settlement of debt	-	248,754
Gain (loss) on derivative liability	1,564,761	174,141
Interest expenses	(302,137)	(127,878)
Interest income	2	-
Total other income (expense)	1,261,838	259,586

Income (Loss) before income taxes	1,067,298	(358,134)

Minority interest loss	(2,304)	(3,671)
Provision for income taxes	-	-

Net Income (Loss)	$1,069,602	$(354,463)

Earnings (loss) per share:
Basic	$0.01	$(0.01)
Dilutive	$0.01	$(0.01)

Weighted average shares outstanding
Basic	85,093,344	62,822,942
Dilutive	85,093,344	62,822,942

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE THREE MONTHS ENDED MARCH 31, 2012

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	shares	Par	Capital	Interest	Deficit	Deficit

Balance at December 31, 2010	56,086,142	$56,086	$12,560,249	-	$(13,668,332)	$(1,051,997
Sale of stock	5,833,334	5,833	169,167			175,000
Stock issued for acquisition of HighCom Security	9,820,666	9,821	481,179			491,000
Stock issued for conversion of debt	7,812,561	7,813	226,564			234,377
Stock issued for consulting	10,333,333	10,333	239,667			250,000
Stock issued for Acer payable	500,000	500	24,500			25,000
Options issued for compensation			327,944			327,944
Record discount on new loans			665,440			665,440
Reclassify minority interest				(23,956)		(23,956
Net loss				(15,162)	(3,872,185)	(3,887,347
Balance at December 31, 2011	90,386,036	$90,386	$14,694,710	$(39,118)	$(17,540,517)	$(2,794,539
Net income (loss) (unaudited)				(2,304)	1,069,602	1,067,298
Balance at March 31, 2012	90,386,036	$90,386	$14,694,710	$(41,422)	$(16,470,915)	$(1,727,241

See accompanying notes to condensed financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$1,069,602	$(354,463)
Adjustment to reconcile Net Income to net
cash provided by operations:
Minority interest loss	(2,304)	-
Depreciation and amortization	61,107	43,762
Amortization of debt discount	265,254	-
Gain on derivative	(1,564,761)	-
zChanges in assets and liabilities:
Accounts receivable	12,426	75,995
Note receivable	(922)	-
Inventory	61,336	(31,725)
Other operating assets	(4,289)	-
Accounts payable and accruals	(96,207)	(141,480)
Related party loans	-	(14,421)
Net Cash (Used) Provided by Operating Activities	(198,758)	(426,003)

Cash Flows from Investing Activities:
Purchase of property and equipment	(8,921)	(111)
Payments for deferred costs	-	(6,360)
Cash purchased	-	834
Net Cash Used by Investing Activities	(8,921)	(5,637)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	-	151,000
Proceeds from issuance of note payable	-	460,000
Repayments of notes payable	(10,519)	-
Net Cash Provided by Financing Activities	(10,519)	611,000

Net increase/decrease in Cash	(218,198)	179,360

Cash at beginning of period	253,221	46,382

Cash at end of period	$35,023	$225,742

Supplemental cash flow information:
Interest paid	$31,675	$22,960
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

On March 4, 2011, the Company issued 9,820,666 shares of common stock, $194,600 in notes and $1,262,000 contingent liabilities in exchange for the stock of HighCom Security, Inc. valued as follows:

Cash	$834

Accounts receivable	97,026

Performance bond	50,500

Inventory	119,233

Shareholder loans receivable	335,685

Property and equipment - net	206,159

Other assets	37,738

Accounts payable and accrued expenses	(1,668,695)

Long term debt	(655,311)

Deficit equity acquired	$1,476,829

BLASTGARD INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)           Basis of Presentation

The Consolidated Balance Sheet as of March 31, 2012, the Condensed Statements of Operations for the three months ended March 31, 2012 and 2011, the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of March 31, 2012 and results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. The results of operations and cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2011.

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

BlastGard International, Inc. BlastGard® International, Inc. is a Colorado corporation that has developed and designed proprietary blast mitigation materials.  The Company operates from offices in Clearwater, Florida and uses contract manufacturers in various locations for production.

BlastGard Technologies Inc. is a dormant Florida corporation.

HighCom Securities, Inc. HighCom Securities, Inc. (HighCom), originally located in San Francisco California, is a global provider of security equipment and a leader in advanced ballistic armor manufacturing.  The Company has a manufacturing facility in Columbus, Ohio for production and has moved the corporate offices to Clearwater, Florida as of May 1, 2011.

HighCom Online HighCom Online was a division offering an online outlet for HighCom Security products.  The Company operated out of the HighCom offices.  This division was closed as of December 31, 2011.

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

Cash and Cash Equivalents

The Company considered all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at December 31, 2011 or March 31, 2012.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers (mostly government agencies) based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of March 31, 2012, management believes an allowance for uncollectible accounts in the amount of $24,355 was adequate.

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

Advertising

Advertising costs were expensed as incurred. Advertising costs of $3,528 and $0 were incurred during the three months ended March 31, 2012 and 2011, respectively.

Shipping and Freight Costs

The Company includes shipping costs in cost of goods sold.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of December 31, 2011 and March 31, 2012, there were 8,500,000 and 7,050,000, respectively vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive. In addition, at December 31, 2011 and March 31, 2012 the Company had 104,333,335 warrants outstanding issued in connection with convertible promissory notes and stock sales that were also excluded because they were anti-dilutive.

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

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at March 31, 2012 and December 31, 2011:

	March 31. 2012 (unaudited)	December 31, 2011

Convertible promissory note, $93,097 (1/4 of previous outstanding notes) issued December 2, 2004, due November 30, 2009, 8% interest, net of unamortized discount of $0	$93,097	$93,097

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate, net of unamortized discount of $0	17,325	17,325

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate, net of unamortized discount of $0	15,241	15,241

	125.663	279,292
Less: current maturities	(125,663)	(279,292)
	$-	$-

At March 31, 2012, there were 0 warrants outstanding and exercisable associated with the 2004 debt. These warrants were valued at $0.

New Financing

Alpha Capital Aktiengesellschaft, a holder of 2004 Debt, loaned us $160,000 in February 2010, an additional $300,000 in March 2011, an additional $300,000 in June 2011 and an additional $500,000 in November 2011 pursuant to secured convertible promissory notes convertible. With respect to the November 2011 financing transaction, all outstanding loans had the conversion price of the notes lowered to $.01 per share and the exercise price of all outstanding warrants extended to seven years, exercisable at $.01 per share. A finder’s fee of 4,000,000 shares was issued by the Company.

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

In connection with the aforementioned loan transactions, we also issued to our Secured Debt Holder, warrants to purchase 104,333,335 shares of the Company’s Common Stock which warrants are currently exercisable over a seven year period at an exercise price of $.01 per share, which exercise price is subject to adjustment pursuant to the provisions of the warrant. In the event a fundamental transaction occurs as defined in the warrants, which includes without limitation any person or group acquiring 50% of the aggregate Common Stock of the Company, then the holder of the warrants may have the right to have the warrants redeemed at a price equal to the Black-Scholes value of said warrants.

The most recent subscription agreement dated in November 2011 pursuant to which the Secured Debt Holder advanced financing to the Company included a 12-month right of first refusal, a most favored nations provision which may result in additional securities being issued to the Secured Debt Holder and prohibitions against filing a registration statement with the Securities and Exchange Commission without the Secured Debt Holder’s consent. The aforementioned provisions that have been agreed to with our Secured Debt Holder may make it very difficult or impossible in the future to obtain additional financing for the Company to support its operations and remaining a going concern.

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

The 2011 convertible promissory notes consisted of the following at March 31, 2012 and December 31, 2011:

	March 31. 2012 (unaudited)	December 31, 2011

Convertible promissory note, $160,000, issued February 3, 2011, due on August 31, 2011, 10% annual interest rate, net of unamortized discount of $0 and $0, respectively	$110,000	$110,000

Convertible promissory note, $300,000, issued March 3, 2011, due on March 3, 2012, 10% interest, net of unamortized discount of $0 and $80,984, respectively	300,000	219,016

Convertible promissory note, $300,000, issued June 17, 2011, due on June 17, 2012, 10% interest, net of unamortized discount of $6,393 and $28,934, respectively	293,607	271,066

Convertible promissory note, $500,000, issued November 10, 2011, due on February 10, 2013 10% interest, net of unamortized discount of $172,489 and $222,162, respectively	327,511	277,838

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% annual interest rate, net of unamortized discount of $0 and $24,331, respectively	210,000	185,669

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% annual interest rate, net of unamortized discount of $0 and $37,699, respectively	160,000	122,301

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% annual interest rate, net of unamortized discount of $0 and $10,192	67,025	56,833
	1,468,143	1,242,723
Less: current maturities	(1,037,576)	(742,723)
	$430,567	$500,000

The Company issued 104,333,335 warrants with the convertible debt.  These warrants are exercisable at $0.01 and expire in 2018.  Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter.  At March 31, 2012 the warrants were valued at  approximately $2,085,000.  These warrants have created a derivative liability in the amount of approximately $2,085,000.  This liability is included in accrued liabilities on the balance sheet, net of the unamortized warrant value.

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans.  Two of these loans are not transferable and all have been called by the lenders.  The revolving credit facilities consist of the following at March 31, 2012 and December 31, 2011:

	March 31. 2012 (unaudited)	December 31, 2011

Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand	$86,942	$88,968

Line of credit from Fifth Third Bank, $450,000, interest only at 6.2% annually, due on demand	428,716	434,011

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand	148,191	148,376

Revolving credit card facility with California Bank & Trust (non-assumable), $50,000, interest only at 5%, due on demand	45,110	49,750

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	60,424	38,887

	769,383	759,992
Less: current maturities	(769,383)	(759,992)
	$-	$-

(3)           Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs.  These acquisition notes have the following balances at March 31, 2012 and December 31, 2011;

	March 31. 2012 (unaudited)	December 31, 2011

Security, original balance, $194,600, paid down to $156,400, net of receivables from seller	$-	$-

Acquisition note for the purchase of Acer product designs, original amount $30,000, interest at 8%	30,000	30,000
.
	30,000	30,000
Less: current maturities	(30,000)	30,000
	$-	$-

(4)	Shareholders’ Equity

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

Common stock issuances

No shares were issued during the 1st quarter of 2012 ending March 31, 2012.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees. No options were granted during the 1st quarter of 2012 ending March 31, 2012.

The Board’s policy with respect to options is to grant options at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant. During the years ended December 31, 2011 and 2010 there were 6,550,555 and 0 options granted, respectively and 900,000 and 570,000 expired un-exercised, respectively. In addition, 766,667 options expired when sales goals were not met in 2010.

There were no net cash proceeds from the exercise of stock options during the three months ended March 31, 2012.  At March 31, 2012 and December 31, 2011, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity as of and for the twelve months ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
Options Outstanding - January 1, 2012	8,500,000	$0.10	1.0years		-
Granted	-	$0.03
Exercised	-	-
Forfeited/expired/cancelled	1,450,000

Options Outstanding – December 31, 2011	7,050,000	$0.05	4.8 years		$0

Outstanding Exercisable – January 1, 2012	8,500,000	$0.10	4.8 years	$
Outstanding Exercisable – March 31, 2012	7,050,000	$0.05	3.7 years		$0

The total grant date fair value of options vested during the three months ended March 31, 2012 $0.

(5)         Line of Credit

The Company has a $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer and a $49,500 revolving credit line tied to a credit card.. Currently, $86,942 was owed pursuant to the line of credit (inclusive of interest at 5%) and $42,383 on the revolving line at March 31, 2012.  Credit available at March 31, 2012 was $23,058 and $7,117 on the line of credit and revolving line respectively.

(6)         Income Taxes

The Company realized a profit in the current quarter due to a gain on the derivative liability associated with the warrants but incurred net operating losses during all prior periods presented.   Due to the deferred tax attributes of the derivatives and a deferred tax asset from prior periods, which was fully allowed for,, no income tax benefit or expanse has been presented.  Any tax liability associated with the gain was offset by the deferred tax assets and changing in the valuation allowance on those tax assets.

(7)         Commitments and Contingencies

        Office Lease

The Company entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida.  Rental payments under the lease were $300 per month on a month to month basis.  During February and March, 2011, the Company was also paying for office space in San Francisco, California at monthly rate of $15,000. Rent expense for three months ended March 31, 2012 and 2011 was approximately $13,000 and $44,250 respectively.  In February 2011, the Company entered into a six month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH, which lease is currently on a month-to-month basis. In May 2011, the Company entered into a month to month lease for approximately 300 square feet of office space in Aurora, CO.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At March 31, 2012, the Company was in arrears on the final twelve monthly payments on the settlement.

 (8)         Inventory

The Company’s manufacturing is sub-contracted to licensed and qualified production facilities.  Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.

	March31,	December 31,
	2012	2011
	(unaudited)
Raw materials	$242,429	$17,370
Work in process	-	-
Finished Goods	219,792	33,920

TOTAL	$462,221	$51,290

(9)         Acquisition of HighCom Security, Inc.

On March 4, 2011, the Company issued notes in the amount of $196,400 note and issued 9,820,666 shares of common stock as initial consideration for 98.2% of the outstanding stock of HighCom Security, Inc. The activity of HighCom Security in included as on January 25, 2011, the date of the initial agreement.

The pro forma results for the three months ended March 31, 2011 as though HighCom was acquired on January 1, 2011 are as follows:

	BlastGard International	HighCom Security	Combined

Revenues	$20,241	$264,244	$284,485

Net income	$(154,173)	$(198,290)	$(352,463)

Earnings per share			$(0.01)

WA shares outstanding			62,822,942

The unaudited pro forma results disclosed in the tables above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on January 1, 2011.

(10)         Transaction with Affiliate

Sales Contract

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

(11)         Subsequent Events

Sales for the period April 1, 2012 through May 4, 2012 were $543,860, a substantial increase from $349,821 for the quarter ended March 31, 2012. Management is optimistic that additional sales will occur in the second quarter of 2012, although no assurances can be given in this regard.

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended December 31, 2011. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2012, have been included.

Summary.

BlastGard International, Inc. is in the business of providing protection for individuals and property.  We have developed and have been marketing BlastWrap products to protect people and property against explosive forces.  We have recently acquired a 98.2% new subsidiary (HighCom Security, Inc.) that provides a wide range of security and personal protective gear.  A description of each company can be found below and a description of our acquisition can be located under "Item 13" of our Form 10K for the fiscal year ended December 31, 2011. We believe that the products of the two companies have a certain synergy and that BlastGard International is poised to be a full service provider for defensive and protective product needs. The term "the Company" shall include BlastGard and HighCom unless the context indicates otherwise.

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

As discussed under "Background of HighCom" under "Item 1"of our Form 10K for the fiscal year ended December 31, 2011.  HighCom's sales revenues in 2008 were approximately $17 million. Revenues in 2009 suffered a large decrease largely attributable to a May 2009 fire in its Columbus, OH facility. This destructive fire caused significant disruption to HighCom operations which was forced to relocate to new premises to restart its manufacturing activities.  The combination of decreased spending in law enforcement and homeland security sectors experienced by the industry, the US financial crisis and the destructive effects of the factory fire, revenues decreased to $4 million.  In the second half of 2009, HighCom was able to reestablish its operations in OH and began to regain its market presence both with customers and vendors.  The result of which was the receipt of a $6 million contract award through an open bid process for the supply of hard armor plates and soft armor vests to United Nations Peacekeeping Forces.  This was the first UN contract won by HighCom as a prime contractor.  Shipments under this contract began in late 2009 with the majority of the contract revenues scheduled to be earned in 2010.  Reference is made to “Item 1” – Foreign Corrupt Practices Act of our Form 10K for the fiscal year ended December 31, 2010 for a discussion of material events that effected HighCom in fiscal 2010 and the first quarter of 2011.

 In March 2011, BlastGard’s management team officially assumed operational control of HighCom.  Since this time we have accomplished a number of key compliance tasks and are currently in the process of finalizing manufacturing agreements with several key partners.  As stated in the paragraph above, BlastGard has received official communication from the U.S. State Department that HighCom’s export authority has been reinstated. In addition to this, BlastGard has completed registration through both the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security ("BSI"). The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits.  BlastGard management has been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review and in March 2012 HighCom secured ISO certification. Communication with the United Nations is ongoing. On February 6, 2012, the Company was notified by letter that the United Nation’s Vendor Review Committee (“VRC”) had recommended to immediately place on hold the registration status of HighCom Security. This VRC decision to place on hold our registration status was based on integrity/ethical issues surrounding the former CEO’s actions. Soon after this decision was made, we were notified that on February 21, 2012 the government dismissed all the charges against the former CEO. The Company has been in communication with the United Nations Procurement Division regarding this matter and on March 15, 2012, the Company was informed that the VRC had met regarding our request for re-instatement and that its recommendation is currently under consideration. BlastGard has also made significant personnel changes within HighCom and restructuring of operating locations and costs. Since the completion of our acquisition of HighCom, the Company has focused its employee time and capital resources primarily on the development of the business of HighCom. We expect future results of operations to show the benefits of these changes.  For the quarter ended March 31, 2012, our result of operations only includes revenues and expenses of HighCom Securities for the quarter ended March 31, 2010 from March 4, 2011 onward.

Results of Operations

For the quarter ended March 31, 2012, we recognized revenues of $349,821 as compared to $20,241 for the comparable period of the prior year. Sales have increased dramatically in 2012 as the Company has focused its employee time and resources on rebuilding the business of HighCom. During the quarter ended March 31, 2012, revenues included $106,204 from the sales of MTR’s utilizing our proprietary Blastwrap product.

For the quarter ended March 31, 2012, gross profit was $87,477 as compared to a gross profit loss of $901 for the comparable period of the prior year. The improved gross profit is due to increased sales.

During the quarter ended March 31, 2012, the Company dramatically reduced operating costs from $616,819 for the quarter ended March 31, 2011 to $282,017 for the quarter ended March 31, 2012. A substantial portion of the operating savings came from a reduction in salaries, including those paid to executive officers of the Company.

During the quarter ended March 31, 2012, total other income (expense) was $1,261,838. This included a gain of $1,564,761 on derivative liability, partially offset by interest expense of $302,137. As a result of this gain on derivative liability, the Company had a net income of $1,069,602 for the quarter ended March 31, 2012.

For the quarter ended March 31, 2011, total other income (expense) was $259,586. In the first quarter of 2011, the Company benefited from a gain on settlement of debt of $248,754 and a gain of derivative liability of $174,141, partially offset by interest expense of $127,878.  As a result of the gains on settlement of debt and derivative liabilities described above, the Company’s loss for the quarter ended March 31, 2011 was reducted to $354,463.

Second Quarter Sales

In the period April 1 – May 4, 2012, the Company has had revenues of $543,860, which is a substantial increase over sales of $349,821 for the entire first quarter of 2012. Management is optimistic that additional sales of the Company’s HighCom products will continue in the second quarter and in future operating periods as the Company is seeking to rebuild its HighCom business to its potential.

Recent Financings

None

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

HighCom manufactures ballistic plates, ballistic shields and blankets. Hard armor plates are HighCom manufactured products which either carry our brand name or a private label. Our ballistic vests, ballistic helmets and EOD bomb suits and gear are currently manufactured and private labeled by third party vendors for us. Our soft arm vests are manufactured by one of two major suppliers and they either carry the supplier brand name or the HighCom brand name. Our UN soft armor vest is co-manufactured by us with a third party vendor. Our ballistic packs are also manufactured by one of two manufacturers. We distribute the following products made by other manufacturers: metal detectors, x-ray machines, EOD kits and detection devices, law enforcement gear, uniforms and other clothing, optics and communications.  In the future, we intend to manufacture PASGT (personal armored systems for ground troops) and ACH (advanced combat helmets) ballistic helmets as well as EOD suits.  For a complete description of the HighCom product line, reference is made to our Form 10-K for the fiscal year ended December 31, 2011.

Liquidity and Capital Resources.

At March 31, 2012, we had cash of $35,023, working capital deficit of $(2,646,403), an accumulated deficit of $(16,470,915) and shareholder equity of $(1,727,241).

For the three months ended March 31, 2012, net cash used by operating activities was $(198,758) primarily due to a gain on derivative, amortization of debt discount, our net loss of $(1,069,602), and the payment on our accounts payables and accruals. During the three months ended March 31, 2012, we used cash in investing activities for payment of deferred costs of $(8,921). During the three months ended March 31, 2012, we received cash in financing activities of $(10,519) for repayment of notes payable.  For the quarter ending March 31, 2011, net cash used in operating activities was $426,003 primarily due to our net loss of $(354,463), and the payment on our accounts payables and accruals. During the quarter ended March 31, 2011, we used cash in investing activities for payment of deferred costs of $(5,637). During the three months ended March 31, 2011, we received cash in financing activities of $611,000 from the proceeds of new debt.

At March 31, 2012, we had cash of $35,023. As of May 4, 2012, we had cash of approximately $49,000 and we owed approximately $2,800,000 in debt and payables, of which approximately $2,000,000 is associated with HighCom Security, Inc. and an additional $1,200,000 in earn-out liability if certain sales goals are achieved.

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

Recent Developments - 2011 Debt

Alpha Capital Aktiengesellschaft, a holder of 2004 Debt, loaned us $160,000 in February 2011 and an additional $300,000 in March 2011 pursuant to secured notes convertible at the lesser of the applicable conversion price or eighty percent of the conversion price of any convertible note issued by the Company to anyone prior to or on the one year anniversary of the Issue Date of the Note, subject to adjustment as described therein. The February 2011 notes had a conversion price of $.03 per share and the March 2011 notes had a conversion price of $.05 per share. On June 17, 2011, we entered into an agreement with Alpha to borrow an aggregate principal amount of $300,000 and to issue to the investor a secured convertible note and common stock purchase warrant. The closing occurred on June 17, 2011. The note bears an interest rate of 10% per annum, with a default interest rate of 15% per annum. Alpha also had the right, at their option, to convert the principal amount of the note, together with all accrued interest into fully paid and non-assessable shares of our common stock at a then conversion price per share of (i) $0.03, or (ii) eighty percent of the conversion price of any convertible note issued by the Company to anyone prior to or on the one year anniversary of the Issue Date of the Note. Also in connection with this sale, we issued Alpha a warrant to acquire shares of our common stock. We issued to the investor a “Class A” Common Stock Purchase Warrant which entitles the investor to acquire an aggregate of 12,333,335 shares of our common stock at a then exercise price of $0.06 per share and then exercisable for a period of five years.

The documents for the June 2011 Note also reduced the conversion price on the March 2011 Note from $.05 to $.03 per share.

Each note bears an interest rate of 10% per annum, with a default interest rate of 15% per annum. Interest shall be payable quarterly in arrears on the last day of each calendar quarter commencing March 31, 2011, with a maturity date of August 31, 2011 in the case of the February 2011 issued note and a maturity date of March 3, 2012 in the case of the March 2011 issued note. The individual note holder has the right, at its option, to convert the principal amount of each note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in each note, into fully paid and non-assessable shares of our common stock at a conversion price per share as described above, subject to adjustment in certain circumstances if the notes are then outstanding, such as a stock split, combination or dividend; or in the event we issue shares of common stock for consideration of less than the exercise price. Each note is secured by all of the assets of BlastGard International, Inc, and its wholly-owned subsidiary, BlastGard Technologies, Inc., until the notes have been fully paid or fully converted into common stock. Also in connection with these transactions, we issued the note holder warrants to acquire up to 29.3 million shares of our common stock at prices then ranging from $0.03 per share to $0.08 per share, subject to anti-dilution protection over the life of the warrants.

On November 8, 2011, the Company agreed to a financing agreement in the amount of $500,000 with an existing shareholder and creditor.  The financing agreement consists of a convertible note and warrants.  The note bears interest at 12% and is convertible at $0.01 per share.  The warrants allow for 75,000,000 shares at $0.01 and expire in seven years. As a result of this financing agreement, all outstanding loans with this lender have had its conversion price lowered to $.01 per share. Also, the exercise price of all outstanding warrants with this lender have been reduced to $.01 per share and the term of the warrants have been extended to seven years from the closing date of this financing. A finder’s fee of 4,000,000 shares was agreed upon by the parties to be issued by the Company. See “Notes to Consolidated Financial Statements.”

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From January 2011 to March 31, 2012, we had no sales or issuances of unregistered securities.

(b)           Rule 463 of the Securities Act is not applicable to the Company.

(c)           In the three months ended March 31, 2012, there were no repurchases by the Company of its CommonStock.

Item 6.	Exhibits

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

BLASTGARD INTERNATIONAL, INC.

Dated: May 14, 2012	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer