Form 10-Q
period 2012-06-30
BLASTGARD INTERNATIONAL INC
filed 2012-08-03
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
(March One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2012
OR

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 3, 2012 the issuer had 90,386,036 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlastGard International Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$308,487	$253,221
Accounts receivable, net	41,048	26,178
Inventory	982,446	523,557
Prepaid and other current assets	710	1,897
Net related party loans receivable	121,654	181,138
Prepaid expenses	30,471	-
Total current assets	1,484,816	985,991

Property & equipment, net of accumulated depreciation of ($278,322) and ($236,533), respectively	127,035	100,462
Intangible property, net of accumulated amortization of ($285,986) and ($4,642), respectively	378,000	476,524
Deferred patent costs	209,896	209,896
Investments	112,832	112,832
Goodwill	2,061,649	2,061,649
Deposits	5,758	6,544
Total Assets	$4,379,986	$3,953,898

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,015,216	$1,034,237
Accrued expenses	390,220	444,979
Customer deposits	857,021	-
Current portion notes payable	2,338,507	1,820,485
Total current liabilities	4,600,964	3,299,701

Contingent liability	1,238,781	1,238,781
Derivative liability, net	244,045	1,709,955
Notes payable, net of current portion	103,168	500,000
Total liabilities	6,186,958	6,748,437

Stockholders' Equity

Preferred Stock, 1,000,000 shares authorized; $100 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized; 90,386,036 and 90,386,036 shares issued and outstanding, respectively	90,386	90,386
Additional paid-in capital	14,694,710	14,694,710
Minority interest	(40,814)	(39,118)
Accumulated deficit	(16,551,254)	(17,540,517)
Total stockholders' deficit	(1,806,972)	(2,794,539)

Total Liabilities and Stockholders' Equity	$4,379,986	$3,953,898

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$640,885	$3,052	$990,706	$23,293
Direct costs	442,180	991	704,524	22,131

Gross Profit	198,705	2,061	286,182	1,162

Operating expenses:
General and administrative	157,087	204,410	374,820	777,471
Research and Development	37,284	1,191	40,461	1,191
Amortization and depreciation	56,472	93,929	117,579	137,691
Total operating expenses	250,843	299,530	532,860	916,353
Operating loss	(52,138)	(297,469)	(246,678)	(915,191)

Non-operating activity
Other income (expense)	8,106	37,718	7,318	2,287
Gains (losses) on settlement of debt	-	-	-	248,754
Gain (loss) on derivative liability	157,052	(66,203)	1,721,813	(240,344)
Gain (loss) on settlement of assets	-	(70,621)	-	(70,621)
Interest expenses	(192,751)	(772,585)	(494,888)	(894,649)
Interest income	-	1	2	1
Total other income (expense)	(27,593)	(871,690)	1,234,245	(954,572)

Income(loss) before income taxes	(79,731)	(1,169,159)	987,567	(1,869,763)

Less minority interest income(loss)	608	(6,014)	(1,696)	(9,581)

Net Income(loss)	$(80,339)	$(1,163,145)	$989,263	$(1,860,182)

Earnings (loss) per share:
Basic	$(0.00)	$(0.02)	$0.01	$(0.03)
Dilutive	$(0.00)	$(0.02)	$0.01	$(0.03)

Weighted average shares outstanding
Basic	90,386,036	76,448,911	88,532,611	69,525,071
Dilutive	90,386,036	76,448,911	141,929,008	69,525,071

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$989,263	$(1,860,182)
Adjustment to reconcile Net Income to net cash provided by operations:
Minority interest loss	(1,696)	(9,681)
Depreciation and amortization	117,579	137,691
Amortization of debt discount	395,939	845,945
Other stock comp	-	377,944
Gain on conversion of debt	-	(248,754)
Gain on disposal of equipment	-	70,621
Gain(loss) on derivative	(1,721,813)	240,344
Changes in assets and liabilities:
Accounts receivable	(14,870)	114,116
Note receivable	59,484	(46,351)
Inventory	(458,889)	(30,163)
Other operating assets	(28,498)	(6,738)
Accounts payable and accruals	(73,780	(230,669)
Customer deposits	857,021	-
Other liabilities	253

Net Cash (Used) Provided by Operating Activities	119,993	(645,877)

Cash Flows from Investing Activities:
Purchase of property and equipment	(45,628)	(5,686)
Payments for deferred costs	-	(61,361)
Proceeds from sales of assets and intangibles	-	12,355
Cash purchased	-	843
Net Cash Used by Investing Activities	(45,628)	(53,849)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	(0)	275,000
Proceeds from issuance of note payable	50,000	760,000
Repayments of notes payable	(69,099)	(178,781)
Net Cash Provided by Financing Activities	(19,099)	856,219

Net increase/decrease in Cash	55,266	156,493

Cash at beginning of period	253,221	46,382

Cash at end of period	$308,487	$202,875

Supplemental cash flow information:
Interest paid	$68,128	$56,177
Taxes paid	$800	$0

Supplemental Schedule of Noncash Investing and Financing Activities

Issuance of common stock in exchange of debt	$-	$203,09
Issuance of common stock in exchange for payables	$-	$769,829
Issuance of common stock for compensation	$-	$50,000

On March 4, 2011, the Company issued 9,820,666 shares of common stock, $196,400 in notes and $1,262,000 contingent liabilities in exchange for the stock of HighCom Security, Inc. valued as follows:

Cash	$834
Accounts receivable	116,910
Performance bond	50,500
Inventory	119,233
Investments	121,287
Property and equipment – net	206,159
Related party loans	224,696
Other assets	37,738
Accounts payable and accrued expenses	(1,668,695)
Customer deposits	(19,884)
Long term debt	(665,607)
Deficit equity acquired	1,476,829
-

The accompanying notes are an integral part of these financial statements.

BLASTGARD INTERNATIONAL, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)           Basis of Presentation

The consolidated balance sheet as of June 30, 2012, the consolidated statements of operations for the three months and six months ended June 30, 2012 and 2011, and consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of June 30, 2012 and results of operations for the six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. The results of operations and cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

The Company went public through a shell merger on January 31, 2004.  On March 31, 2004, the Company changed its name to BlastGard International, Inc.  On March 4, 2011, the Company completed the acquisition of HighCom Securities, Inc. and subsidiaries.  The income of HighCom and subsidiaries is included from January 25, 2011, the date of the binding letter of intent.  These financial statements include the assets liabilities and activity of the following:

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

HC Ballistics, LLC HC Ballistics LLC was a joint venture with a related party to produce products for HighCom customers.  The Company operated out of HighCom offices and used a production facility in South Florida.  The agreement with the related party was terminated as of December 31, 2010.

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

Cash and Cash Equivalents

The Company considered all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at June 30, 2012 or December 31, 2011.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers (mostly government agencies) based in the United States and abroad.  . Receivables are determined to be past due, based on payment terms of original contracts or invoices.  The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company does not typically charge interest on past due receivables.

As of June 30, 2012 and December 31, 2011, management believes an allowance for uncollectible accounts in the amount of $24,355 and $28,228, respectively, was adequate.

Inventory

Inventory was stated at the lower of cost (first-in, first-out) or market.  Market was generally considered to be net realizable value.  Inventory consisted of materials used to manufacture the Company’s product and finished goods ready for sale.

Property and Equipment

Property and equipment were stated at cost. Depreciation was calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years.  Expenditures for additions and improvements were capitalized, while repairs and maintenance costs were expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of were removed from the accounts and any gain or loss was recorded in the year of disposal.  Depreciation expense for the periods ended June 30, 2012 and 2011 was $19,055 and $55,255, respectively.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	the product has been shipped or the services have been rendered to the customer,

(iii)	the sales price is fixed or determinable, and

(iv)	collectability is reasonably assured.

Research and Development

Research and development costs were expensed as incurred.

Advertising

Advertising costs were expensed as incurred. Advertising costs of $12,012 and $4,729 were incurred during the six months ended June 30, 2012 and 2011, respectively.

Shipping and Freight Costs

The Company includes shipping costs in cost of goods sold.

Income Taxes

Income taxes were provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting.  Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities were recovered or settled.  Deferred tax assets were also recognized for operating losses that were available to offset future taxable income and tax credits that were available to offset future federal income taxes, less the effect of any allowances considered necessary. The company use guidance provided by FASB ASC 740-10-25, Recognition, for reporting uncertain tax provisions.

Stock-based Compensation

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of December 31, 2011 and June 30, 2012, there were 8,500,000 and 7,050,000, respectively vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive. In addition, at December 31, 2011 and June 30, 2012 the Company had 104,333,335 warrants outstanding issued in connection with convertible promissory notes and stock sales that were also excluded because they were anti-dilutive.

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

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012 (unaudited)	December 31, 2011

Convertible promissory note, $93,097 (1/4 of previous outstanding notes) issued December 2, 2004, due November 30, 2009, 8% interest, net of unamortized discount of $0	$93,097	$93,097

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate, net of unamortized discount of $0	17,325	17,325

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate, net of unamortized discount of $0	15,241	15,241

	125.663	279,292
Less: current maturities	(125,663)	(279,292)
	$-	$-

At June 30, 2012, there were 0 warrants outstanding and exercisable associated with the 2004 debt. These warrants were valued at $0.

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

At June 30, 2012, we had convertible secured debt of $1,210,000. The secured debt has mandatory redemption provisions. A large portion of the secured debt provides that in the event (i) the Company is prohibited from issuing Conversion Shares, (ii) upon the occurrence of any other Event of Default (as defined in the Transaction Documents), that continues beyond any applicable cure period, (iii) a Change in Control (as defined below) occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any Subsidiary, then at the Secured Debt Holder’s  election, the Company must pay to the Secured Debt Holder not later than ten (10) days after request by such Secured Debt Holder, a sum of money determined by multiplying up to the outstanding principal amount of the Note designated by the Secured Debt Holder, at the Secured Debt Holder’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the thirty days preceding the date demand is made by Secured Debt Holder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due under the Transaction Documents ("Mandatory Redemption Payment"). The Mandatory Redemption Payment must be received by the Secured Debt Holder on the same date as the Conversion Shares otherwise deliverable or within ten (10) days after request, whichever is sooner ("Mandatory Redemption Payment Date"). Upon receipt of the Mandatory Redemption Payment, the corresponding Note principal, interest and other amounts will be deemed paid and no longer outstanding.  The Secured Debt Holder may rescind the election to receive a Mandatory Redemption Payment at any time until such payment is actually received.  Liquidated damages calculated that have been paid or accrued for the ten day period prior to the actual receipt of the Mandatory Redemption Payment by such Secured Debt Holder shall be credited against the Mandatory Redemption Payment provided the balance of the Mandatory Redemption Payment is timely paid.  “Change in Control” is defined as  (i) the Company  becoming a Subsidiary of another entity (other than a corporation formed by the Company for purposes of reincorporation in another U.S. jurisdiction), (ii) the sale, lease or transfer of substantially all the assets of the Company or any Subsidiary, (iii) a majority of the members of the Company’s board of directors as of the Closing Date no longer serving as directors of the Company, except as a result of natural causes or as a result of hiring additional outside directors in order to meet appropriate stock exchange requirements, or (iv) Michael Gordon, the Chief Executive Officer of the Company is no longer serving as Chief Executive Officer unless prior written consent of the Secured Debt Holder had been obtained by the Company.  The foregoing notwithstanding, the Secured Debt Holder may demand and receive from the Company the amount stated above or any other greater amount which the Secured Debt Holder is entitled to receive or demand pursuant to the Transaction Documents.

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

The 2011 convertible promissory notes consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012 (unaudited)	December 31, 2011

Convertible promissory note, $160,000, issued February 3, 2011, due on March 31, 2012, 10% annual interest rate, net of unamortized discount of $0 and $0, respectively	$110,000	$110,000

Convertible promissory note, $300,000, issued March 3, 2011, due on March 3, 2012, 10% interest, net of unamortized discount of $0 and $80,984, respectively	300,000	219,016

Convertible promissory note, $300,000, issued June 17, 2011, due on June 17, 2012, 10% interest, net of unamortized discount of $0 and $28,934, respectively	300,000	271,066

Convertible promissory note, $500,000, issued November 10, 2011, due on February 10, 2013 10% interest, net of unamortized discount of $122,817 and $222,162, respectively	377,183	277,838

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% annual interest rate, net of unamortized discount of $0 and $24,331, respectively	210,000	185,669

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% annual interest rate, net of unamortized discount of $0 and $37,699, respectively	160,000	122,301

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% annual interest rate, net of unamortized discount of $0 and $10,192	67,025	56,833
	1,524,208	1,242,723
Less: current maturities	(1,421,040)	(742,723)
	$103,168	$500,000

The Company issued 104,333,335 warrants with the convertible debt.  These warrants are exercisable at $0.01 and expire in 2018.  Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter.  At June 30, 2012 the warrants were valued at approximately $2,085,000.  These warrants have created a derivative liability in the amount of approximately $2,085,000.  This liability is included in accrued liabilities on the balance sheet, net of the unamortized warrant value.

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans.  Two of these loans are not transferable and all have been called by the lenders.  The revolving credit facilities consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012 (unaudited)	December 31, 2011

Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand	$84,200	$88,968

Line of credit from Fifth Third Bank, $450,000, interest only at 6.2% annually, due on demand	428,235	434,011

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand	147,726	148,376

Revolving credit card facility with California Bank & Trust (non-assumable), $50,000, interest only at 5%, due on demand	42,973	49,750

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	58,669	38,887

	761,803	759,992
Less: current maturities	(761,803)	(759,992)
	$-	$-

(3)           Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs.  These acquisition notes have the following balances at June 30, 2012 and December 31, 2011;

	June 30, 2012 (unaudited)	December 31, 2011

Security, original balance, $194,600, paid down to $156,400, net of receivables from seller	$-	$-

Acquisition note for the purchase of Acer product designs, original amount $30,000, interest at 8%	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	30,000
	$-	$-

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

Common stock issuances

No shares were issued during the 2nd quarter of 2012 ending June 30, 2012.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees. No options were granted during the 2nd quarter of 2012 ending June 30, 2012.

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

There were no net cash proceeds from the exercise of stock options during the three months ended June 30, 2012.  At June 30, 2012 and December 31, 2011, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity as of and for the twelve months ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2012	8,500,000	$0.10	1.0years		—
Granted	—	—
Exercised	—	—
Forfeited/expired/cancelled	1,450,000

Options Outstanding – December 31, 2011	7,050,000	$0.03	4.8 years		$0

Outstanding Exercisable – January 1, 2012	8,500,000	$0.10	4.8 years	$
Outstanding Exercisable – June 30, 2012	7,050,000	$0.03	3.3 years		$0

The total grant date fair value of options vested during the three months ended June 30, 2012 $0.

(5)         Line of Credit

The Company has a $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. Currently, $84,200 was owed pursuant to the line of credit (inclusive of interest at 5%).  Credit available at June 30, 2012 was $15,800 on the line of credit and revolving line respectively.

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

(7)         Commitments and Contingencies

Office Lease

The Company entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida.  Rental payments under the lease were $300 per month on a month to month basis.  In May 2011, the Company leased additional office space in Clearwater on a month to month basis for $300 per month. During February and March 2011, the Company was also paying for office space in San Francisco, California at monthly rate of $15,000. This office was closed in April 2011.  In February 2011, the Company entered into a six month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH, which lease is currently on a month-to-month basis.  In June 2012, the Company entered into a one year lease agreement for approximately 16,200 square feet of office and warehouse space in Columbus, OH.  In May 2011, the Company entered into a month to month lease for approximately 300 square feet of office space in Aurora, CO for $965 per month.

Rent expense for the six months ended June 30, 2012 and 2011 was approximately $28,903 and $26,070 respectively.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At June 30, 2012, the Company was in arrears on the final twelve monthly payments on the settlement.

 (8)         Inventory

The Company’s manufacturing is sub-contracted to licensed and qualified production facilities.  Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.

	June 30,	December 31,
	2012	2011
	(unaudited)
Raw materials	$366,112	$489,733
Work in process	18,381	-
Finished Goods	597,953	33,824

TOTAL	$982,446	$523,557

 (9)         Acquisition of HighCom Security, Inc.

On March 4, 2011, the Company issued notes in the amount of $196,400 and issued 9,820,666 shares of common stock as initial consideration for 98.2% of the outstanding stock of HighCom Security, Inc.  The activity of HighCom Security in included as on January 25, 2011, the date of the initial agreement.

The pro forma results for the six months ended June 30, 2011 as though HighCom was acquired on January 1, 2011 are as follows:

	BlastGard International	HighCom Security	Combined

Revenues	$3,000	$264,394	$267,394

Net income	$(873,081)	$(833,433)	$(1,706,514)

Earnings per share			$(0.02)

WA shares outstanding			69,525,071

The unaudited pro forma results disclosed in the tables above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on January 1, 2011.

(10)        Transaction with Affiliate

Sales Contract

Phoenix Alliance Corporation (“Phoenix”), owned by one of our board members Andrew McKinnon, was engaged in April 2011 by BlastGard to operate as an independent contractor for all HighCom sales. Phoenix has set up a sales operation complete with CRM, telephone sales system and will cover all associated costs from daily operating expenses i.e. payroll costs, health costs, advertising and marketing costs, tradeshow costs etc. BlastGard’s COO Michael Bundy provides initial training to all independent contractors, including an overview process for regulatory compliance. BlastGard has agreed to assist Phoenix with initial start-up costs of $7,500 per month for 3 months and an implementation fee of $5,000 for an additional 3 months.  At the completion of the first six months, Phoenix becomes entirely a performance based operation. The commission structure is based on sales generated and margins of HighCom’s product line. As of August 31, 2011, HighCom sales were brought in-house and overseen by our COO and CEO.  Commissions paid to Phoenix or accrued for the three months ended September 30, 2011 was $3,321.

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

None.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and six months ended June 30, 2012 have been included.

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

 In March 2011, BlastGard’s management team officially assumed operational control of HighCom.  Since this time we have accomplished a number of key compliance tasks and are currently in the process of finalizing manufacturing agreements with several key partners.  As stated in the paragraph above, BlastGard has received official communication from the U.S. State Department that HighCom’s export authority has been reinstated. In addition to this, BlastGard has completed registration through both the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security ("BSI"). The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits.  BlastGard management has been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review and in March 2012 HighCom secured ISO certification. Communication with the United Nations is ongoing. On February 6, 2012, the Company was notified by letter that the United Nation’s Vendor Review Committee (“VRC”) had recommended to immediately place on hold the registration status of HighCom Security. This VRC decision to place on hold our registration status was based on integrity/ethical issues surrounding the former CEO’s actions. Soon after this decision was made, we were notified that on February 21, 2012 the government dismissed all the charges against the former CEO. The Company has been in communication with the United Nations Procurement Division regarding this matter and on March 15, 2012, the Company was informed that the VRC had met regarding our request for re-instatement and that its recommendation is currently under consideration. BlastGard has also made significant personnel changes within HighCom and restructuring of operating locations and costs. Since the completion of our acquisition of HighCom, the Company has focused its employee time and capital resources primarily on the development of the business of HighCom. We expect future results of operations to show the benefits of these changes.  For the quarter ended June 30, 2012, our result of operations only includes revenues and expenses of HighCom Securities for the quarter ended March 31, 2010 from March 4, 2011 onward.

Results of Operations

Our consolidated net revenues increased substantially as a direct result of our acquisition of HighCom Security in March 2011, which included a change in management. The increase for the quarter ending June 30, 2012 was primarily the result of increased sales of our HighCom Security product line due to a higher demand from our third party customers for certain personal protective equipment products. The sales increase was primarily due to two of our major product categories: ballistic plates and ballistic helmets. Management instituted a number of action steps over the past nine months to realize this increase in sales, namely: a visible presence at industry tradeshows, cultivation of former customers, aggressive pricing, new in-house production facility, greater cost control over raw materials as well as a new marketing and sales program. We also secured our ISO 2012 certification. The International Organization for Standardization (“ISO”) is the world’s largest developer of voluntary International Standards. International Standards give state of the art specifications for products, services and good practice, helping to make industry more efficient and effective. Developed through global consensus, our ISO certification breaks down the barriers to international trade which is a major focus of our new sales strategy.

For the three months ended June 30, 2012 and 2011, we recognized sales of $640,885 and $3,052 and a gross profit of $198,705 and $2,061, respectively.  Our operating expenses were $250,843 and $299,530 and our other income (expense) were $(27,593) and $(871,690), respectively.  Our net loss for the three months ended June 30, 2012and 2011 was $(80,339) as compared to $(1,163,145), respectively. The increase in net loss is due to the amortization of debt discounts on the new notes issued during the year and an increase in operating expenses related to the acquisition of HighCom Security, Inc.   See “Recent Developments.”

For the six months ended June 30, 2012 and 2011, we recognized sales of $990,706 and $23,293 and a gross profit of $286,182 and $1,162, respectively.  Our operating expenses were $532,860 and $916,353 and our other income (expense) were $1,234,245 and $(954,572), respectively. Our net loss for the six months ended June 30, 2012 and 2011 was $989,263 as compared to $(1,860,182), respectively. The net income for 2012 is due to a gain on a derivative liability and decrease in operating expenses due to our streamlined operations. The net loss in 2011 is due to the amortization of debt discounts on the new notes issued during the year and an increase in operating expenses related to the acquisition of HighCom Security, Inc.  See “Recent Developments.”

Sales Backlog

As of July 1, 2012, the Company had $1.8 million of sales orders in production that were expected to ship in July and August, 2012. The Company has hired temporary personnel to complete these orders and this will substantially increase our operating expenses in the third quarter.  Management is optimistic that additional sales will occur in the third quarter of 2012, although no assurances can be given in this regard.

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

Liquidity and Capital Resources.

At June 30, 2012, we had cash of $308,487, working capital of $(3,116,148), an accumulated deficit of $(16,551,254) and shareholder deficit of $(1,806,972).

For the six months ended June 30, 2012, net cash provided by operating activities is $119,993 primarily due to our net income of $989,263, offset by a gain on derivative liability, stock based compensation, amortization and an increase in our accounts payables and accruals. During the six months ended June 30, 2012, we used cash in investing activities for payment of deferred costs and property of $(45,628) and we used cash from financing activities of $(19,099) from stock sales and notes.

For the six months ending June 30, 2011, net cash used in operating activities is $(645,877) primarily due to our net loss of $(1,860,182), partially offset by amortization of debt discount, stock based compensation and an increase in our accounts receivables. During the six months ended June 30, 2011, we used cash in investing activities for payment of deferred costs of $(53,849) and we received cash of $856,219 from financing activities.

At June 30, 2012, we had cash of $308,487 and we owed approximately $2.6 million in principal (without discounts) and approximately $2.3 million in payables and accruals.

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

The Company is seeking financing. Our Agreements with the current Note holder states that in the event of default, change in control, change in a majority of directors and in the most recent Note investment of $500,000 a change in CEO would trigger a mandatory redemption of the Notes at 120% of the balance of the Notes and a buy out of their Warrants based upon a valuation of the Warrants as provided in the Agreement, which could be substantial.

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

BlastGard also agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue reaches certain goals.  BlastGard management believes that the revenues goals are very achievable and have valued the contingent consideration at 68% of the market price at the time of the agreement.  As of June 30, 2012, the first earn-out payment to be

Recently Issued Accounting Pronouncements

During the past two years, the Financial Accounting Standards Board (“FASB”) issued a number of new pronouncements, which are described in Note 1, “Recent Accounting Pronouncements” of the Notes to Financial Statements contained in our latest annual report on Form 10-K filed with the Security and Exchange commission on March 30, 2012. Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

                (a)        From January 2011 to June 30, 2012, we had no sales or issuances of unregistered securities.

(b)           Rule 463 of the Securities Act is not applicable to the Company.

(c)           In the six months ended June 30, 2012, there were no repurchases by the Company of its CommonStock.

Item 3. Defaults upon Senior Securities

N/A

Item 4. Mining Safety Disclosures

N/A

Item 5. Other Information.

N/A

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

BLASTGARD INTERNATIONAL, INC.

Dated: August 3, 2012	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer