Form 10-Q/A
period 2012-09-30
BLASTGARD INTERNATIONAL INC
filed 2012-11-16
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

      ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Yes ☐                  No ☒

As of November 2, 2012, the issuer had 90,386,036 shares of $.001 par value common stock outstanding.

BlastGard International Inc.

Balance Sheet

	September 30, 2012 (unaudited)	December 31, 2011 (audited)
Assets
Current assets
Cash	$185,990	$253,221
Accounts receivable, net	41,143	26,178
Inventory	432,105	523,557
Prepaid and other current assets	7,806	1,897
Deferred contract costs	—	—
Net related party loans receivable	71,459	181,138
Prepaid expenses	4,788	—
Total current assets	743,291	985,991

Property & equipment, net of accumulated depreciation of ($263,213) and ($236,533), respectively	115,143	100,462

Intangible property, net of accumulated amortization of ($237,653) and ($4,642), respectively	325,949	476,524
Deferred patent costs	209,896	209,896
Investments	112,832	112,832
Goodwill	2,061,649	2,061,649
Deposits	5,666	6,544
Total Assets	$3,574,426	$3,953,898

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,190,763	$1,034,237
Accrued expenses	260,561	444,979
Customer deposits and deferred revenue	—	—
Related party notes payable	—	#
Current portion notes payable	2,332,220	1,820,485
Loans and notes payable, related parties	—	—
Total current liabilities	3,783,544	3,299,701

Contingent liability	1,190,055	1,238,781
Derivative liability, net	442,854	1,709,955
Notes payable, net of current portion	—	500,000
Total liabilities	5,416,453	6,748,437

Stockholders' Equity
Preferred Stock:
Preferred Stock, 1,000,000 shares authorized; $100 par value; 0 and 0 issued and outstan	—	—
Preferred Stock, Series B: 5,000,000 shares authorized; $.001 par value; 0 and 0 issued and outsta	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized; 90,386,036 and 86,386,036 shares issued and outstanding, respectively	90,386	90,386
Additional paid-in capital	14,694,710	14,694,710
Minority interest	(33,391)	(39,118)
Accumulated deficit	(16,593,732)	(17,540,517)
Total stockholders' deficit	(1,842,027)	(2,794,539)

Total Liabilities and Stockholders' Equity	$3,574,426	$3,953,898

The accompanying notes are an integral part of these financial statements

BlastGard International Inc.

Statement of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$1,802,770	$170,967	$2,793,476	$194,260
Direct costs	1,213,298	137,984	1,917,822	160,115

Gross Profit	589,472	32,983	875,654	34,145

Operating expenses:
General and administrative	219,226	541,065	594,046	1,318,536
Sales and marketing expenses	—	—	—	—
Research and Development	9,840	83	50,301	1,274
Amortization and depreciation	66,392	64,876	183,971	202,567
Total operating expenses	295,458	606,024	828,318	1,522,377

Operating income (loss)	294,014	(573,041)	47,336	(1,488,232)

Non-operating activity
Other income (expense)	39,731	6,355	47,049	8,642
Gains (losses) on settlement of debt	—	—	248,754
Gain (loss) on derivative liability	(157,052)	732,710	1,564,761	492,366
Gain (loss) on settlement of assets	—	98,385	—	98,385
Equity losses of investee	—	—	—
Interest expenses	(211,748)	(450,505)	(706,636)	(1,345,154)
Interest income	—	1	2	1
Total other income (expense)	(329,069)	386,946	905,176	(497,006)

Loss before income taxes	(35,055)	(186,095)	952,512	(1,985,238)

Minority interest loss	7,423	347	5,727	(9,234)
Provision for income taxes	—	—	—

Net income (loss)	$(42,478)	$(186,442)	$946,785	$(1,976,004)

Earnings income (loss) per share:
Basic	$(0.00)	$(0.00)	$0.01	$(0.03)
Dilutive	$(0.00)	$(0.00)	$0.01	$(0.02)

Weighted average shares outstanding
Basic	90,386,036	84,754,168	90,386,036	74,684,369
Dilutive	90,386,036	96,968,454	143,347,120	86,898,655

The accompanying notes are an integral part of these financial statements

BlastGard International Inc.

Statement of Stockholders' Deficit

							Additional				Stock-
	Preferred		Preferred		Common		Paid in		Minority	Accumulated	Holders
	shares	$.001 Par	shares	Par	shares	Par	Capitl	Subscription	Interest	Deficit	Deficit

Balance at June 30, 2007			-	-	39,786,584	39,787	11,644,632	-	-	(11,012,553)	671,866

Conversion of debt					2,395,924	2,395	248,420				250,815
Stock in lieu of salary					187,500	188	18,562				18,750
Modification of warrants							45,534				45,534
Net loss										(1,493,945)	(1,493,945)

Balance at December 31, 2008	-	$-	-	$-	42,370,008	42,370	11,957,148	$-	-	(12,506,498)	(506,980)

Sale of stock					3,000,000	3,000	87,000				90,000
Stock in lieu of salary					1,500,000	1,500	148,500				150,000
Conversion of debt					3,116,134	3,116	90,369				93,485
Stock for services					100,000	100	3,900				4,000
Warrants issued							64,332				64,332
Net loss										(698,221)	(698,221)

Balance at December 31, 2009	-	-	-	-	50,086,142	50,086	12,351,249	-	-	(13,204,719)	(803,384)

Board member compensation					500,000	500	49,500				50,000
Sale of stock					5,500,000	5,500	159,500				165,000
Net loss										(463,613)	(463,613)

Balance at December 31, 2010	-	-	-	-	56,086,142	56,086	12,560,249	-	-	(13,668,332)	(1,051,997)

Sale of stock					5,833,334	5,833	169,167				175,000
Stock issued for acquisition of HighCom Security					9,820,666	9,821	481,179				491,000
Stock issued for conversion of debt					7,812,561	7,813	226,564				234,377
Stock issued for consulting					10,333,333	10,333	239,667				250,000
Stock issued for Acer payable					500,000	500	24,500				25,000
Options issued for compensation							327,944				327,944
Record discount on new loans							665,440				665,440
Reclassify minority interest									(23,956)		(23,956)
Net loss									(15,162)	(3,872,185)	(3,887,347)

Balance at Decemner 31, 2011					90,386,036	90,386	14,694,710		(39,118)	(17,540,517)	(2,794,539)

Net loss									5,727	946,785	952,512

Balance at September 30, 2012	-	-	-	$-	90,386,036	$90,386	14,694,710	-	(33,391)	(16,593,732)	$(1,842,027)

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.

Statement of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(1,976,004)	$946,785
Adjustment to reconcile Net Income to net
cash provided by operations:
Minority interest loss	5,727	(9,234)
Depreciation and amortization	183,971	202,567
Amortization of debt discount	265,254	1,230,953
Discount on debt	(464,810)
Stock given for interest	—	210,000
Other stock comp	—	327,944
Benefical conversion feature on debt	—
Bad Debt expense	—
Gain on conversion of debt	—	(248,754)
Gain on disposal of equipment	—	(6,465)
Settlement loss	—
Gain on derivative	(1,564,761)	(492,366)
Changes in assets and liabilities:
Accounts receivable	(14,965)	55,880
Note receivable	109,679	(15,892)
Inventory	91,452	(19,560)
Other operating assets	(9,819)	68,078
Accounts payable and accruals	(27,892)	316,525
Related party loans	—	84,282
Other liabilities	66,903
Net Cash (Used) Provided by Operating Activities	52,334	(736,856)

Cash Flows from Investing Activities:
Purchase of property and equipment	(48,077)	(11,880)
Payments for intangibles	0	—
Payments for deferred costs	—	(6,429)
Proceeds from sales of assets and intangibles	—	3,900
Cash purchased	—	650
Net Cash Used by Investing Activities	(48,077)	(13,759)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	0	175,000
Proceeds from issuance of note payable	—	760,000
Net proceeds from line of credit	—	—
Repayments of notes payable	(71,488)	(184,655)
Related party advances	—	—
Net Cash Provided by Financing Activities	(71,488)	750,345

Net increase/decrease in Cash	(67,231)	(270)

Cash at beginning of period	253,221	46,382

Cash at end of period	$185,990	$46,112

Supplemental cash flow information:
Interest paid	$337,790	$22,960
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

BLASTGARD INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)           Operations and Basis of Presentation

BlastGard International, Inc. (the “Company”) was incorporated on September 26, 2003 as BlastGard Technologies, Inc. (“BTI”) in the State of Florida, to design and market proprietary blast mitigation materials. The Company created, designs, develops and markets proprietary blast mitigation materials.  The Company’s patented BlastWrap® technology effectively mitigates blast effects and suppresses post-blast fires.  The Company sub-contracts the manufacturing of products to licensed and qualified production facilities.

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

Cash and Cash Equivalents

The Company considered all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at September 30, 2012 or December 31, 2011.

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

As of September 30, 2012 and December 31, 2011, management believes an allowance for uncollectible accounts in the amount of $27,662 and $28,228, respectively, was adequate.

Inventory

Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include raw materials and direct labor and fixed and variable production overheads, taking into account the stage of completion and the normal capacity of production facilities. The cost of inventories is determined using the first-in, first-out (FIFO) method. Inventory is reduced for the estimated losses due to obsolescence. This reduction is determined for groups of products based on purchases in the recent past and/or expected future demand.

Property and Equipment and Intangible Assets

Property and equipment were stated at cost. Depreciation was calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years.  Expenditures for additions and improvements were capitalized, while repairs and maintenance costs were expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of were removed from the accounts and any gain or loss was recorded in the year of disposal.  Depreciation expense for the nine months ended September 30, 2012 and 2011 was $33,396 and $66,493, respectively.

Intangible property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  Amortization expense for the nine months ended September 30, 2012 and 2011 was $150,575 and $132,630, respectively.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets at least annually.  Impairment losses were recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted future cash flows estimated to be generated by those assets were less than the assets’ carrying amount.   If such assets were impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of were reported at the lower of the carrying value or fair value, less costs to sell.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at September 30, 2012 and December 31, 2011.

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

Advertising

Advertising costs were expensed as incurred. Advertising costs of $4,585 and $29 were incurred during the nine months ended September 30, 2012 and 2011, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of December 31, 2011 and September 30, 2012, there were 8,500,000 and 7,050,000, respectively vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive. In addition, at December 31, 2011 and September 30, 2012 the Company had 104,333,335 warrants outstanding issued in connection with convertible promissory notes and stock sales.  The warrants were considered anti-dilutive for the three months ended September 30, 2012.

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

(2)   Notes Payable
Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012 (unaudited)	December 31, 2011

Convertible promissory note, $93,097 (1/4 of previous outstanding notes) issued December 2, 2004, due November 30, 2009, 8% interest, net of unamortized discount of $0	$93,097	$93,097

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate, net of unamortized discount of $0	17,325	17,325

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate, net of unamortized discount of $0	15,241	15,241

	125.663	125,663
Less: current maturities	(125,663)	125,663
	$-	$-

At September 30, 2012, there were 0 warrants outstanding and exercisable associated with the 2004 debt. These warrants were valued at $0.   All convertible promissory notes are presently considered to be in default.

New Financing

Alpha Capital Aktiengesellschaft, a holder of 2004 Debt, loaned us $160,000 in February 2011, an additional $300,000 in March 2011, an additional $300,000 in June 2011 and an additional $500,000 in November 2011 pursuant to secured convertible promissory notes convertible. With respect to the November 2011 financing transaction, all outstanding loans had the conversion price of the notes lowered to $.01 per share and the exercise price of all outstanding warrants extended to seven years, exercisable at $.01 per share. A finder’s fee of 4,000,000 shares was issued by the Company.

At September 30, 2012, we had convertible secured debt of $1,210,000. The secured debt has mandatory redemption provisions. A large portion of the secured debt provides that in the event (i) the Company is prohibited from issuing Conversion Shares, (ii) upon the occurrence of any other Event of Default (as defined in the Transaction Documents), that continues beyond any applicable cure period, (iii) a Change in Control (as defined below) occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any Subsidiary, then at the Secured Debt Holder’s  election, the Company must pay to the Secured Debt Holder not later than ten (10) days after request by such Secured Debt Holder, a sum of money determined by multiplying up to the outstanding principal amount of the Note designated by the Secured Debt Holder, at the Secured Debt Holder’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the thirty days preceding the date demand is made by Secured Debt Holder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due under the Transaction Documents ("Mandatory Redemption Payment"). The Mandatory Redemption Payment must be received by the Secured Debt Holder on the same date as the Conversion Shares otherwise deliverable or within ten (10) days after request, whichever is sooner ("Mandatory Redemption Payment Date"). Upon receipt of the Mandatory Redemption Payment, the corresponding Note principal, interest and other amounts will be deemed paid and no longer outstanding.  The Secured Debt Holder may rescind the election to receive a Mandatory Redemption Payment at any time until such payment is actually received.  Liquidated damages calculated that have been paid or accrued for the ten day period prior to the actual receipt of the Mandatory Redemption Payment by such Secured Debt Holder shall be credited against the Mandatory Redemption Payment provided the balance of the Mandatory Redemption Payment is timely paid.  “Change in Control” is defined as  (i) the Company  becoming a Subsidiary of another entity (other than a corporation formed by the Company for purposes of reincorporation in another U.S. jurisdiction), (ii) the sale, lease or transfer of substantially all the assets of the Company or any Subsidiary, (iii) a majority of the members of the Company’s board of directors as of the Closing Date no longer serving as directors of the Company, except as a result of natural causes or as a result of hiring additional outside directors in order to meet appropriate stock exchange requirements, or (iv) Michael Gordon, the Chief Executive Officer of the Company is no longer serving as Chief Executive Officer unless prior written consent of the Secured Debt Holder had been obtained by the Company.  The foregoing notwithstanding, the Secured Debt Holder may demand and receive from the Company the amount stated above or any other greater amount which the Secured Debt Holder is entitled to receive or demand pursuant to the Transaction Documents.

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

Conversion of Accrued Expenses.

On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025.30 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the noteholder(s) discretion. On May 3, 2011, BlastGard’s Board of Directors ratified, adopted and approved $100,000 in additional compensation to Michael J. Gordon as CEO, of which $50,000 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the noteholder(s) discretion and $50,000 issued in Common Stock at $.05 per share. During the month of August, Michael J. Gordon advanced HighCom Security $93,177 to fund operations. The short-term loan has been paid in full. On August 27, 2012, the Company advanced Michael J. Gordon $160,000.00 against his accrued expenses. On October 29, 2012, the $160,000.00 was returned to the Company.

The 2011 convertible promissory notes consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012 (unaudited)	December 31, 2011

Convertible promissory note, $160,000, issued February 3, 2011, due on March 31, 2012, 10% annual interest rate, net of unamortized discount of $0 and $0, respectively	$110,000	$110,000

Convertible promissory note, $300,000, issued March 3, 2011, due on March 3, 2012, 10% interest, net of unamortized discount of $0 and $80,984, respectively	300,000	219,016

Convertible promissory note, $300,000, issued June 17, 2011, due on June 17, 2012, 10% interest, net of unamortized discount of $0 and $28,934, respectively	300,000	271,066

Convertible promissory note, $500,000, issued November 10, 2011, due on February 10, 2013 10% interest, net of unamortized discount of $72,598 and $222,162, respectively	427,402	277,838

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% annual interest rate, net of unamortized discount of $0 and $24,331, respectively	210,000	185,669

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% annual interest rate, net of unamortized discount of $0 and $37,699, respectively	160,000	122,301

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% annual interest rate, net of unamortized discount of $0 and $10,192	67,025	56,833
	1,574,427	1,242,723
Less: current maturities	(1,700,090)	(742,723)
	$125,663	$500,000

The Company issued 104,333,335 warrants with the convertible debt.  These warrants are exercisable at $0.01 and expire in 2018.  Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter.  At September 30, 2012 the warrants were valued at approximately $2,053,833.  These warrants created a derivative liability in the amount of approximately $2,053,833.  This liability is included in accrued liabilities on the balance sheet, net of the unamortized warrant discount of $1,610,159 for a net amount of $442,854.   All convertible promissory notes are presently considered to be in default.

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans.  Two of these loans are not transferable and all have been called by the lenders.  The revolving credit facilities consist of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012 (unaudited)	December 31, 2011

Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand, $17,187 credit is available at September 30, 2012	$82,813	$88,968

Line of credit from Fifth Third Bank, $450,000, interest only at 6.2% annually, due on demand **	434,290	434,011

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand **	147,261	148,376

Revolving credit card facility with California Bank & Trust (non-assumable), $50,000, interest only at 5%, due on demand **	40,835	49,750

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	56,931	38,887

	762,130	759,992
Less: current maturities	(762,130)	(759,992)
	$-	$-

**           These notes were called when HighCom was purchased and are considered in default.  No additional credit is available.

(3)           Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs.  These acquisition notes have the following balances at September 30, 2012 and December 31, 2011;

	September 30, 2012 (unaudited)	December 31, 2011

HighCom Security acquisition note, original balance, $194,600, paid down to $$107,674. This loan has zero balance net of receivables due from seller	$-	$-

Acquisition note for the purchase of Acer product designs, original amount $30,000, interest at 8%, due 12/31/2011.	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	30,000
	$-	$-

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

Common stock issuances

No shares were issued during the 3rd quarter of 2012 ending September 30, 2012.

   Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees. No options were granted during the 3rd quarter of 2012 ending September 30, 2012.  The Board’s policy with respect to options is to grant options at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant.

There were no net cash proceeds from the exercise of stock options during the three months ended September 30, 2012.  At September 30, 2012 and December 31, 2011, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity as of and for the twelve months ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
Options Outstanding - January 1, 2012	8,500,000	$0.10	1.0years		—
Granted	—	—
Exercised	—	—
Forfeited/expired/cancelled	1,450,000
Options Outstanding – December 31, 2011	7,050,000	$0.03	3.7 years		$0
Outstanding Exercisable – January 1, 2012	8,500,000	$0.10	3.7 years	$
Outstanding Exercisable – June 30, 2012	7,050,000	$0.03	3.0 years	$
Outstanding Exercisable – September 30, 2012	7,050,000	$0.03	3.0 years		$0

The total grant date fair value of options vested during the three months ended September 30, 2012 - $0.

(5)         Line of Credit

The Company has a $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. Currently, $82,813 was owed pursuant to the line of credit (inclusive of interest at 5%).  Credit available at September 30, 2012 was $17,187 on the line of credit and revolving line, respectively.

(6)         Income Taxes

The Company realized a profit in the nine months ended September 30, 2012 due to a gain on the derivative liability associated with the warrants but incurred net operating losses during all prior periods presented.  Due to the deferred tax attributes of the derivatives and a deferred tax asset from prior periods, which was fully allowed for, no income tax benefit or expanse has been presented.  Any tax liability associated with the gain was offset by the deferred tax assets and changing in the valuation allowance on those tax assets.

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

Rent expense for the nine months ended September 30, 2012 and 2011 was approximately $50,685 and $75,755 respectively.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At September 30, 2012, the Company was in arrears on the final twelve monthly payments on the settlement.

 (8)         Inventory

The Company’s manufacturing is sub-contracted to licensed and qualified production facilities.  Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.

	September 30,	December 31,
	2012	2011
	(unaudited)
Raw materials	$381,272	$489,733
Work in process	20,829	-
Finished Goods	30,004	33,824

TOTAL	$432,105	$523,557

(9)           Transaction with Affiliate

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

(10)         Subsequent Events

        The Company has performed an evaluation of events occurring subsequent to the period end through theissuance date of this report. Based on our evaluation no events have occurred that need tobe disclosed.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and nine months ended September 30, 2012 have been included.

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

 In March 2011, BlastGard’s management team officially assumed operational control of HighCom.  Since this time we have accomplished a number of key compliance tasks and are currently in the process of finalizing manufacturing agreements with several key partners.  As stated in the paragraph above, BlastGard has received official communication from the U.S. State Department that HighCom’s export authority has been reinstated. In addition to this, BlastGard has completed registration through both the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security ("BSI"). The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits.  BlastGard management has been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review and in March 2012 HighCom secured ISO certification. Communication with the United Nations is ongoing. On February 6, 2012, the Company was notified by letter that the United Nation’s Vendor Review Committee (“VRC”) had recommended to immediately place on hold the registration status of HighCom Security. This VRC decision to place on hold our registration status was based on integrity/ethical issues surrounding the former CEO’s actions. Soon after this decision was made, we were notified that on February 21, 2012 the government dismissed all the charges against the former CEO. The Company has been in communication with the United Nations Procurement Division regarding this matter and on March 15, 2012, the Company was informed that the VRC had met regarding our request for re-instatement and that its recommendation is currently under consideration. BlastGard has also made significant personnel changes within HighCom and restructuring of operating locations and costs. Since the completion of our acquisition of HighCom, the Company has focused its employee time and capital resources primarily on the development of the business of HighCom. We expect future results of operations to show the benefits of these changes.  The results of operations for HighCom Security have been included on these statement from the date of acquisition, January 25, 2011.

Results of Operations

Our consolidated net revenues increased substantially as a direct result of our acquisition of HighCom Security in March 2011, which included a change in management. The increase for the quarter ending September 30, 2012 was primarily the result of increased sales of our HighCom Security product line due to a higher demand from our third party customers for certain personal protective equipment products. The sales increase was primarily due to two of our major product categories: ballistic plates and ballistic helmets. Management instituted a number of action steps over the past year to realize this increase in sales, namely: a visible presence at industry tradeshows, cultivation of former customers, aggressive pricing, new in-house production facility, greater cost control over raw materials as well as a new marketing and sales program. We also secured our ISO 2012 certification. The International Organization for Standardization (“ISO”) is the world’s largest developer of voluntary International Standards. International Standards give state of the art specifications for products, services and good practice, helping to make industry more efficient and effective. Developed through global consensus, our ISO certification breaks down the barriers to international trade which is a major focus of our new sales strategy.

For the three months ended September 30, 2012 and 2011, we recognized sales of $1,802,770 and $170,967 and a gross profit of $589,472 and $32,983, respectively.  Our operating expenses were $295,4583 and $606,024 and our net loss for the three months ended September 30, 2012and 2011 was $(42,478) as compared to $(186,442), respectively. The decrease in net loss is due to an increase in operating income related to the acquisition of HighCom Security, Inc.

For the nine months ended September 30, 2012 and 2011, we recognized sales of $2,793,476 and $194,260 and a gross profit of $875,654 and $34,145, respectively.  Our operating expenses were $828,318 and $1,522,377 and our net income for the nine months ended September 30, 2012 was $946,785 as compared to a net loss of $(1,976,004) for 2011. The net income for 2012 is due to a gain on a derivative liability, an increase in operating income related to the acquisition of HighCom Security, Inc. and a decrease in operating expenses due to our streamlined operations. The net loss in 2011 is due to the amortization of debt discounts on the new notes issued during the year and an increase in operating expenses related to the acquisition of HighCom Security, Inc.

Improved Operations

The improvements to operations were primarily the result of increased sales of our HighCom Security product line due to a higher demand from our third party customers for certain personal protective equipment products. The sales increase was primarily due to two of our major product categories: ballistic plates and ballistic helmets. Management instituted a number of action steps over the past year to realize this increase in sales, namely: a visible presence at industry tradeshows, cultivation of former customers, aggressive pricing, new in-house production facility, greater cost control over raw materials as well as a new marketing and sales program. Our gross margins improved for the three months and nine months ended September 30, 2012 due to lower labor and raw material costs and our operating expenses were reduced due to operating efficiencies and that prior period was abnormally high due to a non-operating expense, namely the acquisition of a business and related consultant fees.

Sales Backlog

As of October 15, 2012, the Company had approximately $600,000 of sales orders in production that were expected to ship in November 2012. The Company has hired temporary personnel to complete these orders which will also increase our operating expenses in the fourth quarter.  Management is optimistic that additional sales will occur in the fourth quarter of 2012, although no assurances can be given in this regard.

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

Liquidity and Capital Resources.

At September 30, 2012, we had cash of $185,990, working capital of $(3,040,253), an accumulated deficit of $(16,593,732) and shareholder deficit of $(1,842,027).

For the nine months ended September 30, 2012, net cash provided by operating activities is $52,334 primarily due to our net income of $946,785, and a gain on derivative liability, offset by amortization. During the nine months ended September 30, 2012, we used cash in investing activities for payment of deferred costs and property of $(48,077) and we used cash from financing activities of $(71,488) to repay notes.

For the nine months ending September 30, 2011, net cash used in operating activities is $(736,856) primarily due to our net loss of $(1,976,004), partially offset by amortization of debt discount, stock based compensation and an increase in our accounts receivables. During the nine months ended September 30, 2011, we used cash in investing activities for payment of deferred costs of $(13,759) and we received cash of $750,345 from financing activities.

At September 30, 2012, we had cash of $185,990 and we owed approximately $2.4million in principal (without discounts) and approximately $2.1 million in payables and accruals.

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

Purchase of HighCom Security Inc.

As previously reported, on January 25, 2011, BlastGard International, Inc. ("BlastGard") entered into a binding Letter of Intent (“LOI”) with HighCom Security, Inc. (“HighCom”) under which BlastGard will acquire 100% of the common stock of HighCom from the stockholders of HighCom, none of whom are affiliates of BlastGard. HighCom is a worldwide security equipment provider based in San Francisco, California. HighCom designs, manufactures and distributes a unique range of security products and personal protective gear. BlastGard and HighCom have agreed to consummate a Stock Purchase Agreement, subject to the approval of all necessary parties, agencies or regulatory organizations. As of the signing of the agreement, BlastGard immediately assumed the operations of HighCom and started to provide financing for the operations while the definitive agreement was drawn up over the next 90 days.

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

BlastGard also agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue reaches certain goals. BlastGard management believes that the revenues goals are very achievable and have valued the contingent consideration at 68% of the market price at the time of the agreement.  As of September 30, 2012, the first earn-out payment amounted to approximately $50,000 that was applied to amounts due from the seller to HighCom.

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

Item 2.	.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	From January 2011 to September 30, 2012, we had no sales or issuances of unregistered securities
(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the nine months ended September 30, 2012, there were no repurchases by the Company of its Common stock.

Item 3.     Defaults upon Senior Securities
    N/A

Item 4.     Mine Safety Disclosures

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

BLASTGARD INTERNATIONAL, INC.

Dated: November 14, 2012	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer