Form 10-K
period 2012-12-31
BLASTGARD INTERNATIONAL INC
filed 2013-04-16
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from:  ______________ to ______________

Commission file number: 000-53756

BLASTGARD® INTERNATIONAL, INC.
(Name of small business issuer as specified in its charter)
Colorado	84-1506325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2451 McMullen Booth Road, Suite 212, Clearwater, FL	33759
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (727) 592-9400

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

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
 Yes ☒  No ☐.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2012, the number of shares held by non-affiliates was approximately 52,495,000 shares.  The approximate market value based on the last sale (i.e. $.02 per share as of June 29, 2012) of the Company’s Common Stock was approximately $1,049,000.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 31, 2013 was 102,604,905 shares.

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

Item 1.           Business

BlastGard International, Inc. is in the business of providing protection for individuals and property.  We have developed and have been marketing BlastWrap products to protect people and property against explosive forces. The Company owns 98.2% of HighCom Security, Inc. (“HighCom”) which provides a wide range of security and personal protective gear.  A description of each company can be found below and a description of our acquisition can be located under "Item 13." We believe that the products of the two companies have a certain synergy and that BlastGard International is poised to be a full service provider for defensive and protective product needs. The term "the Company" shall include BlastGard and HighCom unless the context indicates otherwise.

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

Given the equipment and ballistic protection solutions provided by HighCom, compliance with the U.S. Department of Commerce, U.S. Department of State, U.S. Department of the Treasury and all other governmental agencies' regulations is a high priority. HighCom received official communication from the U.S. State Department that HighCom’s export authority has been reinstated. In addition to this, the Company also completed registration through the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security ("BSI"). The purpose of these registrations is to allow the Company control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits. The Company has also made significant personnel changes within HighCom and restructuring of operating locations and costs, resulting in significant reductions to HighCom’s operating expenses since the second half of 2011.

With the acquisition of HighCom by BlastGard, we feel this is a unique opportunity to combine the armor technology of HighCom with the blast mitigating technology of BlastGard and provide a combination of advancements in product technologies while focusing on USA made products for the United States Military and other governments and agencies worldwide. We have initiated numerous Research and Development projects according to National Institute of Justice’s (“NIJ”) body armor standards and testing. HighCom currently has 14 plates and vest solutions that qualify under the NIJ 0101.04 (Interim 2005) standard.. We are currently marketing all of our NIJ 0101.04 and 0101.06 products to open market customers in law enforcement and military channels.  We currently have 2 plates, 3SPS-5 and 4SAS-15 that qualify for NIJ 0101.06 with certifications in hand.  We also have 3 vest solutions for a concealable, tactical, and light tactical that are NIJ 0101.06 certified, which are manufactured by one of our partners. We currently have 3 additional products we are planning to develop in 2013 for NIJ 0101.06. These include a light weight and low cost Level III plate along with a steel core Level III stand alone and a light weight, high-end Level IV plate. We have already verified and validated the steel plate and are currently selling it built according to NIJ 0101.04. We also have begun initial testing to come up with a lighter weight, less expensive ballistic shield design. We also are now doing all production in house to control costs and more effectively manage quality, compliance as well as our ability to provide quicker turnaround response times to immediate orders. We recently passed our ballistic tests for oven processed plates. We did this to find an alternative to using an autoclave, which is more expensive to operate. This will allow us to handle R&D and production in house using an oven. Another investment in 2012 included the expansion of our manufacturing facility and equipment in addition to our latest project of completing construction of our in-house ballistics and material science laboratory.  The lab is a critical element for testing and evaluation as well as a major marketing point for many customers who in visiting the plant will also be invited to witness live ballistic testing of our products. The lab will also enable us to address another critical area of our quality controls - validating and verifying our raw materials for hardness tests, density, performance and yields. This way we can make sure the materials we purchase from our vendors conform to spec and that we can improve the weight and cost of our finished product while maintaining complete control over the intellectual property of new products.

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

We have recently entered into a number of agency agreements to market our product line in Mexico and the Middle East and North Africa (“MENA”) region. We have also attended numerous tradeshows in an effort to re-establish HighCom’s presence in the personal protection equipment market and we are currently participating in numerous bids totaling 15 million dollars. We are seeing a significant increase in our overall sales on a quarter by quarter basis as we develop these relationships.

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

Foreign Corrupt Practices Act (FCPA)

On January 19, 2010, the U.S. Department of Justice ("DOJ") unsealed indictments of 22 individuals from both the law enforcement and defense supply industry, one of whom was HighCom’s then Chief Executive Officer, Yochanan Cohen, as an individual for allegedly violating 18 U.S.C. § 371 and 18 U.S.C. § 78dd-2, United States v. Yochanan R. Cohen, Criminal Case No. Cr-09-343.  (Note: On February 24, 2012, the United States District Court of Columbia, upon consideration of the government’s motion to dismiss, ordered the dismissal (with prejudice) of the indictment and superseding indictments against 22 defendants.)  HighCom was not a party to this indictment. HighCom has always taken, and continues to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad.  Following this indictment, Mr. Cohen stepped down from his daily responsibilities as CEO of HighCom.  As a result of this indictment, although not a named party to the indictment, in March 2010, HighCom was placed under a policy of denial by the U.S. State Department.  This resulted in a suspension of HighCom’s ability to export certain armor products under U.S. Government Regulations.  This effectively ended HighCom’s export capacity and significantly impacted its operations and ability to deliver product to its customers and in particular fulfill its shipment obligations under the U.N. contract awarded in late 2009.  HighCom was suspended by the US Dept. of Defense and added to its Excluded Party List. This severely restricted its ability to sell product in the US defense sector. To regain its export privileges under US State Department regulations, Mr .Cohen, as CEO and majority shareholder, was required to resign as an executive corporate officer and director and fully divest his equity interest in HighCom. On January 25, 2011, Mr. Cohen entered into a binding Letter of Intent to sell his equity interest to BlastGard International Inc. and closing occurred on March 4, 2011.

Concurrent with Mr. Cohen’s resignation both as a director and officer of HighCom and the sale of his equity interest to BlastGard, BlastGard filed with the US State Department to have the policy of denial lifted in order to regain HighCom’s ability to export certain armor products again.  As of March 29, 2011 this order of denial had been lifted and HighCom’s export privileges have been reinstated.  HighCom also successfully applied to the US Defense Dept to be removed from the Excluded Party List (“EPLS”). The successful reinstatement of HighCom’s export authority and its removal from the EPLS has dramatically improved HighCom’s ability to sell and market its products.  BlastGard has also been reinstated as a vendor for potential bids under the United Nations and has already completed several small orders since its reinstatement. However, on February 6, 2012, the United Nations notified the Company that the UN Secretariat Review Committee met on January 27, 2012 to review the vendor registration status of HighCom Security, Inc. The Committee noted the indictment of HighCom’s former CEO on four counts. Based on those charges, and in accordance with the UN’s policy with regards to ethics and compliance issues, placed an immediate hold on the registration status of HighCom, pending the UN’s internal review. The Company requested that the UN reconsider their decision as HighCom is under new ownership and management and that since their decision the United States District Court of Columbia dismissed all charges against the former CEO. A final decision is still pending the UN’s internal review.

In March 2011, BlastGard’s management team officially assumed operational control of HighCom.  Since this time we have accomplished a number of key compliance tasks and are currently in the process of finalizing manufacturing agreements with several key partners.  As stated in the paragraph above, BlastGard has received official communication from the U.S. State Department that HighCom’s export authority has been reinstated. In addition to this, BlastGard has completed registration through both the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security ("BSI"). The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits.  BlastGard management has been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review and in March 2012 HighCom secured ISO certification. Communication with the United Nations is ongoing. On February 6, 2012, the Company was notified by letter that the United Nation’s Vendor Review Committee (“VRC”) had recommended to immediately place on hold the registration status of HighCom Security. This VRC decision to place on hold our registration status was based on integrity/ethical issues surrounding the former CEO’s actions. Soon after this decision was made, we were notified that on February 21, 2012 the government dismissed all the charges against the former CEO. The Company has been in communication with the United Nations Procurement Division regarding this matter and on March 15, 2012, the Company was informed that the VRC had met regarding our request for re-instatement and that its recommendation is currently under consideration. To date we have not been re-instated but we are in communication with the United Nations Procurement Division in an effort of securing re-instatement. BlastGard has also made significant personnel changes within HighCom and restructuring of operating locations and costs. Since the completion of our acquisition of HighCom, the Company has focused its employee time and capital resources primarily on the development of the business of HighCom. Our results of operations for 2012 demonstrate the benefits of these changes.

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

Research and Development

During fiscal 2012 and 2011, HighCom spent $23,579 and $10,066, repectively on research and development efforts. Future research and development expenses will depend upon our liquidity and capital resources.

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

Target Market
The primary target markets are:
•	U.S. Department of Defense
1.	Army
2.	Marines
3.	Air Force
4.	Navy
•	Other government agencies
1.	Homeland Security
2.	State Dept.
3.	FBI
4.	DEA
5.	U.S. Marshalls
•	Local law enforcement
1.	Police
2.	Highway patrol
3.	City police
4.	County Sheriffs
•	Foreign governments
1.	Military
2.	Security
3.	Police
•	United Nations peace keeping forces

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

Bidding on Governmental Projects

Bidding on governmental (federal, state, local) contracts normally requires you to apply for status as an approved vendor. Once your application accepted – you are eligible to participate in bids. Vendor certifications have varied processes – some include/require submission of detailed financial data to qualify and be certified as a vendor. Our ISO certification is also a key factor in registration. Bids are submitted to a US agency – either through online sites, email or US Mail. For foreign sales – normally approached by agents (based in foreign companies) – who request quotes for supply of goods in their local markets. Agents generally operate on a non-exclusive basis, but HighCom has in the past granted limited exclusivity to certain agents either on project specific basis – or a specific country basis. On occasion, HighCom may contract directly with a foreign government to supply products on behalf of local agent. HighCom would then receive payment direct from government agency and pay a commission to local agent.

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

Employees

As of December 31, 2012, the Company has three full-time employees. The Company also relies on temporary workers for its manufacturing facility. Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

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

We have developed and designed proprietary blast mitigation materials. Our Patented BlastWrap® has been designed to mitigate blasts and suppress flash fires resulting from explosions, regardless of the material or compound causing the explosion. We believe that this technology can be used to create new finished products or designed to retrofit existing products.

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

On November 27, 2012, BlastGard was notified by its patent counsel that its patent application for its BlastWrap material was issued as U.S. Patent No. 8,316,752 B2. On October 13, 2009, BlastGard was notified by its patent counsel that its patent application for its BlastWrap material was granted from the Eurasian Patent Office. The terms of this patent will expire on February 27, 2024. The patent will be valid in all contracting states: Armenia (AM), Azerbaijan (AZ), Belarus (BY), Kirgizstan (KG), Kazakstan (KZ), Moldova (MD), Russia (RU), Tajikistan (TJ), and Turkmenistan (TM). In addition, we have been issued patents in Argentina, granted on September 17, 2007, and in Singapore, granted on August 31, 2007 for our “improved acoustic/shock wave attenuating assembly” (i.e. BlastWrap). On March 18, 2008, our patent-pending application (No. 11/042,318) for our explosive effect mitigated containers (i.e. BlastGard MTR and MBR”) was issued as U.S. Patent No. 7,343,843.

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

On October 25, 2004, the Company had entered into an Alliance Agreement with Centerpoint Manufacturing whereas Centerpoint would provide the Company with proprietary reinforced trash receptacles and the Company would provide proprietary composite blast mitigation material technologies to offer an enhanced reinforced trash receptacle product. All of the costs related to the testing and development of the BlastGard MTR® and BlastGard MBR® series, totaling $262,404.60 and $62,808.63 respectively, were paid by the Company. The Alliance Agreement commenced on October 25, 2004 and was in full force and effect for five years. The Alliance Agreement automatically terminated on October 25, 2009 since neither party renewed the Agreement. Nevertheless, the Company continued to rely on Centerpoint as their vendor for blast resistant receptacles for the Company’s MTR and MBR line of products and Centerpoint continued to supply their receptacles to the Company. During the 5-year Alliance Agreement, the Company’s line of blast-mitigated products were marketed to third parties while Centerpoint continued to market the same blast resistant receptacle under their own name but without the blast-mitigating properties of BlastWrap. In May 2010, BlastGard notified Centerpoint that it intended to create a new blast resistant receptacle component for the Company to use in its BlastGard MTR® and BlastGard MBR® product line unless Centerpoint could reach agreement with BlastGard on continuing to use its existing receptacle. On May 18, 2010, BlastGard concluded that Centerpoint would not continue its relationship with BlastGard. In late 2011, BlastGard and Centerpoint reestablished its previous relationship and Centerpoint one again supplied BlastGard with the receptacles for its MTR sales. However, on December 31, 2012, Centerpoint closed its business and is in the process of selling its business to another manufacturer. In the meantime, BlastGard does not have a manufacturer to provide our receptacles. If Centerpoint is successful in selling its business to a new manufacturer, BlastGard intends to purchase its trash receptacles from the new manufacturer (assuming acceptable pricing). Otherwise, BlastGard will engage a fabricator to make trash receptacles for our MTR and MBR line. It is estimated that the process of utilizing a new fabricator and testing the new receptacles would take approximately six to nine months and cost approximately $50,000 to create and test our own line of trash receptacles.

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

•
Centerpoint Manufacturing, Inc., located in Robertsdale, Alabama manufactures the BlastGard® MTR receptacles and the BlastGard Mitigated Bomb Receptacles (MBR 300) as well. We entered into a five year exclusive alliance agreement with Centerpoint Manufacturing in October 2004 for the joint development of reinforced, blast mitigated trash receptacles which contract has since expired. Since late 2011, BlastGard and Centerpoint have re-established its previous relationship and Centerpoint now supplies BlastGard with the receptacles for its MTR sales. If Centerpoint is successful in selling its business to a new manufacturer, BlastGard intends to purchase its trash receptacles from the new manufacturer (assuming acceptable pricing). Otherwise, BlastGard will engage a fabricator to make trash receptacles for our MTR and MBR line. It is estimated that the process of utilizing a new fabricator and testing the new receptacles would take approximately six to nine months and cost approximately $50,000 to create and test our own line of trash receptacles.

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

Marketing Analysis

Overall Market

The market for blast solutions includes commercial industries (accidental explosions of chemicals, terrorist threats, demilitarization), militaries (weapons storage and transport, barriers, revetments and bunkers and vehicle protection), and governments and municipalities (bomb explosions and threats). We have examined each of these markets to identify areas and industries within each that will benefit most from BlastGard® Technology.  For a detailed discussion of our market analysis, reference is made to Item 1 of our Form 10-K for the fiscal year ended December 31, 2011, which is incorporated herein by reference.

Governmental Regulation

We are not aware of any existing or probable governmental regulations that would affect our business, except to the extent that we voluntarily design products to meet various governmental guidelines. For example, our products can be designed to conform to the United States Bureau of Alcohol, Tobacco and Firearm’s requirements for the containment of explosive materials.

Research and Development

In 2012 and 2011, we spent approximately $26,012 and $30,670, respectively, on research and development related activities of BlastGard. To date our products or prototypes of our products have been provided by us at no charge to potential customers for their own evaluation and testing done at their expense.

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

We can provide no assurances we will be able to continue as a going concern or raise additional financing in the future. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at December 31, 2012. These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company will require from time-to-time additional financing to finance its operations through the sale of equity and/or debt borrowing.  We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern.  See “Notes to our Financial Statements.”

We had total liabilities at December 31, 2012 of approximately $5,360,000 and may not be able to meet our obligations as they become due. At December 31, 2012, we had total liabilities of $5,360,292. Of the $5,360,292, $1,278,590 represents accounts payable and accrued expenses, $2,492,565 represents the current portion of notes payable and $1,170,081 represents contingent liabilities. We can provide no assurances that we will be able to meet our obligations to our debt holders as they become due and payable.

Certain provisions of our secured debt may make it very difficult in the future to obtain additional financing or may cause a mandatory redemption of such securities.  At December 31, 2012, we had convertible secured debt of approximately $1,569,000. (See “Item 7” regarding the Company’s expectation that the Secured Debt will be converted into Common Stock at a conversion price of $.009 per share on or before June 21, 2013.) The secured debt has mandatory redemption provisions. A large portion of the secured debt provides that in the event (i) the Company is prohibited from issuing Conversion Shares, (ii) upon the occurrence of any other Event of Default (as defined in the Transaction Documents), that continues beyond any applicable cure period, (iii) a Change in Control (as defined below) occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any Subsidiary, then at the Secured Debt Holder’s  election, the Company must pay to the Secured Debt Holder not later than ten (10) days after request by such Secured Debt Holder, a sum of money determined by multiplying up to the outstanding principal amount of the Note designated by the Secured Debt Holder, at the Secured Debt Holder’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the thirty days preceding the date demand is made by Secured Debt Holder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due under the Transaction Documents ("Mandatory Redemption Payment"). The Mandatory Redemption Payment must be received by the Secured Debt Holder on the same date as the Conversion Shares otherwise deliverable or within ten (10) days after request, whichever is sooner ("Mandatory Redemption Payment Date"). Upon receipt of the Mandatory Redemption Payment, the corresponding Note principal, interest and other amounts will be deemed paid and no longer outstanding.  The Secured Debt Holder may rescind the election to receive a Mandatory Redemption Payment at any time until such payment is actually received.  Liquidated damages calculated that have been paid or accrued for the ten day period prior to the actual receipt of the Mandatory Redemption Payment by such Secured Debt Holder shall be credited against the Mandatory Redemption Payment provided the balance of the Mandatory Redemption Payment is timely paid.  “Change in Control” is defined as  (i) the Company  becoming a Subsidiary of another entity (other than a corporation formed by the Company for purposes of reincorporation in another U.S. jurisdiction), (ii) the sale, lease or transfer of substantially all the assets of the Company or any Subsidiary, (iii) a majority of the members of the Company’s board of directors as of the Closing Date no longer serving as directors of the Company, except as a result of natural causes or as a result of hiring additional outside directors in order to meet appropriate stock exchange requirements, or (iv) Michael Gordon, the Chief Executive Officer of the Company is no longer serving as Chief Executive Officer unless prior written consent of the Secured Debt Holder had been obtained by the Company.  The foregoing notwithstanding, the Secured Debt Holder may demand and receive from the Company the amount stated above or any other greater amount which the Secured Debt Holder is entitled to receive or demand pursuant to the Transaction Documents.

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

We expect to have a change in control.  As described under “Item 7” herein, a Canadian corporation recently purchased the outstanding Secured Debt of the Company as of March 21, 2013 in the principal amount of $1,267,707.07 (including accrued interest thereon) held by Alpha Capital Anstalt (which excludes $182,000 of Secured Debt which continues to be owned by Alpha).  As a result of this transaction, the expiration date of the Secured Debt was extended through June 14, 2013 and the conversion price of the Secured Debt was lowered to $.009 per share. The agreements provide for the Canadian corporation to convert the Secured Debt into Common Stock within three months. Likewise, Alpha Capital Anstalt has committed to convert the $182,000 of indebtedness into Common Stock at the new conversion price. The Canadian corporation is also obligated to offer to purchase the Secured Debt held by three other parties totaling approximately $154,000, of which one secured lender has already converted approximately $109,000 into over 12 million shares of the Company’s Common Stock. The Canadian corporation also purchased from Alpha Capital Anstalt, warrants to purchase 104,333,335 shares of Common Stock exercisable at $.01 per share. These transactions and the anticipated conversion into shares of the Company’s Common Stock on or before June 21, 2013 are expected to result in a change in control of the Company. See “Items 7 and 12” for additional information on the change of control. We cannot predict what changes will be instituted by the new controlling stockholder in the Company’s management and/or directors, although it is anticipated that Michael J. Gordon will continue to serve as Chief Executive Officer and a director of the Company.

We have incurred substantial losses from inception and failure to achieve significant revenues and profitability in the future would cause the market price for our common stock to decline.  We have a history of operating losses since inception and have an accumulated deficit at December 31, 2012 of $16,495,550 and a total shareholder deficit of $1,740,415. For 2012, the Company achieved a net income of $1,044,967, largely from a gain on derivative liability totaling $1,774,584. During 2012, net cash was provided by operating activities of approximately $250,000 as a result of the Company’s improved operations in 2012 versus the comparable period of the prior year.  We can provide no assurances that our operations will continue to be profitable in 2013 and in future operating periods. If our operations do not continue to be profitable, we may have difficulty remaining a going concern, meeting obligations as they come due and as a result of the foregoing, investors in our common stock could lose their entire investment.

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

Our new subsidiary, HighCom, has a history of significant sales, which are not present in
BlastGard. HighCom will attempt to restore sales to historical levels, although no assurances can be given in this regard.  Currently, the Company is devoting primarily all of its manpower and capital resources to the operations of HighCom. If our parent corporation, BlastGard, chooses to devote resources toward the development of sales in its traditional Blastwrap business, these sales activities may not be successful. We can provide no assurances that our operations will be able to operate profitably in the future.

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

Product Liability Insurance.  Due to new financing secured during the fourth quarter of 2011, the Company has secured product liability insurance which had previously lapsed. We can provide no assurances that our operations will be able to operate profitably in the future in order to maintain product liability insurance.

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

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price.  As of March 2, 2013, we have outstanding 90,386,036 shares of common stock, including an estimated 52,495,000 outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

Item 1.B.    Unresolved Staff Comments

Not applicable.

Item 2.           Description of Property

We do not own any real estate properties. BlastGard entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida, which was expanded to two offices in 2011 to accommodate HighCom Security. In 2012, BlastGard moved into a larger office space. Rental payment under the new lease is $350 per month on a month to month basis.

HighCom leases office and manufacturing space in Columbus, Ohio. In February 2011, the Company entered into a six month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH. In June 2012, the Company entered into a one year lease agreement for approximately 16,200 square feet of office and warehouse space in Columbus, OH.  We believe that our HighCom facility is adequate for present requirements and suitable for the operations involved.

HighCom rents approximately 900 square feet of office space in Aurora, CO on a short-term lease expiring on October 31, 2013 at a rental of $965 per month.

HighCom leased office space in San Francisco, CA until April 30, 2011 when the offices moved to Clearwater, FL. The Company was paying for office space in San Francisco, California at a monthly rate of $15,000. This office was closed in April 2011.

Rent expense for 2012 and 2011 was approximately $66,041 and $91,508, respectively.

Item 3.           Legal Proceedings

We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At December 31, 2012, the Company was in arrears on the final twelve monthly payments on the settlement.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Common Stock and Related Shareholder Matters

There is a limited public market for our Common Stock. Our common stock has been quoted on the OTC Bulletin Board under the symbol “BLGA” since March 29, 2004 (on some internet-based services such as http://finance.yahoo.com, stock quotes can be accessed using the symbol BLGA.OB).The following table sets forth the range of high and low sales prices for our Common Stock (rounded to the nearest penny) for each quarterly period indicated, in the last two fiscal years.

Quarter Ended	High Sales	Low Sales
March 31, 2011	$0.07	$0.06
June 30, 2011	$0.08	$0.04
September 30, 2011	$0.04	$0.04
December 31, 2011	$0.01	$0.01

March 31, 2012	$0.03	$0.01
June 30, 2012	$0.02	$0.01
September 30, 2012	$0.02	$0.01
December 31, 2012	$0.03	$0.01

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission.

Holders

As of March 31, 2013, there were approximately 263 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on its common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Repurchases of equity securities

During the past three years, we did not repurchase any of our outstanding equity securities except for the warrants repurchased from the June 2006 lenders as described under "Item 13”.

Sales of Unregistered Securities

From January 1, 2011 to December 31, 2012, we had no sales or issuances of unregistered common stock.

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

New Product Line

On January 25, 2011, we acquired 98.2% of the capital stock of HighCom.  HighCom provides a wide range of security products and personal protective gear (including tactical armor) that are tailored and offer protection solutions to specific customer requirements. HighCom caters to local law enforcement agencies, correctional facilities and municipal authorities. Given the equipment and ballistic protection solutions provided by HighCom, compliance with the U.S. Department of Commerce, U.S. Department of State, U.S. Department of the Treasury and all other governmental agencies' regulations is a high priority. HighCom has sold its products in the defense and law enforcement sectors and is known for innovative technology, exceptional customer service and superior quality performance. We export our products throughout the world and have in the past sold products in Asia, Africa, Europe, Latin America and the Middle East. Many of our products are controlled for export purposes and we require end user details prior to all sales. Strict compliance with U.S. and International laws and regulations is mandatory.

In March 2011, BlastGard’s management team officially assumed operational control of HighCom.  Since this time we have accomplished a number of key compliance tasks. BlastGard received official communication from the U.S. State Department that HighCom’s export authority has been reinstated. In addition to this, BlastGard has completed registration through boththe Directorate of Defense Trade Controls as well as the Bureau of Industry and Security ("BSI"). The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits.  BlastGard management has been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review and in March 2012 HighCom secured ISO certification.  On February 6, 2012, the Company was notified by letter that the United Nation’s Vendor Review Committee (“VRC”) had recommended to immediately place on hold the registration status of HighCom Security. This VRC decision to place on hold our registration status was based on integrity/ethical issues surrounding the former HighCom CEO’s actions. Soon after this decision was made, we were notified that on February 21, 2012 the government dismissed all the charges against the former HighCom CEO. The Company has been in communication with the United Nations Procurement Division regarding this matter and on March 15, 2012, the Company was informed that the VRC had met regarding our request for re-instatement and that its recommendation is currently under consideration. BlastGard has also made significant personnel changes within HighCom and restructuring of operating locations and costs. Since the completion of our acquisition of HighCom, the Company has focused its employee time and capital resources primarily on the development of the business of HighCom. Our results of operations for 2012 show the benefits of these changes.  The results of operations for HighCom Security have been included in our statements since January 25, 2011.  For the year ended December 31, 2012, our results of operations will include revenues and expenses of HighCom Securities for the entire year.

Results of Operations

Year Ended December 31, 2012 vs. 2011

Results of Operations

Our consolidated net revenues for 2012 increased substantially as a direct result of our acquisition of HighCom Security in March 2011 and a change in management of HighCom. Since the acquisition of HighCom, we have worked to rebuild the historical sales of HighCom. Our first sales in HighCom started in July 2011 and have increased each month. Occasional sales of BlastWrap and receptacles have continued in BlastGard. For 2012, we had revenues of $3,496,433 as compared to revenues of $334,209 for the comparable period of the prior year. Our gross profit for 2012 was $1,133,208 as compared to $72,160 for the comparable period of the prior year. For fiscal 2012, all of our revenues, except for $223,000 of BlastWrap sales, in which the Company had a gross profit of approximately $29,000, were achieved through sales of HighCom products.

The increase in revenues and gross profit for 2012 were primarily the result of increased sales of our HighCom Security product line due to a higher demand from our third party customers for certain personal protective equipment products. The sales increase was achieved primarily due to sales in two of our major product categories, namely, ballistic plates and ballistic helmets. Management instituted a number of action steps over the past year to realize this increase in sales, namely: a visible presence at industry tradeshows, cultivation of former customers, aggressive pricing, new in-house production facility, greater cost control over raw materials which helped increase our gross margins as well as a new marketing and sales program. We also secured our ISO 2012 certification. The International Organization for Standardization (“ISO”) is the world’s largest developer of voluntary International Standards. International Standards give state of the art specifications for products, services and good practice, helping to make industry more efficient and effective. Developed through global consensus, our ISO certification breaks down the barriers to international trade which is a major focus of our new sales strategy.

For 2012, our operating expenses were $1,113,641 as compared to $1,790,804 for the comparable period of the prior year. The Company achieved over $600,000 in general and administrative savings as we streamlined HighCom’s operations. Also, in 2011 we incurred higher operating expenses and consulting fees relating to the acquisition of HighCom.

For 2012, our operating income was $19,567 as compared to an operating loss of $1,718,644. Our improved operating income for 2012 was achieved due to the reasons set forth two paragraphs above.

For 2012, our net income was $1,044,967 as compared to a net loss of $3,872,185 for the comparable period of the prior year. In 2012, our net income benefited from a gain on derivative liability of $1,774,584 and other income of $142,658, less interest expenses of $882,685. This resulted in 2012 total other income of $1,034,557 which benefited our 2012 net income. For 2011, we had total other expenses of $2,168,703 primarily as a result of interest expenses of $1,712,241 and a loss on derivative liability of $634,467, partially offset by a $248,754 gain on settlement of debt.

Sales Backlog

As of December 31, 2012, the Company had approximately $180,000 in backlog of sales orders believed to be firm and all of which were shipped in the first quarter of 2013. The Company had no backlog of sales orders as of December 31, 2011.

Liquidity and Capital Resources.

At December 31, 2012, we had current assets of $899,480 as compared to current liabilities of $3,850,337, resulting in a working capital deficit of $2,950,857. During fiscal 2012, net cash was provided by operating activities of $249,613. This was a direct result of our increased sales and profitability. Our 2012 net income of $1,044,967 included a derivative gain of $1,774,584 and an amortization of debt discount of $644,228 as well as depreciation amortization of $247,792. During 2012, net cash used by financing activities was $67,645 consisting of repayments of notes payable. During 2012, net cash used in investing activities was $78,763 primarily associated with the build out of our test range.

At December 31, 2011, we had current assets of $985,991 as compared to current liabilities of $3,299,701, resulting in a working capital deficit of $2,967,907. At December 31, 2011, we owed $2,429,454 in principle and interest on notes payable and $1,370,246 in payables and accruals. Our 2006 Debt was retired in January 2011 pursuant to a settlement agreement described below. During 2011, net cash was used in operating activities of $(1,034,752). This resulted primarily from our net loss of $(3,872,185), partially reduced by a stock based compensation non-cash charge of $577,944 and an amortization of debt discount of $1,558,942. During 2011, net cash was used in investing activities of $(8,879) and net cash provided by financing activities was $1,250,461.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, prior to 2012, we have a history of recurring losses, and as of December 31, 2012, we have a working capital deficit and a net capital deficiency. These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company has a plan of financing to obtain cash to finance its operations through the sale of equity and debt borrowing.  We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern.  In this respect, see “Note 1 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

On January 25, 2011, BlastGard settled the 2006 debt (subordinated convertible promissory notes) for $130,000 to pay off the debt and the accrued interest at a discount, eliminate all claims to equity and warrants by the Lenders and free up the unissued shares.

During 2011, we relied on management’s ability to raise capital through equity and debt private placement financings to fund our operations. In 2012, we managed our operations entirely through new sales, cash flow from operations and effective utilizing the cash proceeds from debt financing received in November 2011. In the past, we also relied on borrowings from our Chief Executive Officer/Chief Financial Officer who loaned the Company approximately $11,000 during 2010 which was subsequently paid back and from our financial institution with a personal guaranty of our Chief Executive Officer/Chief Financial Officer, in the amount of approximately $81,754 as of December 31, 2012. We anticipate that our current and future liquidity requirements will arise from the need to finance our operations, accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital from the anticipated exercise of outstanding warrants, the success of which cannot be assured. We estimate that we will require between $1.0 million and $1.5 million in additional financing from the exercise of outstanding warrants or from additional financing and cash flow from operations to support our operating needs and to meet our debt obligations as they become due and payable over the next 15 months of operations. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2012 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2012 and 2011.

Off Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

Acquisition of HighCom

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

Recent Financings

Alpha Capital Anstalt, a secured debt holder which first loaned us money in December 2004, loaned us $160,000 in February 2011, an additional $300,000 in March 2011, an additional $300,000 in June 2011 and an additional $500,000 in November 2011 pursuant to secured convertible promissory notes.

At December 31, 2012, we had convertible secured debt of approximately $1,569,000.   The secured debt has mandatory redemption provisions. A large portion of the secured debt provides that in the event (i) the Company is prohibited from issuing Conversion Shares, (ii) upon the occurrence of any other Event of Default (as defined in the Transaction Documents), that continues beyond any applicable cure period, (iii) a Change in Control (as defined below) occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any Subsidiary, then at the Secured Debt Holder’s  election, the Company must pay to the Secured Debt Holder not later than ten (10) days after request by such Secured Debt Holder, a sum of money determined by multiplying up to the outstanding principal amount of the Note designated by the Secured Debt Holder, at the Secured Debt Holder’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the thirty days preceding the date demand is made by Secured Debt Holder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due under the Transaction Documents ("Mandatory Redemption Payment"). The Mandatory Redemption Payment must be received by the Secured Debt Holder on the same date as the Conversion Shares otherwise deliverable or within ten (10) days after request, whichever is sooner ("Mandatory Redemption Payment Date"). Upon receipt of the Mandatory Redemption Payment, the corresponding Note principal, interest and other amounts will be deemed paid and no longer outstanding.  The Secured Debt Holder may rescind the election to receive a Mandatory Redemption Payment at any time until such payment is actually received.  Liquidated damages calculated that have been paid or accrued for the ten day period prior to the actual receipt of the Mandatory Redemption Payment by such Secured Debt Holder shall be credited against the Mandatory Redemption Payment provided the balance of the Mandatory Redemption Payment is timely paid.  “Change in Control” is defined as  (i) the Company  becoming a Subsidiary of another entity (other than a corporation formed by the Company for purposes of reincorporation in another U.S. jurisdiction), (ii) the sale, lease or transfer of substantially all the assets of the Company or any Subsidiary, (iii) a majority of the members of the Company’s board of directors as of the Closing Date no longer serving as directors of the Company, except as a result of natural causes or as a result of hiring additional outside directors in order to meet appropriate stock exchange requirements, or (iv) Michael Gordon, the Chief Executive Officer of the Company is no longer serving as Chief Executive Officer unless prior written consent of the Secured Debt Holder had been obtained by the Company.  The foregoing notwithstanding, the Secured Debt Holder may demand and receive from the Company the amount stated above or any other greater amount which the Secured Debt Holder is entitled to receive or demand pursuant to the Transaction Documents.

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

The most recent subscription agreement dated in November 2011 pursuant to which the Secured Debt Holder advanced financing to the Company included a 12-months right of first refusal, a most favored nations provision which may result in additional securities being issued to the Secured Debt Holder and prohibitions against filing a registration statement with the Securities and Exchange Commission without the Secured Debt Holder’s consent. The aforementioned provisions that have been agreed to with our Secured Debt Holder may make it very difficult or impossible in the future to obtain additional financing for the Company to support its operations and remaining a going concern.  See “Item 1.A.”

Recent Developments

As of March 21, 2013, the Company had outstanding December 2004 Debt in the principal amount (including accrued interest thereon) of $109,969.82 owed to Robocheyne Consulting Ltd, $24,243.75 owed to Steven Gold and $21,331.65 owed to TRW Holdings Pty Limited (collectively hereinafter referred to as the “December 2004 Debt”). As of March 21, 2013, the Company also had outstanding $1,267,707.07 in principal debt, including accrued interest thereon owed to Alpha Capital Anstalt, pursuant to secured promissory notes (collectively the “Company Debt”). Pursuant to an amendment and consent, all of the debt owed to Alpha Capital, which was previously past due and are the subject of security agreements, guarantee and other transaction documents, to the extent outstanding, have had their maturity date extended through June 14, 2013 and their conversion price lowered from $0.010 per share to $0.009 per share.

 On April 4, 2013, Alpha Capital Anstalt, closed on an agreement (the “Purchase and Exchange Agreement”) with 8464081 Canada Inc. (the “Purchaser”) to sell to the Purchaser and its assignees the Company’s Debt in the principal amount, including accrued interest thereon, of $1,267,770.07 (which excludes $182,000 of the principal due on this note that will be maintained by Alpha Capital) owned by it plus warrants to purchase 104,333,335 shares (exercisable at $0.01 per share). The agreements require that within three (3) months of March 21, 2013, that the Purchaser shall convert all the notes acquired by it at the current conversion price of $0.009 per share. Alpha Capital Anstalt has also committed to convert the $182,000 of principal retained by it into shares of the Company’s Common Stock at the same conversion price. Also, the agreement requires the Purchaser to offer to purchase the December 2004 Debt for a purchase price equal to the total amount of principal and interest due on each note with a 10% premium. Prior to the April 4, 2013 closing, Robocheyne Consulting elected to convert their notes in the principal amount described above plus accrued interest into 12,218,869 shares of the Company’s Common Stock.

As a result of the foregoing transactions, the Company expects to have the aforementioned Secured Debt converted into shares of Common Stock on or before June 21, 2013. Such transaction should result in the Purchaser obtaining control of the Company. Also, pursuant to the Purchase and Exchange Agreement, the Purchaser and the Company agreed to the following:

•	Purchaser has the right to nominate and appoint to the Board at least 50% of the Board members;

•	Purchaser has a right of first refusal to participate in future financings up to its pro rata share of Common Stock of the Company.

•
Purchaser undertakes to provide the Company with sufficient capital to allow the Company to conduct its business and remain a going concern until December 31, 2013, subject to further agreements between the Company and Purchaser. All such funding will be provided through equity transactions and will not be funded via debt.

As a result of the foregoing transactions, the Company expects to have the aforementioned Secured Debt converted into shares of Common Stock on or before June 21, 2013.  Such conversion should result in the Purchaser obtaining control in the Company. The Purchaser will also own warrants to purchase 104,333,335 shares exercisable at $.01 per share. It is management’s expectation that these warrants will be exercised and will provide up to approximately $1 million in financing to fund the Company’s liquidity and capital resource needs. Nevertheless, there can be no assurances given that the Purchaser will exercise the warrants. The Purchaser is expected to retain Michael J. Gordon as Chief Executive Officer and a director and to secure his services through an employment agreement. There may be changes to the members of the board of directors and additional officers retained by the Company. We can provide no assurances that qualified personnel will be hired as key executive officers and/or employees on terms satisfactory to us, if at all. Also, we can provide no assurances that independent and qualified directors will be retained by the Company on terms satisfactory to us, if at all. In the event a majority of the directors are replaced by the Company, the Company will be required to file a Schedule 14F-1. See “Item 12” for additional information on a change in control.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.    Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

•
Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

•
Long-lived Assets.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

•
Goodwill.  Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets we have acquired in our business combinations. We perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We will conduct our annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our sham price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. We compare the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

•
Derivative Financial Instruments.  We review the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Item 8.          Financial Statements

The information required by Item 8 and an index thereto commences on page F-1, which pages follow this page.

DKM Certified Public Accountants 2451 N. McMullen Booth Road, Suite 308 Clearwater Florida 33759-1362 727.444.0931

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
BlastGard International, Inc.
Clearwater, Florida

We have audited the accompanying consolidated balance sheet of BlastGard International, Inc. (the "Company") for the year ended December 31, 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  The 2011 financial statements were audited by a predecessor independent registered public accounting firm that issued an unqualified opinion, with a going concern explanatory paragraph, on March 28, 2012.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BlastGard International, Inc. as of December 31, 2012 and the results of its consolidated operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has working capital deficiencies, an accumulated deficit, and significant loan defaults.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DKM Certified Public Accountants
Clearwater, Florida
 April 15, 2013

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@cpa-ezxl.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
BlastGard International, Inc.

I have audited the consolidated balance sheets of BlastGard International, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficit, and consolidated cash flows for the years then ended. These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my  audit provides a reasonable basis for my opinion.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has used significant cash in support of its operating activities.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA
Palm Harbor, Florida
March 28, 2012

BlastGard International Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
Assets
Current assets
Cash	$356,426	$253,221
Accounts receivable	19,600	26,178
Inventory	392,819	523,557
Prepaid and other current assets	8,319	1,897
Net related party loans receivable	122,316	181,138
Total current assets	899,480	985,991

Property & equipment, net of accumulated depreciation of ($304,824) and ($259,268), respectively	133,669	100,462
Intangible property, net of accumulated amortization of $389,698 and $187,462 respectively	406,580	476,524
Deferred patent costs	-	209,896
Investments	112,832	112,832
Goodwill	2,061,649	2,061,649
Deposits	5,667	6,544
Total Assets	$3,619,877	$3,953,898

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,026,095	$1,034,237
Accrued expenses	252,495	444,979
Customer deposits and deferred revenue	79,182	-
Current portion notes payable	2,492,565	1,820,485
Total current liabilities	3,850,337	3,299,701

Contingent liability	1,170,081	1,238,781
Derivative liability, net	339,874	1,709,955
Notes payable, net of current portion	-	500,000
Total liabilities	5,360,292	6,748,437

Stockholders' Equity
Preferred Stock:

Preferred Stock, 1,000 shares authorized; $100 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized; 90,386,036 and 90,386,036 shares issued and outstanding, respectively	90,386	90,386
Additional paid-in capital	14,694,710	14,694,710
Minority interest	(29,961)	(39,118)
Accumulated deficit	(16,495,550)	(17,540,517)
Total stockholders' deficit	(1,740,415)	(2,794,539)
Total Liabilities and Stockholders' Equity	$3,619,877	$3,953,898

The accompanying notes are an integral part of these consolidated financial statements.

BlastGard International Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2012	2011

Revenues	$3,496,433	$334,209
Direct costs	2,363,225	262,049
Gross Profit	1,133,208	72,160

Operating expenses:
General and administrative	816,259	1,492,887
Research and Development	49,590	40,737
Amortization and depreciation	247,792	257,180
Total operating expenses	1,113,641	1,790,804

Operating income (loss)	19,567	(1,718,644)

Non-operating activity
Other income (expense)	142,658	(36,073)
Gains on settlement of debt	-	248,754
Gain (loss) on derivative liability	1,774,584	(634,467)
(Loss) on settlement of assets	-	(34,676)
Interest expense	(882,685)	(1,712,241)
Total other income (expense)	1,034,557	(2,168,703)

Income (loss) before income taxes	1,054,124	(3,887,347)

Minority interest loss	(9,157)	(15,162)
Provision for income taxes	-	-
Net income (loss)	$1,044,967	$(3,872,185)

Earnings (loss) per share:
Basic	$0.012	$(0.05)
Dilutive	$0.0042	$(0.05)

Weighted average shares outstanding
Basic	90,386,036	78,243,689
Dilutive	280,941,593	78,243,689

The accompanying notes are an integral part of these consolidated financial statements.

BlastGard International Inc.
Consolidated Statements of Stockholders' Deficit

				Additional			Stock-
		Common		Paid in	Minority	Accumulated	Holders'
	Shares		Par	Capital	Interest	Deficit	Deficit

Balance at December 31, 2010	56,086,142		$56,086	$12,560,249	$-	$(13,668,332)	$(1,051,997)

Sale of stock	5,833,334		5,833	169,167			175,000
Stock issued for acquisition of HighCom Security	9,820,666		9,821	481,179			491,000
Stock issued for conversion of debt	7,812,561		7,813	226,564			234,377
Stock issued for consulting	10,333,333		10,333	239,667			250,000
Stock issued for Acer payable	500,000		500	24,500			25,000
Options issued for compensation				327,944			327,944
Record discount on new loans				665,440			665,440
Reclassify minority interest					(23,956)		(23,956)
Net loss					(15,162)	(3,872,185)	(3,887,347)
Balance at December 31, 2011	90,386,036		90,386	14 694 710	(39,118)	(17,540,517)	(2,794,539)
Minority Interest					9,157
Net income						1,044,967	1,054,124
Balance at December 31, 2012	90,386,036		$90,386	$14, 694, 710	$(29,961)	$(16,495,550)	$(1,740,415)

The accompanying notes are an integral part of these consolidated financial statements.

BlastGard International Inc.
Consolidated Statement of Cash Flows

	For the Year Ended
	December 31,
	2012	2011

Cash Flows from Operating Activities:
Net income (loss)	$1,044,967	$(3,872,185)
Adjustment to reconcile Net Income to net
cash provided by operations:
Minority interest gain (loss)	9,157	(15,162)
Depreciation and amortization	247,792	257,180
Amortization of debt discount	644,228	1,558,942
Gain on contingent liability	(62,392)	-
Stock given for interest	-	250,000
Other stock comp	-	327,944
Gain on conversion of debt	-	(248,754)
Gain on disposal of equipment	-	34,676
Derivative (gain) loss	(1,774,584)	634,467
Changes in assets and liabilities:
Accounts receivable	6,578	59,273
Note receivable	-	229,416
Inventory	130,738	(29,548)
Other operating assets	72,059	80,285
Accounts payable and accruals	(121,444)	(273,365)
Related party loans	52,514	(27,921)
Net Cash (Used) Provided by Operating Activities	249,613	(1,034,752)

Cash Flows from Investing Activities:
Purchase of property and equipment	(78,763)	(7,175)
Payments for deferred costs	-	(6,429)
Proceeds from sales of assets and intangibles	-	3,900
Cash purchased	-	834
Net Cash Used by Investing Activities	(78,763)	(8,870)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	-	175,000
Proceeds from issuance of note payable	-	1,260,000
Net proceeds from line of credit	-	-
Repayments of notes payable	(67,645)	(184,539)
Net Cash (Used) Provided by Financing Activities	(67,645)	1,250,461

Net increase in Cash	103,205	206,839

Cash at beginning of period	253,221	46,382
Cash at end of period	$356,426	$253,221

Supplemental cash flow information:
Interest paid	$94,547	$76,233
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company went public through a shell merger on January 31, 2004.  On March 21, 2004, the Company changed its name to BlastGard International, Inc.  On March 4, 2011, the Company completed the acquisition of HighCom Securities, Inc. and subsidiaries.  The income of HighCom and subsidiaries is included from January 25, 2011, the date of the binding letter of intent.  These financial statements include the assets liabilities and activity of the following:

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

Principles of Consolidation

These consolidated financial statements include the assets and liabilities of Blastgard International, Inc. and its subsidiaries as of December 31, 2012 and 2011.

All material intercompany transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considered all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had $356,426 and $253,221 cash and equivalents at December 31, 2012 and December 31, 2011, respectively.

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

Investments are considered Level 3. There has been no significant deterioration from year to year and therefore no adjustment is proposed to the valuation of investments as of December 31, 2012.

Accounts Receivable

Accounts receivable consisted of amounts due from customers (mostly government agencies) based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Interest at 1 – ½% is added to balance outstanding at the end of each 30 days.

As of December 31, 2012 and December 31, 2011, management believes an allowance for uncollectible accounts in the amount $27,662 and $24,355 respectively, was adequate.

Related Party Loans Receivable

Yochanan Cohen is a related party as was the founder of HighCom Security Inc. in 1997.

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

Property and Equipment and Intangible Assets

Property and equipment were stated at cost. Depreciation was calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years.  Expenditures for additions and improvements were capitalized, while repairs and maintenance costs were expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of were removed from the accounts and any gain or loss was recorded in the year of disposal.  Depreciation expense for the years ended December 31, 2012 and 2011 was $45,556 and $74,360, respectively.

Intangible property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  Amortization expense for the years ended December 31, 2012 and 2011 was $202,236 and $182,820, respectively.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets at least annually.  Impairment losses were recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted future cash flows estimated to be generated by those assets were less than the assets’ carrying amount.   If such assets were impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of were reported at the lower of the carrying value or fair value, less costs to sell.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2012 and 2011.

Debt Issue Costs

The costs related to the issuance of debt were capitalized and amortized to interest expense using the straight-line method over the lives of the related debt.  The straight-line method results in amortization that was not materially different from that calculated under the effective interest method.  Debt issuance costs totaled $ 644,228 and $ 1,558,942 at December 31, 2012 and 2011, respectively.

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

The Company’s product and return policy allows for merchandise purchased directly from the Company to be returned after obtaining a Return Authorization Number during the 30 day period following date of shipment by the Company for a refund of the purchase price.

Research and Development

Research and development costs were expensed as incurred.  Research and development costs totaled $49,590 and $40,737 as of December 31, 2012 and 2011.

Advertising

Advertising costs were expensed as incurred. Advertising costs of $425 and $29 were incurred during the years ended December 31, 2012 and 2011, respectively.

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

Stock-based Compensation

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using assumptions for volatility, expected term, risk-free interest rate and dividend yield. We have used one grouping for the assumptions as our option grants were primarily basic with similar characteristics. The expected term of options granted has been derived based upon our history of actual exercise behavior and represents the period of time that options granted were expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility was based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield was based on the historical dividend yield.  Compensation expense for stock based compensation is recognized over the vesting period. The Company accounts for non-employee share-based awards in accordance with ASC 505-50 “Equity-based Payments to Non-Employees”.

Income (Loss) per Common Share

Basic net income (loss) per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of December 31, 2011 and December 31, 2012, there were  7,050,000 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive. In addition, at December 31, 2011 and December 31, 2012 the Company had 104,333,335 warrants outstanding issued in connection with convertible promissory notes and stock sales.  The warrants were considered anti-dilutive for the year ended December 31, 2012.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  This ASU is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard did not impact our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (ASC Topic 350) – Testing Goodwill for Impairment.” ASU No. 2011-08 amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011. Adoption of this guidance did not impact our financial position or results of operations.

May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on our financial position or results of operations.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

(2)	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has a history of operating losses since inception and has an accumulated deficit of $1,740,415. For 2012, the Company achieved net income of $1,044,967 largely from a gain on derivative liability totaling $1,774,584. During 2012, net cash was provided by operating activities of approximately $250,000 as a result of improved operations in 2012 versus the comparable period of the prior year. The Company can provide no assurances that their operations will continue to be profitable. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

(3)	Property and Equipment

Property and equipment consisted of the following at December 31:

	2012	2011

Equipment	$191,748	$143,973
Furniture	91,334	91,034
Moulds	45,060	45,060
Test Range	110,351	79,663

Gross property	438,493	359,730
Less accumulated depreciation	(304,824)	(259,268)

	$133,669	$100,462

Depreciation expense totaled $45,556 and $74,360, respectively, for the years ended December 31, 2012 and 2011.

(4)	Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants.

The Company’s convertible promissory notes payable consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Convertible promissory note, $93,097 (1/4 of previous outstanding notes) issued December 2, 2004, due November 30, 2009, 8% interest	$93,097	$93,097

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate	17,325	17,325

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate	15,241	15,241

	125.663	125,663
Less: current maturities	(125,663)	(125,663)
	$-	$-

At December 31, 2012, there were no warrants outstanding and exercisable associated with the 2004 debt. These warrants were valued at $0.  All convertible promissory notes are presently considered to be in default.

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

At December 31, 2012, the Company had convertible secured debt of $1,210,000. The secured debt has mandatory redemption provisions. A large portion of the secured debt provides that in the event (i) the Company is prohibited from issuing Conversion Shares, (ii) upon the occurrence of any other Event of Default (as defined in the Transaction Documents), that continues beyond any applicable cure period, (iii) a Change in Control (as defined below) occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any Subsidiary, then at the Secured Debt Holder’s  election, the Company must pay to the Secured Debt Holder not later than ten (10) days after request by such Secured Debt Holder, a sum of money determined by multiplying up to the outstanding principal amount of the Note designated by the Secured Debt Holder, at the Secured Debt Holder’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the thirty days preceding the date demand is made by Secured Debt Holder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due under the Transaction Documents ("Mandatory Redemption Payment"). The Mandatory Redemption Payment must be received by the Secured Debt Holder on the same date as the Conversion Shares otherwise deliverable or within ten (10) days after request, whichever is sooner ("Mandatory Redemption Payment Date"). Upon receipt of the Mandatory Redemption Payment, the corresponding Note principal, interest and other amounts will be deemed paid and no longer outstanding.  The Secured Debt Holder may rescind the election to receive a Mandatory Redemption Payment at any time until such payment is actually received.  Liquidated damages calculated that have been paid or accrued for the ten day period prior to the actual receipt of the Mandatory Redemption Payment by such Secured Debt Holder shall be credited against the Mandatory Redemption Payment provided the balance of the Mandatory Redemption Payment is timely paid.  “Change in Control” is defined as  (i) the Company  becoming a Subsidiary of another entity (other than a corporation formed by the Company for purposes of reincorporation in another U.S. jurisdiction), (ii) the sale, lease or transfer of substantially all the assets of the Company or any Subsidiary, (iii) a majority of the members of the Company’s board of directors as of the Closing Date no longer serving as directors of the Company, except as a result of natural causes or as a result of hiring additional outside directors in order to meet appropriate stock exchange requirements, or (iv) Michael Gordon, the Chief Executive Officer of the Company is no longer serving as Chief Executive Officer unless prior written consent of the Secured Debt Holder had been obtained by the Company.  The foregoing notwithstanding, the Secured Debt Holder may demand and receive from the Company the amount stated above or any other greater amount which the Secured Debt Holder is entitled to receive or demand pursuant to the Transaction Documents.

In connection with the aforementioned loan transactions, the Company also issued to our Secured Debt Holder, warrants to purchase 104,333,335 shares of the Company’s Common Stock which warrants are currently exercisable over a seven year period at an exercise price of $.01 per share, which exercise price is subject to adjustment pursuant to the provisions of the warrant. In the event a fundamental transaction occurs as defined in the warrants, which includes without limitation any person or group acquiring 50% of the aggregate Common Stock of the Company, then the holder of the warrants may have the right to have the warrants redeemed at a price equal to the Black-Scholes value of said warrants.

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

The 2011 convertible promissory notes consisted of the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011

Convertible promissory note, $160,000, issued February 3, 2011, due on March 21, 2012, 10% annual interest rate, net of unamortized discount of $0 and $0, respectively	$110,000	$110,000

Convertible promissory note, $300,000, issued March 3, 2011, due on March 3, 2012, 10% interest, net of unamortized discount of $0 and $80,984, respectively	300,000	219,016

Convertible promissory note, $300,000, issued June 17, 2011, due on June 17, 2012, 10% interest, net of unamortized discount of $0 and $28,934, respectively	300,000	271,066

Convertible promissory note, $500,000, issued November 10, 2011, due on February 10, 2013 10% interest, net of unamortized discount of $22,380 and $222,162, respectively	477,620	277,838

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% annual interest rate, net of unamortized discount of $0 and $24,331, respectively	210,000	185,669

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% annual interest rate, net of unamortized discount of $0 and $37,699, respectively	160,000	122,301

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% annual interest rate, net of unamortized discount of $0 and $10,192	67,025	56,833
	1,624,645	1,242,723
Less: current maturities	(1,624,645)	(742,723)
	$-	$500,000

The Company issued 104,333,335 warrants with the convertible debt.  These warrants are exercisable at $0.01 and expire in 2018.  Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter.  At December 31, 2012 the warrants were valued at approximately $1,875,606 and created a derivative liability in that amount.  This liability is included in accrued liabilities on the balance sheet, net of the unamortized warrant discount of $1,535,732 for a net amount of $339,874.   All convertible promissory notes are presently considered to be in default.

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans.  Two of these loans are not transferable and all have been called by the lenders.  The revolving credit facilities consist of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Line of credit from Regions Bank, $100,000, interest only at 5% annually, due on demand, $18,246 credit is available at December 31, 2012 ( Note 7)	$81,754	$88,968

Line of credit from Fifth Third Bank, $450,000, interest only at 6.2% annually, due on demand **	428,716	434,011

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand **	146,796	148,376

Revolving credit card facility with California Bank & Trust (non-assumable), $50,000, interest only at 5%, due on demand **	-	49,750

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	54,991	38,887

	712,257	759,992
Less: current maturities	(712,257)	(759,992)
	$-	$-

**     These notes were called when HighCom was purchased and are considered in default.  No additional credit is available.

Acquisition debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 21, 2011, the Company issued a note payable in association with the purchase of Acer product designs.  These acquisition notes have the following balances at December 31, 2012 and December 31, 2011;

	December 31, 2012	December 31, 2011

HighCom Security acquisition note, original balance, $194,600, paid down to $$107,674. This loan has zero balance net of receivables due from seller	$-	$-

Acquisition note for the purchase of Acer product designs, original amount $30,000, interest at 8%, due 12/31/2011.	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	30,000
	$-	$-

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

To value the warrants issued the Company used the Black-Scholes model. The assumptions used to value the warrants in the Black-Scholes model for the year ended December 31, 2012 are shown in the table below.

Risk-free interest rate	1.450%
Dividend yield	0.00%
Volatility factor	338.1%
Weighted average expected life	5.9 years

(6)	Shareholders’ Equity

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

In March 2011 BlastGard issued 9,820,666 shares of common stock valued at $491,000 to Rimberg Trust in exchange for the acquisition of HighCom Security.

In 2011 Phoenix Alliance Corp., a related party received 5,000,000 shares of common stock in exchange for an investment of $150,000.

A total of 7,000,000 shares of common stock valued at $150,000 were issued during 2011 for services.

In June 2011, BlastGard converted $234,377 of convertible notes and interest into 7,812,561 shares of common stock.

In August 2011 BlastGard issued 500,000 shares of common stock valued at $25,000 to the stock holders of Acer Defense as in exchange for the acquisition of Acer Defense products.

There were no shares issued during the year ended December 31, 2012.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees. No options were granted during the year ended December 31, 2012.  The Board’s policy with respect to options is to grant options at the fair market value of the stock on the date of grant.

There were no net cash proceeds from the exercise of stock options for the twelve months ended December 31, 2012 or 2011.  At December 31, 2012, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity as of and for the twelve months ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2012	8,500,000	$0.10	1.0 years
Granted	-	$0.03	5.0 years
Exercised	-	-
Forfeited/expired/cancelled	(1,450,000)	0.10

Options Outstanding – December 31, 2012	7,050,000	$0.048	4.8 years		$-

Outstanding Exercisable – January 1, 2012	8,500,000	$0.10	1.0 years	$
Outstanding Exercisable – December 31, 2012	7,050,000	$0.048	4.8 years		$-

The total grant date fair value of options vested during the twelve months ended December 31, 2012 and 2011 was $0 and $327,944, respectively.

(7)      Related Party Transactions

The Company has a $100,000 credit line, which was secured by a personal guarantee of its Chief Executive Officer. Currently, $81,754 was owed pursuant to the line of credit (inclusive of interest at 5%).  Credit available at December 31, 2012 was $18,246.

(8)      Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	December 31, 2012	December 31, 2011
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of Federal	3.6%	3.6%
Permanent book-tax differences	0%	(0.03%)
Net operating loss (NOL) for which no tax benefit was available.	-37.6%	-37.57%

Net tax rate	0.00%	0.00%

At December 31, 2012, deferred tax assets consisted of a net tax asset of approximately $6,091,000, due to operating loss carry forwards of approximately $16,188,000, which was fully allowed for, in the valuation allowance of $6,091,000.  The valuation allowance offsets the net deferred tax asset for which it was more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the years ended December 31, 2012 and 2011 totaled approximately $(393,000) and $1,334,000 respectively.  The current tax benefit also totaled $(393,000) and $1,334,000 for the years ended December 31, 2012 and 2011, respectively.  The net operating loss carry forwards expire through the year 2031.

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(9)      Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”).  At December 31, 2012, the Company had no funds in excess of the FDIC insurance limits.

(10)    Commitments and Contingencies

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

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At December 31, 2012, the Company was in arrears on the final twelve monthly payments on the settlement

(11)         Acquisition of HighCom Security, Inc.

On January 25, 2011, the Company purchased 98.2% of the outstanding stock in HighCom Security, Inc. (HighCom) for cash, stock common and preferred stock to be paid out at certain milestones.  As of the signing of the agreement, Blastgard International, Inc. immediately assumed the operations of HighCom and started to provide financing for the operations while a definitive agreement is drawn up over the next 90 days.

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

Blastgard International, Inc. accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations for acquisitions occurring in years beginning after December 15, 2008.  As such, the recorded assets and liabilities acquired were recorded at fair value and any difference in the net asset values and the consideration given was recorded as a gain on acquisition or as goodwill. The actual values as of the date of agreement are as follows:

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

(12)    Subsequent Events

As of March 21, 2013, the Company had outstanding December 2004 Debt in the principal amount (including accrued interest thereon) of $109,969.82 owed to Robocheyne Consulting Ltd, $24,243.75 owed to Steven Gold and $21,331.65 owed to TRW Holdings Pty Limited (collectively hereinafter referred to as the “December 2004 Debt”). As of March 21, 2013, the Company also had outstanding $1,267,707.07 in principal debt, including accrued interest thereon owed to Alpha Capital Anstalt, pursuant to secured promissory notes (collectively the “Company Debt”). Pursuant to an amendment and consent, all of the debt owed to Alpha Capital, which was previously past due and are the subject of security agreements, guarantee and other transaction documents, to the extent outstanding, have had their maturity date extended through June 14, 2013 and their conversion price lowered from $0.010 per share to $0.009 per share.

 On April 4, 2013, Alpha Capital Anstalt, closed on an agreement (the “Purchase and Exchange Agreement”) with 8464081 Canada Inc. (the “Purchaser”) to sell to the Purchaser and its assignees the Company’s Debt in the principal amount, including accrued interest thereon, of $1,267,770.07 (which excludes $182,000 of the principal due on this note that will be maintained by Alpha Capital) owned by it plus warrants to purchase 104,333,335 shares (exercisable at $0.01 per share). The agreements require that within three (3) months of March 21, 2013, that the Purchaser shall convert all the notes acquired by it at the current conversion price of $0.009 per share. Alpha Capital Anstalt has also committed to convert the $182,000 of principal retained by it into shares of the Company’s Common Stock at the same conversion price. Also, the agreement requires the Purchaser to offer to purchase the December 2004 Debt for a purchase price equal to the total amount of principal and interest due on each note with a 10% premium. Prior to the April 4, 2013 closing, Robocheyne Consulting elected to convert their notes in the principal amount described above plus accrued interest into 12,218,869 shares of the Company’s Common Stock.

As a result of the foregoing transactions, the Company expects to have the aforementioned Secured Debt converted into shares of Common Stock on or before June 21, 2013. Such transaction should result in the Purchaser obtaining control of the Company. Also, pursuant to the Purchase and Exchange Agreement, the Purchaser and the Company agreed to the following:

· Purchaser has the right to nominate and appoint to the Board at least 50% of the Board members;

· Purchaser has a right of first refusal to participate in future financings up to its pro rata share of Common Stock of the Company.

·         Purchaser undertakes to provide the Company with sufficient capital to allow the Company to conduct its business and remain a going concern until December 31, 2013, subject to further agreements between the Company and Purchaser. All such funding will be provided through equity transactions and will not be funded via debt.

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on our evaluation no other events have occurred that need to be disclosed.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(1) Previous Independent Accountants

a.
On December 17, 2012, the Company was informed that our registered independent public accountant, Peter Messineo, CPA, of Palm Harbor Florida (“PM”) declined to stand for re-election. PM has merged his firm into the registered firm of Drake and Klein CPAs PA, as stated in (2) below.

b.
PM's report on the financial statements for the years ended December 31, 2011 and 2010 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

c.
Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the years ended December 31, 2011 and 2010 and including its review of financial statements of the quarterly periods through September 30, 2012 there have been no disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PM would have caused them to make reference thereto in their report on the financial statements. Through the interim period December 17, 2012 (the date of decline to stand for re-election of the former accountant), there have been no disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PM would have caused them to make reference thereto in their report on the financial statements.

d.	We have authorized PM to respond fully to the inquiries of the successor accountant

e.	During the years ended December 31, 2011 and 2010 and the interim period through December 17, 2012, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S K.

(2) New Independent Accountants:

a.
On December 17, 2012, the Company engaged DKM Certified Public Accountants (“DKM”) of Clearwater, Florida, as its new registered independent public accountant. During the years ended December 31, 2011 and 2010 and prior to December 17, 2012 (the date of the new engagement), we did not consult with DKM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by DKM, in either case where written or oral advice provided by DKM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Registrant's management concluded, as of the end of the period covered by this report, that the Registrant's disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.  The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: inadequate segregation of duties consistent with control objectives and management is dominated by a single individual/small group without adequate compensating controls, and lack of a functioning audit committee.

Management's Report on Internal Control over Financial Reporting

Management believes that the material weaknesses set forth above did not have an effect on our financial results. The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant's internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Registrant's financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

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

The Registrant's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2012.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the  fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not Applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

The Company has a Board of Directors which is currently comprised of four members and three vacancies in our Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of our Board of Directors and our executive officers and their respective age and position are as follows:

Name	Age	Position with Registrant	Director of Registrant Since

Andrew R. McKinnon	65	Director	October 2007
Keith Brill	35	Director	October 2011
Michael J. Gordon (1)	55	CEO, CFO, Director	January 2004
Michael L. Bundy	33	COO, President of HighCom	March 2011
Paul W. Henry	65	Director	February 2010
Solomon Mayer	59	Director	October 2011

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

Keith Brill – In October 2011, Keith Brill was appointed to fill a vacancy on the board of directors. Mr. Brill is a financial executive and management consultant with comprehensive experience in financial management and analysis, operational effectiveness, and IT finance. He is the Managing Director of The Brill Group, LLC, a strategy and management consulting firm established in 2011, that provides corporate finance and operations advisory services.  Mr. Brill is also a member of the Board of Directors of Liberty Star Uranium & Metals Corp. (OTCBB: LBSR) and Ironwood Gold Corp. (OTCBB: IROG), positions he has held since December, 2009 and August, 2011, respectively.  In 2010, he was the CFO / CIO of AmTrust Realty Corp., a New York-based commercial real estate firm.  From 2006 to 2009, Mr. Brill was a financial and IT consultant with PA Consulting Group, Inc., a leading global consulting firm, working in both its Financial Services and Information Technology Practices.  He has provided multinational Fortune 500 companies with consulting advice on topics including cost reduction, IT outsourcing, regulatory compliance, and performance benchmarking. Mr. Brill received an International Master of Business Administration (IMBA) from the Moore School of Business, University of South Carolina in May 2005. He graduated from the South Carolina Honors College, University of South Carolina in May 2003 with a Bachelor of Science, magna cum laude, major in Economics and Finance, minor in Spanish. Mr. Brill's extensive business, financial, management and leadership experience in a variety of industries and development stage enterprises particularly qualifies him for service on the Company's Board.

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

Michael L. Bundy – In March 2011, Michael L. Bundy was retained as the Chief Operating Officer for BlastGard International, and is currently President and Chief Operating Officer of HighCom Security. Mr. Bundy has served as both a Director of Operations and Vice President for HighCom Security of San Francisco from January 2006 through October 2010, where he was responsible for the daily management of operations and logistics.  Mr. Bundy will be tasked with overseeing the operational and compliance processes for the combined companies.  From March 2000 through January 2005, Mr. Bundy was the President and Managing Member of Castle Logistics, LLC.  Castle provided full service transportation intermediary and freight brokerage services for both small and large businesses.  Through Castle, Mr. Bundy played a strategic role in helping to develop and implement supply chain management processes and policies to help support the delivery of both raw/finished goods for a number of large publicly traded companies such as; Wal-Mart, Home Depot, Target, K-Mart, Lowes, Sears, Coors Brewing, Pepsi Bottling Group, and several others.  Mr. Bundy is currently in the process of earning his BS in Business Management and looks forward to completing his MBA in Organizational leadership, both through Colorado State University. Mr. Bundy also holds several unique and critical certifications with regards to his new position with our company, these include; “TIA Certified Transportation Broker”, “Certified RABQSA Quality Lead Auditor”, and most importantly, he has been recognized by the International Import Export Institute as a “Certified U.S. Export Compliance Officer as 2010”.

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

Code of Ethics

On August 4, 2004, the Board of Directors established a written code of ethics that applies to our senior executive and financial officers. A copy of the code of ethics is posted on our website at www.blastgardintl.com and or may be obtained by any person, without charge, who sends a written request to BlastGard® International. Inc., c/o Investor Relations, 2451 McMullen Booth Road, Suite 212, Clearwater, FL 33759.

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

During fiscal 2012, the Compensation Committee had no meetings.

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

During fiscal 2012, the Management Committee had no meetings.

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

Effective February 16, 2006, the Board adopted a written charter for an Audit Committee.  The charter includes, among other things:

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

▪	reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

▪	all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002 (which was signed into law by President George W. Bush on July 30, 2002) and all amendments thereto.

▪	reviewing required PCAOB auditor communications.

During fiscal 2012, the audit committee reviewed the annual audit and quarterly information before filings were made and issued such filings with management and the external auditors.

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
2451 McMullen Booth Road, Suite 212,
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

Communications with the Board

Stockholders may communicate with the Company by writing to: BlastGard International, Inc., Attention: Michael J. Gordon, 2451 McMullen Booth Road, Suite 212, Clearwater, FL 33759.  Communications received from stockholders are forwarded directly to the Board, or to any individual member or members, as appropriate, depending on the facts and circumstances outlined in the communication. The Board has authorized the Chief Executive Officer of the Company to exclude communications that are patently unrelated to the duties and responsibilities of the Board, such as spam, junk mail and mass mailings. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out by the Secretary pursuant to the policy will be made available to any non-management director upon request.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2012 and 2011 by (1) each person who served as the principal executive officer of the Company during fiscal year 2012; and (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2012 with compensation during fiscal year 2012 of $100,000 or more.

						Warrant/	Non-Equity	Nonqualified
Name and						Options	Incentive Plan	Deferred	All Other
Principal	Fiscal			Bonus	Stock	Awards	Compensation	Compensation	Compensation
Position	Year	Salary ($)		($)	Awards	($) (1)	($)	Earnings ($)	($) (2) (3)	Total ($)
Michael
Bundy,	2012	$115,000	(4)	$26,000	-0-	-0-	-0-	-0-	-0-	$141,000
COO	2011	$74,000	(4)	-0-	-0-	$17,714	-0-	-0-	-0-	$91,714
Michael J.
Gordon,	2012	$149,714	(4)	-0-	-0-	-0-	-0-	-0-	-0-	$149,714
CEO/CFO	2011	$96,000	(4)	50,000	50,000	$62,046	-0-	-0-	-0-	$258,046
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

(3)           Includes compensation for service as a director described under Director Compensation, below.

(4)	Salary includes commissions and accrued cash compensation. The salary paid to Michael Gordon in 2012 included commissions of approximately $53,000 based on total quarterly sales.

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

None of the outstanding common share purchase options or other equity-based awards granted to or held by any named executive officer in 2012 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2012.

Option Awards						Stock Awards
								Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
Name	Number of Securities Under- lying Unexer- cised Options(#) Exercis-able	Number of Securities Underlying Unexercised Options(#) Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exer-cise Price ($)	Option Expira-tion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael Bundy	300,000	0	0	$0.05	05/02/2015	0	0	0	0

Michael Gordon	1,250,000	0	0	$0.03	01/27/2016	0	0	0	0

Employment Agreements

Effective May 1, 2011, the Company entered into an employment agreement with Michael Bundy with base monthly salary of $7,500 which increased to $9,583.33 per month in December 2011 and to $10,416.67 per month in January 2013. Mr. Bundy’s agreement currently terminates on December 31, 2013 and said agreement automatically renews for an additional one year period, unless either party terminates the renewal on or before November 1st of each year. Effective April 1, 2007, the Company entered into an employment agreement with Michael Gordon. This agreement terminated on March 21, 2011 and Mr. Gordon is currently serving as an "employee at will." During fiscal 2010 and 2009, Mr. Gordon’s salary of $8,000 per month accrued. At December 31, 2010, the Company owed accrued salary of $160,000 to Michael J. Gordon. For fiscal years 2012 and 2011, Michael Gordon was paid his salary. As of December 31, 2012, the accrued salary of 2010 and 2009 was converted into a note payable on demand, subject to the noteholders' right to convert the notes into Common Stock at a conversion price of $.05 per share.  See "Item 13."

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION

Compensation

Prior to May 2007, no cash compensation has been paid to our Directors for any service provided as a Director. Directors may be reimbursed for all reasonable expenses incurred by them in conducting our business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.  On May 11, 2007, the non-employee directors were authorized by the Board to receive an annual cash fee of $11,000 and quarterly fees of $1,000 for 2007. No cash was paid to the directors during 2008, 2009, 2010 or 2011 as compensation. In January 2011, Andrew McKinnon and Paul Henry, both considered outside board members each received an option for 1,250,000 shares of restricted Common Stock as compensation for their services at an exercise price of $.03 per share. On December 20, 2010, Mr. McKinnon subscribed to purchase 16 shares of Series 1 Preferred Stock convertible into 1,666,667 shares of Common Stock at a purchase price of $50,000.  Mr. McKinnon also received 34 shares of Series 1 Preferred Stock convertible into 3,333,333 shares of Common Stock for services rendered in connection with the Company's acquisition of HighCom Security. Subsequently, Mr. McKinnon received 5,000,000 shares of Common Stock in lieu of the preferred shares which he was entitled to receive. In fiscal 2012 and 2011, no cash or other compensation was paid to directors of the Company, except as described below.

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

On January 28, 2011, the Board of Directors approved a resolution to increase the 2005 Employee Benefit and Consulting Services Compensation Plan (the "Plan") from 5,000,000 shares to 10,000,000 shares; and granted all four directors and outside counsel an option on 1,250,000 shares exercisable at $.03 per share The options are for 5 years and are fully-vested, non-statutory stock options. The Plan was originally adopted on November 30, 2005 by the Board of Directors. The Plan shall terminate at midnight on November 30, 2015, at which time no additional options may be granted under the Plan.

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

Summary of Director Compensation for 2012

The following table shows the overall compensation earned for the 2012 fiscal year with respect to each non-employee and non-executive director as of December 31, 2012.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Paul Henry Director (1)	$0	0	$0	0	0	-0-	$0
Andrew McKinnon Director (1)	$0	0	$0	0	0	-0-	$0
Keith Brill Director (1)	$0	0	$0	0	0	-0-	$00
Solomon Meyer Director (1)	$0	0	$0	0	0	-0-	$0

(1)	No options for shares of Common Stock were granted in 2012 for those serving on the Board of Directors.

(2)
No options and restricted stock awards were presented in this table. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal years for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

2005 Employee and Consulting Compensation Plan

On November 30, 2005, we established an Employee Benefit and Consulting Compensation Plan (the “2005 Plan”) covering 5,000,000 shares. Since stockholder approval of the 2005 Plan will not be obtained by November 30, 2006, then no Incentive Stock Options may be granted after that date under the 2005 Plan. As of February 7, 2011, there were non-statutory stock options to purchase 2,850,000 shares outstanding under the 2005 Plan. On January 28, 2011, the board approved a resolution to increase the 2005 Employee Benefit and Consulting Services Compensation Plan (the "Plan") from 5,000,000 shares to 10,000,000 shares; and granted all four directors and outside counsel an option on 1,250,000 shares exercisable at $.03 per share. The options are for 5 years and are fully-vested, non-statutory stock options.

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

Awards

To date, no options to purchase common shares have been exercised under the 2005 Plan. Unless sooner terminated, the 2005 Plan will expire on November 30, 2015 and no awards may be granted after that date. It is not possible to predict the individuals who will receive future awards under the 2005 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2012 on the known benefits provided to certain persons and group of persons under the 2005 Plan (exclusive of options that terminated on or before December 31, 2012).

	Number of Shares subject to Options	Average exercise price ($) per Share	Intrinsic value of unexercised options at December 31, 2012
Andrew R. McKinnon, Director	1,250,000	0.03	-0-
Solomon Mayer, Director	0	0.00	-0-
Michael J. Gordon, CEO, CFO, Director	1,250,000	0.03	-0-
Michael Bundy, COO	300,000	0.05	-0-
Paul W. Henry, Director	1,250,000	0.03	-0-
Keith Brill, Director	0	0.00	-0-
Executive Officers as a group	1,550,000	0.034	-0-
Consultants, Legal Counsel, Former Directors	300,000	0.042	-0-
Non-employee Directors (four persons)	2,500,000	0.03	-0-

(1)
Intrinsic value is calculated by multiplying (a) the difference between the market value per share at December 31, 2012 (based upon a last sales price of $.01 per share) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 25, 2013 by our executive officers and directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage Outstanding (2)
Michael Bundy (3)	300,000	0.3%
Michael J. Gordon (4,9)	7,260,000	7.0%
Paul Henry (5)	1,815,000	1.7%
Andrew R. McKinnon (5,6)	11,562,500	11.1%
Solomon Mayer	-0-	0.0%
Keith Brill	-0-	0.0%
Includes all officers and directors as a group (6 persons) (10)	20,937,500	19.7%
TangoPoint Partners, LLC	9,666,667	9.4%
Robocheyne Consulting	10,950,419	12.1%
Alpha Capital Anstalt Pradafant 7 Furstentums 9490 Vaduz, Liechtenstein (7,9)	32,545,051	26.5%
8464081 Canada Inc. (8,9)	245,189,677	70.5%
___________________

(1)
Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BlastGard® International, Inc. at 2451 McMullen Booth Road, Ste., 212, Clearwater, FL 33759.

(2)
Based upon 102,604,905 shares of Common Stock outstanding as of March 25, 2013, plus the amount of shares each person or group has the right to acquire under options, warrants, rights, conversion privileges, or similar obligations.

(3)	Includes options to purchase 300,000 shares of common stock.
(4)	Includes 1,525,000 shares of our common, 285,000 shares beneficially owned by his children and 4,200,000 shares of common stock issuable upon conversion of a $210,000 demand note at $.05 per share.
(5)	Includes options to purchase 1,250,000 shares.
(6)	Includes 5,000,000 shares beneficially owned by his Company.
(7)
Includes 12,322,828 shares of Common Stock owned directly by Alpha Capital and 20,222,223 shares of Common Stock issuable upon exercise of promissory notes in the principal amount of $182,000 which are convertible at $.009 per share and are expected to be converted on or before June 21, 2013, at such time as 8464081 Canada Inc. converts their secured debt that they acquired from Alpha Capital into Common Stock. Note: The promissory note prohibits the conversion by Alpha Capital into shares of the Company’s Common Stock in the event it would own in excess of 9.99% of the outstanding shares of the Company’s Common Stock.

(8)
8464081 Canada owns secured debt in the principal amount of $1,267,707.07 as of March 21, 2013 (including accrued interest thereon) convertible at $.009 per share into 140,856,342 shares of the Company’s Common Stock. 8464081 Canada also owns warrants to purchase 104,333,335 shares of Common Stock at an exercise price of $.01 per share. 8464081 Canada acquired the aforementioned securities pursuant to a transaction agreed upon on March 21, 2013 and pursuant to said agreements this company is obligated to convert the secured indebtedness into the Company’s Common Stock on or before June 21, 2013.

(9)
As described in notes 7 and 8 above, Alpha Capital and 8464081 Canada are expected to convert secured debt in the principal amount (including accrued interest thereon as of March 21, 2013) totaling $182,000 and $1,267,707.07, respectively, into shares of Common Stock as described above. Upon these conversion transactions occurring, Alpha Capital’s percentage of beneficial ownership would decrease to 12.3% (assuming that 8464081 Canada does not exercise their warrants) and 8464081 Canada’s percentage of beneficial ownership would decrease to 66.6%.

(10)	Includes options to purchase 3,750,000 shares.

We do not know of any arrangement or pledge of its securities by persons now considered in control of us that might result in a further change of control of us, except as described in Item 7 under “Recent Developments,” Item 12 and in the Risk Factors under Item 1A.

Equity Compensation Plan Information

The following summary information is as of March 31, 2013 and relates to our 2005 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)

Equity compensation Plans (1)	7,050,000	$.042	2,950,000

(1)	Our Plan has not been approved by stockholders.

Item 13.	Certain Relationships, Related Transactions and Director Independence

During the last two fiscal years ended December 31, 2012, we entered into the following transactions in which our current officers and directors had a material interest, exclusive of employment contacts described under Item 11 of Form 10-K for the fiscal year ended December 31, 2011, which are incorporated herein by reference.

(i) During the year ended December 31, 2012, the Company paid approximately $7,250 on its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. As of December 31, 2012, approximately $81,750 is owed pursuant to the line of credit.

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

(iv) Phoenix Alliance Corporation (“Phoenix”), owned by one of our board members Andrew McKinnon, was engaged in April 2011 by BlastGard to operate as an independent contractor for all HighCom sales. Phoenix has set up a sales operation complete with CRM, telephone sales system and will cover all associated costs from daily operating expenses i.e. payroll costs, health costs, advertising and marketing costs and tradeshow costs. BlastGard’s COO, Michael Bundy, provided initial training to all independent contractors, including an overview process for regulatory compliance. BlastGard has agreed to assist Phoenix with initial start-up costs of $7,500 per month for 3 months and an implementation fee of $5,000 for an additional 3 months.  At the completion of the first six months, the relationship with Phoenix was terminated and Mr. Bundy set up sales operations within the Company.

Other Transactions

December 2004 Debt
In December 2004, we raised $1,420,000 from five investors in a convertible debt financing, and issued to the investors, secured convertible notes and common stock purchase warrants.  The notes each bear an interest rate of 8% per annum and are currently payable upon demand. The notes are secured by all of the Company’s assets until the notes have been fully paid or fully converted into common stock. As of December 31, 2012, $152,681 of principal and accrued interest is owed under these notes. During fiscal 2011, $234,377 of previously outstanding principal and accrued interest thereon were converted into common stock. The December 2004 Debt is currently past due. However, the holders of the December 2004 Debt identified below have not demanded payment as of the filing date of this Form 10-K. The following table sets forth, with respect to each holder of December 2004 debt, the amount due under the convertible promissory note including interest as of December 31, 2012:

INVESTOR	2004 CONVERTIBL ENOTES
Steven Gold	$23,772
TRW Holdings PTY Limited	$20,916
Robocheyne Consulting Ltd.	$107,993
TOTAL	$152,681

As of March 21, 2013, Alpha Capital Anstalt, a former holder of 2004 Debt, entered into an agreement with 8464081 Canada, Inc. pursuant to which 8454081 Canada is obligated to offer to purchase the remaining 2004 Debt at an amount equal to the principal and accrued interest thereon plus a 10% premium. Prior to the offer being made to Robocheyne, Robocheyne converted principal and accrued interest of approximately $109,000 into over 12 million shares of the Company’s restricted Common Stock at a conversion price of $.009 per share.

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

2011 Debt

Alpha Capital Anstalt, a prior holder of 2004 Debt, loaned us $160,000 in February 2011, an additional $300,000 in March 2011, an additional $300,000 in June 2011 and an additional $500,000 in November 2011 pursuant to secured convertible promissory notes convertible.

At December 31, 2012, we had convertible secured debt outstanding of approximately $1,569,000. The secured debt has mandatory redemption provisions. A large portion of the secured debt provides that in the event (i) the Company is prohibited from issuing Conversion Shares, (ii) upon the occurrence of any other Event of Default (as defined in the Transaction Documents), that continues beyond any applicable cure period, (iii) a Change in Control (as defined below) occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any Subsidiary, then at the Secured Debt Holder’s  election, the Company must pay to the Secured Debt Holder not later than ten (10) days after request by such Secured Debt Holder, a sum of money determined by multiplying up to the outstanding principal amount of the Note designated by the Secured Debt Holder, at the Secured Debt Holder’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the thirty days preceding the date demand is made by Secured Debt Holder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due under the Transaction Documents ("Mandatory Redemption Payment"). The Mandatory Redemption Payment must be received by the Secured Debt Holder on the same date as the Conversion Shares otherwise deliverable or within ten (10) days after request, whichever is sooner ("Mandatory Redemption Payment Date"). Upon receipt of the Mandatory Redemption Payment, the corresponding Note principal, interest and other amounts will be deemed paid and no longer outstanding.  The Secured Debt Holder may rescind the election to receive a Mandatory Redemption Payment at any time until such payment is actually received.  Liquidated damages calculated that have been paid or accrued for the ten day period prior to the actual receipt of the Mandatory Redemption Payment by such Secured Debt Holder shall be credited against the Mandatory Redemption Payment provided the balance of the Mandatory Redemption Payment is timely paid.  “Change in Control” is defined as  (i) the Company  becoming a Subsidiary of another entity (other than a corporation formed by the Company for purposes of reincorporation in another U.S. jurisdiction), (ii) the sale, lease or transfer of substantially all the assets of the Company or any Subsidiary, (iii) a majority of the members of the Company’s board of directors as of the Closing Date no longer serving as directors of the Company, except as a result of natural causes or as a result of hiring additional outside directors in order to meet appropriate stock exchange requirements, or (iv) Michael Gordon, the Chief Executive Officer of the Company is no longer serving as Chief Executive Officer unless prior written consent of the Secured Debt Holder had been obtained by the Company.  The foregoing notwithstanding, the Secured Debt Holder may demand and receive from the Company the amount stated above or any other greater amount which the Secured Debt Holder is entitled to receive or demand pursuant to the Transaction Documents.

In connection with the aforementioned loan transactions, we also issued to our Secured Debt Holder, warrants to purchase 104,333,335 shares of the Company’s Common Stock which warrants are currently exercisable at an exercise price of $.01 per share, which exercise price is subject to adjustment pursuant to the provisions of the warrant. In the event a fundamental transaction occurs as defined in the warrants, which includes without limitation any person or group acquiring 50% of the aggregate Common Stock of the Company, then the holder of the warrants may have the right to have the warrants redeemed at a price equal to the Black-Scholes value of said warrants.

The most recent subscription agreement dated in November 2011 pursuant to which the Secured Debt Holder advanced financing to the Company included a 12-month right of first refusal, a most favored nations provision which may result in additional securities being issued to the Secured Debt Holder and prohibitions against filing a registration statement with the Securities and Exchange Commission without the Secured Debt Holder’s consent. The aforementioned provisions that have been agreed to with our Secured Debt Holder may make it very difficult or impossible in the future to obtain additional financing for the Company to support its operations and remaining a going concern.  See “Item 1(A) - Risk Factors.”

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

BlastGard also agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue reaches certain goals.  As of the closing date of this transaction, BlastGard management believed that the revenues goals are very achievable and have valued the contingent consideration at 68% of the market price at the time of the agreement. See “Item 7.”

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

Item 14. Principal Accountant Fees and Services

On December 17, 2012, the Company changed its registered independent public accountant from the firm of Peter Messineo, CPA (“PM”) to DKM Certified Public Accountants  The change was reported to the PCAOB as a change of auditors for the Company.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the aforementioned firms; the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

	PM	DKM
2012	$-	15,000
2011	$7,500	-

 (2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the aforementioned firms; the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

	PM	DKM
2012	$-	-
2011	$-	-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered; the principal accountant for tax compliance, tax advice, and tax planning was:  CU Klein Accounting and Tax Consultants.  As of December 17, 2012 CU Klein is a principal of DKM.

2012	$5,250
2011	$4,875

(4) All Other Fees

 The aggregate fees billed in each of the last two fiscal years for the products and services provided by Randall N. Drake, CPA, PA; the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

	PM	DKM
2012	$-	-
2011	$-	-

As of December 17, 2012 Randall N Drake CPA is a principal of DKM.

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Item 15.          Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.1	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 21, 2004).

3.1(A)	Amendment to Articles of Incorporation (Incorporated by reference to Form 8-K dated August 2, 2011).

3.2	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 21, 2004).

4.1	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.2	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

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

4.8	Form of Subscription Agreement between the Company and the named investor dated February 3, 2011. (Incorporated by reference to Exhibit 4.01 of our Form 8-K filed with the SEC on February 4, 2011.)

4.9	Form of Secured Convertible Promissory Note issued to the named investor. (Incorporated by reference to Exhibit 4.02 of our Form 8-K filed with the SEC on February 4, 2011.)

4.10	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.03 of our Form 8-K filed with the SEC on February 4, 2011.)

4.11	Form of Subscription Agreement between the Company and the named investor dated March10, 2011. (Incorporated by reference to Exhibit 4.01 of our Form 8-K filed with the SEC on March 10, 2011.)

4.12	Form of Secured Convertible Promissory Note issued to the named investor. (Incorporated by reference to Exhibit 4.02 of our Form 8-K filed with the SEC on March 10, 2011.)

4.13	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.03 of our Form 8-K filed with the SEC on March 10, 2010.)

4.14	Form of Subscription Agreement between the Company and the named investor dated June 17, 2011. (Incorporated by reference to form 8-K filed June 23, 2011.)

4.15	Form of Secured Convertible Promissory Note issued to the named investor. (Incorporated by reference to form 8-K filed June 23, 2011.)

4.16	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to Form 8-K filed June 23, 2011.)

4.17	Form of Subscription Agreement between the Company and the named investor dated November 8, 2011. (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2011.)

4.18	Form of Secured Convertible Promissory Note issued to the named investor dated November 8, 2011. (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2011.)

4.19	Form of Class A Common Stock Purchase Warrant dated November 8, 2011. (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2011.)

10.1	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 21, 2004).

10.2	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 21, 2004).

10.3	Left blank intentionally.

10.4	Left blank intentionally.

10.5
Alliance Agreement with Centerpoint Manufacturing, Inc. dated October 25, 2004. (Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 4 (File No. 333-121455.)

10.6	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.7	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8- K filed December 8, 2006).

10.8	Form of Amended and Restated Second Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 99.7 contained in our Form 8-K filed June 23, 2006.)

10.9	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.14 contained in our Form 8-K filed June 23, 2006.)

10.13	Form of Third Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.25 contained in our Registration Statement, file no. 333-135815.)

10.14	Amendment Agreement dated September 15, 2006 to Exhibit 4.11 (Incorporated by reference to Exhibit 10.18 contained in our Form 10-QSB for the quarter ended September 30, 2006).

10.15	Waiver Agreement, dated April 18, 2007. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 25, 2007.)

10.16	Fourth Waiver and Modification Agreement, dated March 20, 2007. (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on April 25, 2007.)

10.17	Management Committee Charter, dated March 23, 2007. (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on April 25, 2007.)

10.18	Left blank intentionally.

10.19	Employment Agreement for James F. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the SEC on April 25, 2007.)

10.20	Employment Agreement for Andrew McKinnon dated April 1, 2007. (Incorporated by reference to Exhibit 10.32 contained in our Form 10-QSB for the quarter ended March 21, 2007.)

10.21	Left blank intentionally.

10.22	Employment Agreement for Michael J. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.9 of our Form 8-K filed with the SEC on April 25, 2007.)

10.23	Source Capital March 9, 2007 and April 12, 2007 Waiver Agreements (Incorporated by reference to Exhibit 10.10 of our Form 8-K filed with the SEC on April 25, 2007.)

10.24	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

10.25	Fifth Waiver and Modification Agreement with Senior Lenders dated March 20, 2008 Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-K for the fiscal year ended

10.26	Waiver Agreement with 2006 Lenders dated as of March 20, 2008 Plan (Incorporated by reference to Exhibit 99.1 for the fiscal year ended December 31, 2008).

10.27	TangoPoint Agreement, dated December 1, 2010 (Incorporated by reference to Exhibit 10.1 as contained in our Form 10-Q for the quarter ended September 30, 2010.)

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

10.32	Amendment to Letter of Intent by and between the Issuer and HighCom Security Inc. (Incorporated by reference to Form 8-K filed March 10, 2011.)

10.33	Form of Purchase and Exchange Agreement dated March 21, 2013. (Incorporated by reference to Form 8-K dated April 4, 2013.)

10.34	Form of Amendment and Consent between the Company and the December 2004 debt holders dated March 1, 2013. (Incorporated by reference to Form 8-K dated April 4, 2013.)

21.1	Subsidiaries of Registrant*

31(a)	Rule 13a-14(a) Certification – Principal Executive and Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive and Principal Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

99.2	Amendment to Exhibit 99.1*

101. SCH	Document, XBRL Taxonomy Extension *

101. CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101. DEF	Linkbase, XBRL Taxonomy Extension Labels *

101. LAB	Linkbase, XBRL Taxonomy Extension *

101. PRE	Presentation Linkbase *

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLASTGARD® INTERNATIONAL, INC.
Dated:	April 16, 2013

		By:	/s/ Michael J. Gordon
Michael J. Gordon
Principal Executive and Principal Financial
Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	April 16, 2013	By:	/s/ Andrew R. McKinnon
Andrew R. McKinnon
Director

Dated:	April 16, 2013	By:	/s/ Solomon Mayer
Solomon Mayer
Director

Dated:	April 16, 2013	By:	/s/ Michael J. Gordon
Michael J. Gordon
Director, Principal Executive and Principal
Financial Officer and Principal Accounting
Officer

Dated:	April 16, 2013	By:	/s/ Paul Henry
Paul Henry
Director

Dated:	April 16, 2013	By:	/s/ Keith Brill
Keith Brill
Director