Form 10-Q
period 2013-03-31
BLASTGARD INTERNATIONAL INC
filed 2013-05-15
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
(March One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2013
OR

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

2451 McMullen Booth Road, Suite 212, Clearwater, Florida 33759-1362
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2013 the issuer had 263,874,315 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets
Cash	$68,200	$356,426
Accounts receivable (net of allowance for doubtful accounts)	15,404	19,600
Inventory	367,339	392,819
Prepaid and other current assets	8,319	8,319
Net related party loans receivable from acquisition	122,316	122,316
Total current assets	581,578	899,480
Property & equipment, net of accumulated
depreciation of $319,473 and $304,824, respectively	119,471	133,669
Intangible property, net of accumulated
amortization of 441,359 and $389,698, respectively	354,919	406,580
Investments	112,832	112,832
Goodwill	2,061,649	2,061,649
Deposits	5,666	5,667
Total Assets	$3,236,115	$3,619,877
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$832,962	$1,026,095
Accrued expenses	275,596	252,495
Customer deposits and deferred revenue	-	79,182
Current portion notes payable	2,416,435	2,492,565
Total current liabilities	3,524,993	3,850,337
Contingent liability	1,170,081	1,170,081
Derivative liability, net	1,142,011	339,874
Total liabilities	5,837,085	5,360,292
Stockholders' Deficit
Preferred Stock:
Preferred Stock, 1,000,000 shares authorized;
$100 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares
authorized; 102,604,905 and 90,386,036 shares
issued and outstanding, respectively	102,605	90,386
Additional paid-in capital	14,792,461	14,694,710
Minority interest	(29,983)	(29,961)
Accumulated deficit	(17,466,053)	(16,495,550)
Total stockholders' deficit	(2,600,970)	(1,740,415)
Total Liabilities and Stockholders' Deficit	$3,236,115	$3,619,877

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012

Revenues	$357,140	$349,821
Direct costs	228,934	262,344
Gross Profit	128,206	87,477
Operating expenses:
General and administrative	214,285	217,733
Research and Development	2,100	3,177
Amortization and depreciation	66,310	61,107
Total operating expenses	282,695	282,017
Operating loss	(154,489)	(194,540)
Non-operating activity
Other income (expense)	-	(788)
Gain on settlement of debt	65,527	-
Gain (loss) on derivative liability	(729,327)	1,564,761
Interest expenses	(152,236)	(302,137)
Interest income	-	2
Total other income (expense)	(816,036)	1,261,838
Income (Loss) before income taxes	(970,525)	1,067,298
Minority interest loss	22	(2,304)
Provision for income taxes	-	-
Net Income (Loss)	$(970,503)	$1,069,602
Earnings (loss) per share:
Basic	$(0.01)	$0.01
Dilutive	$(0.01)	$0.00
Weighted average shares outstanding
Basic	91,209,780	85,093,344
Dilutive	91,209,780	274,312,956

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE THREE MONTHS ENDED MARCH 31, 2013

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	shares	Par	Capital	Interest	Deficit	Deficit

Balance at December 31, 2011	90,386,036	$90,386	$14,694,710	$(39,118)	$(17,540,517)	$(2,794,539)
Net income				9,157	1,044,967	1,054,124
Balance at December 31, 2012	90,386,036	$90,386	$14,694,710	$(29,961)	$(16,495,550)	$(1,740,415)
Stock issued for conversion of debt	12,218,869	12,219	97,751			109,970
Net loss				(22)	(970,503)	(970,525)
Balance at March 31, 2013	102,604,905	$102,605	$14,792,461	$(29,983)	$(17,466,053)	$(2,600,970)

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(970,503)	$1,069,602
Adjustment to reconcile Net Income to net
cash provided by operations:
Minority interest loss	(22)	(2,304)
Depreciation and amortization	66,310	61,107
Amortization of debt discount	95,190	265,254
(Gain) loss on derivative	729,327	(1,564,761)
Changes in assets and liabilities:
Accounts receivable	4,196	12,426
Note receivable	-	(922)
Inventory	25,480	61,336
Other operating assets	-	(4,289)
Accounts payable and accruals	(232,340)	(96,207)
Related party loans	-	-
Net Cash (Used) Provided by Operating Activities	(282,362)	(198,758)
Cash Flows from Investing Activities:
Purchase of property and equipment	(451)	(8,921)
Net Cash Used by Investing Activities	(451)	(8,921)
Cash Flows from Financing Activities:
Repayments of notes payable	(5,413)	(10,519)
Net Cash Provided by Financing Activities	(5,413)	(10,519)
Net increase/decrease in Cash	(288,226)	(218,198)
Cash at beginning of period	356,426	253,221
Cash at end of period	$68,200	$35,023
Supplemental cash flow information:
Interest paid	$18,481	$31,675
Taxes paid	$-	$-
Debt converted to stock	$109,970

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

(1)           Basis of Presentation

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2012.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at April 30, 2012 and the results of operations and cash flows for the three months ended Marchl 31, 2013 and 2012 have been made.

These consolidated financial statements include the assets and liabilities of Blastgard International, Inc. and its subsidiaries as of March 31, 2013 and December 31, 2012.   All material intercompany transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considered all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at December 31, 2012 or March 31, 2013.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of March 31, 2013, management believes an allowance for uncollectible accounts in the amount of $27,662 was adequate.

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

Advertising

Advertising costs were expensed as incurred. Advertising costs of $0 and $0 were incurred during the three months ended March 31, 2013 and 2012, respectively.

Shipping and Freight Costs

The Company includes shipping costs in cost of goods sold.

Income Taxes

Income taxes were provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting.  Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities were recovered or settled.  Deferred tax assets were also recognized for operating losses that were available to offset future taxable income and tax credits that were available to offset future federal income taxes, less the effect of any allowances considered necessary. The company use guidance provided by ASC-740-10, Accounting for Uncertainty in Income Taxes, for reporting uncertain tax provisions.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of March 31, 2013, there were 7,050,000 and vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive. In addition, March 31, 2013 the Company had 104,333,335 warrants outstanding issued in connection with convertible promissory notes and stock sales that were also excluded because they were anti-dilutive.

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

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at March 31, 2013 and December 31, 2012:

	March 31. 2013 (unaudited)	December 31, 2012

Convertible promissory note, $93,097 (1/4 of previous outstanding notes) issued December 2, 2004, due November 30, 2009, 8% interest rate	$-	$93,097

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate	17,325	17,325

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% interest rate	15,241	15,241

	32,566	125,663
Less: current maturities	(32,566)	(125,663)
	$-	$-

At March 31, 2013, there were 0 warrants outstanding and exercisable associated with the 2004 debt. These warrants were valued at $0.

New Financing

Alpha Capital Anstalt, a secured debt holder which first loaned us money in December 2004, loaned us $160,000 in February 2011, an additional $300,000 in March 2011, an additional $300,000 in June 2011 and an additional $500,000 in November 2011 pursuant to secured convertible promissory notes.

At March 31, 2013, we had convertible secured debt of approximately $1,680,000.   The secured debt has mandatory redemption provisions. A large portion of the secured debt provides that in the event (i) the Company is prohibited from issuing Conversion Shares, (ii) upon the occurrence of any other Event of Default (as defined in the Transaction Documents), that continues beyond any applicable cure period, (iii) a Change in Control (as defined below) occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any Subsidiary, then at the Secured Debt Holder’s  election, the Company must pay to the Secured Debt Holder not later than ten (10) days after request by such Secured Debt Holder, a sum of money determined by multiplying up to the outstanding principal amount of the Note designated by the Secured Debt Holder, at the Secured Debt Holder’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the thirty days preceding the date demand is made by Secured Debt Holder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due under the Transaction Documents ("Mandatory Redemption Payment"). The Mandatory Redemption Payment must be received by the Secured Debt Holder on the same date as the Conversion Shares otherwise deliverable or within ten (10) days after request, whichever is sooner ("Mandatory Redemption Payment Date"). Upon receipt of the Mandatory Redemption Payment, the corresponding Note principal, interest and other amounts will be deemed paid and no longer outstanding.  The Secured Debt Holder may rescind the election to receive a Mandatory Redemption Payment at any time until such payment is actually received.  Liquidated damages calculated that have been paid or accrued for the ten day period prior to the actual receipt of the Mandatory Redemption Payment by such Secured Debt Holder shall be credited against the Mandatory Redemption Payment provided the balance of the Mandatory Redemption Payment is timely paid.  “Change in Control” is defined as  (i) the Company  becoming a Subsidiary of another entity (other than a corporation formed by the Company for purposes of reincorporation in another U.S. jurisdiction), (ii) the sale, lease or transfer of substantially all the assets of the Company or any Subsidiary, (iii) a majority of the members of the Company’s board of directors as of the Closing Date no longer serving as directors of the Company, except as a result of natural causes or as a result of hiring additional outside directors in order to meet appropriate stock exchange requirements, or (iv) Michael Gordon, the Chief Executive Officer of the Company is no longer serving as Chief Executive Officer unless prior written consent of the Secured Debt Holder had been obtained by the Company.  The foregoing notwithstanding, the Secured Debt Holder may demand and receive from the Company the amount stated above or any other greater amount which the Secured Debt Holder is entitled to receive or demand pursuant to the Transaction Documents.

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

This transaction will result in the Purchaser, namely, 8464081 Canada Inc., acquiring control of the Company through its acquisition of Warrants to purchase 104,333,335 shares of Common Stock exercisable at $.01 per share and its acquisition of secured debt in the principal amount of $1,267,770.07, which together with accrued interest thereon, is convertible at $.009 per share. As of April 4, 2013, the Warrants and secured debt, if entirely converted into Common Stock, would result in Purchaser owning approximately 245.2 million shares or 66.6% of the issued and outstanding shares assuming Alpha Capital converts its $182,000 in debt at the same conversion price. The Purchaser paid Seller approximately $1.82 million to acquire control of the Company, including giving Seller a promissory note in the amount of $400,000, which note is due on August 31, 2013. The Purchaser and Seller also entered into a Pledge Agreement with respect to a portion of the securities of the Company that were the subject of the change of control.

The Purchaser has the right to nominate and appoint to the Board at least 50% of the board members of the Company.

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

The 2011 convertible promissory notes consisted of the following at March 31, 2013 and December 31, 2012:
	March 31, 2013 (unaudited)	December 31, 2012

Convertible promissory note, $160,000, issued February 3, 2011, due on August 31, 2011, 10% annual interest rate	$110,000	$110,000

Convertible promissory note, $300,000, issued March 3, 2011, due on March 3, 2012, 10% interest rate	300,000	300,000

Convertible promissory note, $300,000, issued June 17, 2011, due on June 17, 2012, 10% interest rate	300,000	300,000

Convertible promissory note, $500,000, issued November 10, 2011, due on February 10, 2013 10% interest, net of unamortized discount of $0 and $22,380, respectively	500,000	477,620

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	210,000	210,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	160,000	160,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	67,025	67,025
	1,647,025	1,624,645
Less: current maturities	(1,647,025)	(1,624,645)
	$-	$-

The Company issued 104,333,335 warrants with the convertible debt.  These warrants are exercisable at $0.01 and expire in 2018.  Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter. At March 31, 2013 the warrants were valued at  approximately $2,085,000.  These warrants have created a derivative liability in the amount of approximately $2,085,000.  This liability is included in accrued liabilities on the balance sheet, net of the unamortized warrant value.

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans.  Two of these loans are not transferable and all have been called by the lenders.  The revolving credit facilities consist of the following at March 31, 2013 and December 31, 2012:

	March 31. 2013 (unaudited)	December 31, 2012

Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand	$79,622	$81,574

Line of credit from Fifth Third Bank, $450,000, interest only at 6.2% annually, due on demand	427,830	428,716

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand	146,331	146,796

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	53,059	54,991

	706,842	712,257
Less: current maturities	(706,842)	(712,257)
	$-	$-

(3)           Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs.  These acquisition notes have the following balances at March 31, 2013 and December 31, 2012;

	March 31. 2013 (unaudited)	December 31, 2012

Acquisition note for the purchase of Acer product designs, original amount $30,000, interest at 8%	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$-	$-

(4)	Shareholders’ Equity

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

Common stock issuances

102,604,905 shares were issued and outstanding at March 31, 2013.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees. No options were granted during the 1st quarter of 2013 ending March 31, 2013.

The Board’s policy with respect to options is to grant options at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant. During the years ended December 31, 2012 and 2011 there were 0 and 0 options granted, respectively and 1,450,000 and 900,000 expired un-exercised, respectively.

There were no net cash proceeds from the exercise of stock options during the three months ended March 31, 2013.  At March 31, 2013 and December 31, 2012, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity as of and for the twelve months ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2013	7,050,000	$0.10	1.0years		-
Granted	-	$0.03
Exercised	-	-
Forfeited/expired/cancelled	1,450,000
Options Outstanding – March 31, 2013	7,050,000	$0.05	4.8 years		$0
Outstanding Exercisable – January 1, 2013	7,050,000	$0.10	4.8 years	$
Outstanding Exercisable – March 31, 2013	7,050,000	$0.05	3.7 years		$0

The total grant date fair value of options vested during the three months ended March 31, 2013 $0.

(5)         Line of Credit

The Company has a $100,000 credit line, which was secured by a personal guarantee of its Chief Executive Officer and a $25,000 revolving credit line tied to a credit card. Currently, $79,622 was owed pursuant to the line of credit (inclusive of interest at 5%) and $8,762 on the revolving line at March 31, 2013. Credit available at March 31, 2013 was $20,378 and $16,238 on the line of credit and revolving line respectively.  These loans are included current portion of notes payable.

(6)         Income Taxes

The Company incurred a net operating loss in the current quarter but has realized net income in various prior periods presented.   Due to the deferred tax attributes of the derivatives and a deferred tax asset from prior periods, which was fully allowed for, no income tax benefit or expanse has been presented.  Any tax liability associated with the gain was offset by the deferred tax assets and changing in the valuation allowance on those tax assets.

(7)         Commitments and Contingencies

Office Lease

We do not own any real estate properties. BlastGard entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida, which was expanded to two offices in 2011 to accommodate HighCom Security. In 2012, BlastGard moved into a larger office space. Rental payment under the new lease is $350 per month on a month to month basis. Rent expense for three months ended March 31, 2013 and 2012 was approximately $13,000 and $13,000 respectively.

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

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At March 31, 2013, the Company was in arrears on the final twelve monthly payments on the settlement.  These amounts are included in accrued expenses.

 (8)         Inventory

The Company’s manufacturing is sub-contracted to licensed and qualified production facilities.  Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.

	March31,	December 31,
	2013	2012
	(unaudited)
Raw materials	$61,237	$216,201
Work in process	38,729	39,354
Finished Goods	267,373	137,264

TOTAL	$367,339	$392,819

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

(10)           Subsequent Events

On April 23, 2013, our secured note holders converted their debt in the principal amount of approximately $1.451 million including accrued interest thereon into 161,269,410 shares of common stock at a conversion price of $.009 per share. Of the 161,269,410 shares, 132,426,499 shares were issued to 8464081 Canada Inc., 20,222,222 shares were issued to Alpha Capital Anstalt and 8,620,689 shares were issued to Laurentian Bank Securities ITF Robocheyne Consulting Ltd. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act of 1933, as amended. Change in control?

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended December 31, 2012. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2013, have been included.

Summary.

BlastGard International, Inc. is in the business of providing protection for individuals and property.  We have developed and have been marketing BlastWrap products to protect people and property against explosive forces.  We have recently acquired a 98.2% new subsidiary (HighCom Security, Inc.) that provides a wide range of security and personal protective gear.  A description of each company can be found below and a description of our acquisition can be located under "Item 13" of our Form 10K for the fiscal year ended December 31, 2012. We believe that the products of the two companies have a certain synergy and that BlastGard International is poised to be a full service provider for defensive and protective product needs. The term "the Company" shall include BlastGard and HighCom unless the context indicates otherwise.

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

As discussed under "Background of HighCom" under "Item 1"of our Form 10-K for the fiscal year ended December 31, 2012.  HighCom's sales revenues in 2008 were approximately $17 million. Revenues in 2009 suffered a large decrease largely attributable to a May 2009 fire in its Columbus, OH facility. This destructive fire caused significant disruption to HighCom operations which was forced to relocate to new premises to restart its manufacturing activities.  The combination of decreased spending in law enforcement and homeland security sectors experienced by the industry, the US financial crisis and the destructive effects of the factory fire, revenues decreased to $4 million.  In the second half of 2009, HighCom was able to reestablish its operations in OH and began to regain its market presence both with customers and vendors.  The result of which was the receipt of a $6 million contract award through an open bid process for the supply of hard armor plates and soft armor vests to United Nations Peacekeeping Forces.  This was the first UN contract won by HighCom as a prime contractor.  Shipments under this contract began in late 2009 with the majority of the contract revenues scheduled to be earned in 2010.  Reference is made to “Item 1” – Foreign Corrupt Practices Act of our Form 10K for the fiscal year ended December 31, 2010 for a discussion of material events that effected HighCom in fiscal 2010 and the first quarter of 2011.

 In March 2011, BlastGard’s management team officially assumed operational control of HighCom.  Since this time we have accomplished a number of key compliance tasks and are currently in the process of finalizing manufacturing agreements with several key partners.  As stated in the paragraph above, BlastGard has received official communication from the U.S. State Department that HighCom’s export authority has been reinstated. In addition to this, BlastGard has completed registration through both the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security ("BSI"). The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits.  BlastGard management has been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review and in March 2012 HighCom secured ISO certification. Communication with the United Nations is ongoing. On February 6, 2012, the Company was notified by letter that the United Nation’s Vendor Review Committee (“VRC”) had recommended to immediately place on hold the registration status of HighCom Security. This VRC decision to place on hold our registration status was based on integrity/ethical issues surrounding the former CEO’s actions. Soon after this decision was made, we were notified that on February 21, 2012 the government dismissed all the charges against the former CEO. The Company has been in communication with the United Nations Procurement Division regarding this matter and on March 15, 2012, the Company was informed that the VRC had met regarding our request for re-instatement and that its recommendation is currently under consideration. BlastGard has also made significant personnel changes within HighCom and restructuring of operating locations and costs. Since the completion of our acquisition of HighCom, the Company has focused its employee time and capital resources primarily on the development of the business of HighCom. We expect future results of operations to show the benefits of these changes.  The results of operations for HighCom Security have been included on these statements from the date of acquisition, January 25, 2011.

Results of Operations

For the quarter ended March 31, 2013, we recognized revenues of $357,140 as compared to $349,821 for the comparable period of the prior year. During the quarter ended March 31, 2013, revenues included $11,000 from the sales of our proprietary BlastWrap product.

For the quarter ended March 31, 2013, gross profit was $128,206 as compared to a gross profit of $87,477 for the comparable period of the prior year. The improved gross profit is due to improved margins as a result of lower material costs and operational efficiencies..

During the quarter ended March 31, 2013, the Company’s operating costs $282,695 as compared to was $282,017 for the quarter ended March 31, 2012.

During the quarter ended March 31, 2013, total other income (expense) was $(816,036). This included a loss of $729,327 on derivative liability, and interest expense of $152,236 offset by $65,527 of gains from negotiated settlements on accounts payable. The derivative liability was the result of the Company’s stock increasing in value versus the value of the Company’s outstanding warrants which is based on the $.01 strike price. Thus, the warrants “derive” their value from BlastGard’s stock price. For this quarter, the lower strike price on the warrants resulted in a derivative liability.

For the quarter ended March 31, 2012, total other income (expense) was $1,261,838. This included a gain of $1,564,761 on derivative liability, partially offset by interest expense of $302,137. As a result of this gain on derivative liability, the Company had a net income of $1,069,602 for the quarter ended March 31, 2012.

Backlog of Sales

As of March 31, 2013, the Company had a backlog of sales believed to be in the amount of $300,000, all of which are expected to be delivered in the second quarter of 2013. Management is optimistic that additional sales of the Company’s HighCom products will continue in the second quarter and in future operating periods as the Company has bid on numerous sizeable contracts.

Recent Financings

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

This transaction will result in the Purchaser, namely, 8464081 Canada Inc., acquiring control of the Company through its acquisition of Warrants to purchase 104,333,335 shares of Common Stock exercisable at $.01 per share and its acquisition of secured debt in the principal amount of $1,267,770.07, which together with accrued interest thereon, is convertible at $.009 per share. As of April 4, 2013, the Warrants and secured debt, if entirely converted into Common Stock, would result in Purchaser owning approximately 245.2 million shares or 66.6% of the issued and outstanding shares assuming Alpha Capital converts its $182,000 in debt at the same conversion price. The Purchaser paid Seller approximately $1.82 million to acquire control of the Company, including giving Seller a promissory note in the amount of $400,000, which note is due on August 31, 2013. The Purchaser and Seller also entered into a Pledge Agreement with respect to a portion of the securities of the Company that were the subject of the change of control. It is the Company’s understanding that none of the remaining purchase price to acquire control of the Company was paid for through loan transactions.

The Purchaser has the right to nominate and appoint to the Board at least 50% of the board members of the Company.

On April 23, 2013, our secured note holders converted their debt in the principal amount of approximately $1.451 million including accrued interest thereon into 161,269,410 shares of common stock at a conversion price of $.009 per share. Of the 161,269,410 shares, 132,426,499 shares were issued to 8464081 Canada Inc., 20,222,222 shares were issued to Alpha Capital Anstalt and 8,620,689 shares were issued to Laurentian Bank Securities ITF Robocheyne Consulting Ltd. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act of 1933, as amended.

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

HighCom manufactures ballistic plates, ballistic shields and blankets. Hard armor plates are HighCom manufactured products which either carry our brand name or a private label. Our ballistic vests, ballistic helmets and EOD bomb suits and gear are currently manufactured and private labeled by third party vendors for us. Our soft arm vests are manufactured by one of two major suppliers and they either carry the supplier brand name or the HighCom brand name. Our UN soft armor vest is co-manufactured by us with a third party vendor. Our ballistic packs are also manufactured by one of two manufacturers. We distribute the following products made by other manufacturers: metal detectors, x-ray machines, EOD kits and detection devices.  In the future, we intend to manufacture PASGT (personal armored systems for ground troops) and ACH (advanced combat helmets) ballistic helmets as well as EOD suits.  For a complete description of the HighCom product line, reference is made to our Form 10-K for the fiscal year ended December 31, 2012.

Liquidity and Capital Resources.

At March 31, 2013, we had cash of $68,200, working capital deficit of $(2,943,417), an accumulated deficit of $(17,466,053) and shareholder’s equity of $(2,600,970).

For the three months ended March 31, 2013, net cash used by operating activities was $282,362 primarily due to a loss on derivative, amortization of debt discount, our net loss of $970,503, and the payment on our accounts payables and accruals. During the three months ended March 31, 2013, we used cash in investing activities for purchase of property and equipment of $451. During the three months ended March 31, 2013, we used cash in financing activities of $5,413 for repayment of notes payable.

For the quarter ending March 31, 2012, net cash used by operating activities was $198,758 primarily due to a gain on derivative, amortization of debt discount, our net loss of $1,069,602, and the payment on our accounts payables and accruals. During the three months ended March 31, 2012, we used cash in investing activities for payment of deferred costs of $8,921. During the three months ended March 31, 2012, we used cash in financing activities of $10,519 for repayment of notes payable.

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

BlastGard also agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue reaches certain goals.  BlastGard management believes that a portion of the revenues goals are very achievable and have valued the contingent consideration at 68% of the market price at the time of the agreement.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
From January 2012 to March 31, 2013, we had no sales or issuances of unregistered securities, except for the issuance of 12,218,869 shares of Common Stock to Robocheyne Consulting Ltd. in exchange for the conversion of principal and accrued interest thereon of $109,970. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act inasmuch as there was an exchange of securities of the same Issuer without any commissions being paid.

(b)           Rule 463 of the Securities Act is not applicable to the Company.

(c)           In the three months ended March 31, 2013, there were no repurchases by the Company of its CommonStock.

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

BLASTGARD INTERNATIONAL, INC.

Dated: May 15, 2013	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer