Form 10-Q
period 2013-06-30
BLASTGARD INTERNATIONAL INC
filed 2013-08-14
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
(March One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2013
OR

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2013 the issuer had 263,874,315 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.

INDEX
		PAGE
	PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets, June 30, 2013 (unaudited) and December 31, 2012 (audited)

	Consolidated Statements of Operations, for the three and six months ended June 30, 2013 and 2012 (unaudited)

	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited)

	Consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2012 and the six months ended June 30, 2013 (unaudited)

	Notes to condensed financial statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

	PART I1 – OTHER INFORMATION

Item 1.	Legal Proceedings.	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits	27

Signatures		26

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlastGard International Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets
Cash	$146,841	$356,426
Accounts receivable, (net of allowance for doubtful accts)	529,142	19,600
Inventory	354,119	392,819
Prepaid and other current assets	8,319	8,319
Net related party loans receivable from acquisition	122,316	122,316
Total current assets	1,160,737	899,480

Property & equipment, net of accumulated
depreciation of ($332,978) and ($304,824), respectively	107,655	133,669
Intangible property, net of accumulated
amortization of ($493,756) and ($389,698), respectively	302,522	406,580
Investments	112,833	112,832
Goodwill	2,061,649	2,061,649
Deposits	5,667	5,667
Total Assets	$3,751,063	$3,619,877

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$746,232	$1,026,095
Accrued expenses	40,214	252,495
Customer deposits and deferred revenue	-	79,182
Current portion notes payable	1,622,655	2,492,565
Total current liabilities	2,409,102	3,850,337

Contingent liability	1,170,081	1,170,081
Derivative liability, net	172,470	339,874
Total liabilities	3,751,653	5,360,292

Stockholders' Equity
Preferred Stock, 1,000 shares authorized;
$.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares
authorized; 263,874,315 and 90,386,036 shares
issued and outstanding, respectively	263,874	90,386
Additional paid-in capital	16,082,616	14,694,710
Minority interest	(24,814)	(29,961)
Accumulated deficit	(16,322.266)	(16,495,550)
Total stockholders' deficit	(590)	(1,740,415)

Total Liabilities and Stockholders' Equity	$3,751,063	$3,619,877

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$864,882	$640,885	$1,222,022	$990,706
Direct costs	425,049	442,180	653,983	704,524

Gross Profit	439,833	198,705	568,039	286,182

Operating expenses:
General and administrative	235,910	157,087	450,195	374,820
Research and Development	4,875	37,284	6,975	40,461
Amortization and depreciation	65,901	56,472	132,211	117,579
Total operating expenses	306,686	250,843	589,381	532,860

Operating income (loss)	133,147	(52,138)	(21,342)	(246,678)

Non-operating activity
Other income (expense)	-	8,106	-	7,318
Gains (losses) on settlement of debt	65,724	-	131,251	-
Gain (loss) on derivative liability	1,043,159	157,052	313,832	1,721,813
Interest expenses	(93,075)	(192,751)	(245,311)	(494,888)
Interest income	1	-	1	2
Total other income (expense)	1,015,809	(27,593)	199,773	1,234,245

Income(loss) before income taxes	1,148,956	(79,731)	178,431	987,567
Less minority interest income(loss)	(5,169)	608	(5,147)	(1,696)

Net Income(loss)	$1,143,787	$(80,339)	$173,284	$989,263

Earnings (loss) per share:
Basic	$0.0051	$(0.001)	$0.001	$(0.01)
Dilutive	$0.0042	$(0.001)	$0.0008	$(0.01)

Weighted average shares outstanding
Basic	224,452,904	90,386,036	157,894,648	88,532,611
Dilutive	272,093,696	90,386,036	211,674,718	141,929,008

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

Cash Flows from Operating Activities:
Net (loss) income	$173,284	$989,263
Adjustment to reconcile Net Income to net
cash provided by operations:
Minority interest (gain) loss	5,147	(1,696)
Depreciation and amortization	132,211	117,579
Amortization of debt discount	168,808	395,939
Gain on settlement of debt	(131,251)	-
Gain on derivative	(313,832)	(1,721,813)
Changes in assets and liabilities:
Accounts receivable	(509,542)	(14,870)
Note receivable	-	59,484
Inventory	38,700	(458,889)
Other operating assets	-	(28,498)
Accounts payable and accruals	(181,778)	(73,780)
Customer deposits	-	857,021
Other liabilities	-	253
Net Cash (Used) Provided by Operating Activities	(618,253)	119,993

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,139)	(45,628)
Payments for deferred costs	-	-
Proceeds from sales of assets and intangibles	-	-
Cash purchased	-	-
Net Cash Used by Investing Activities	(2,139)	(45,628)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	421,667	50,000
Repayments of notes payable	(10,860)	(69,099)
Net Cash Provided by Financing Activities	410,807	(19,099)

Net increase/decrease in Cash	(209,585)	55,266

Cash at beginning of period	356,426	253,221

Cash at end of period	$146,841	$308,487

Supplemental cash flow information:
Interest paid	$37,027	$68,128
Taxes paid	$-	$800

Supplemental Schedule of Noncash Investing and Financing Activities

Debt converted to stock	$1,561,394

The accompanying notes are an integral part of these financial statements.

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE SIX MONTHS ENDED JUNE 30, 2013

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	shares	Par	Capital	Interest	Deficit	Deficit

Balance at December 31, 2011	90,386,036	$90,386	$14,694,710	$(39,118)	$(17,540,517)	$(2,794,539)
Net income				9,157	1,044,967	1,054,124

Balance at December 31, 2012	90,386,036	$90,386	$14,694,710	$(29,961)	$(16,495,550)	$(1,740,415)
Stock issued for conversion of debt	173,488,279	173,488	1,387,906			1,561,394
Net loss				5,147	173,284	178,431

Balance at June 30, 2013	263,874,315	$263,874	$16,082,616	$(24,814)	$(16,322,266)	$(590)

BLASTGARD INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)           Basis of Presentation

The consolidated balance sheet as of June 30, 2013, the consolidated statements of operations for the three months and six months ended June 30, 2013 and 2012, and consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of June 30, 2013 and results of operations for the three months and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. The results of operations and cash flows for the periods indicated above are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of June 30, 2013, management believes an allowance for uncollectible accounts in the amount of $27,662 was adequate.

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

Advertising

Advertising costs were expensed as incurred. Advertising costs of $0 and $0 were incurred during the three months ended June 30, 2013 and 2012, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of June 30, 2013, there were 7,050,000 and vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive. In addition, June 30, 2013 the Company had 104,333,335 warrants outstanding issued in connection with convertible promissory notes and stock sales that were also excluded because they were anti-dilutive.

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

(2)           Inventory

The Company’s manufacturing is sub-contracted to licensed and qualified production facilities.  Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.

	June 30,	December 31,
	2013	2012
	(unaudited)
Raw materials	$105,446	$216,201
Work in process	15,444	39,354
Finished Goods	233,229	137,264

TOTAL	$354,119	$392,819

(3)	Property and Equipment, Net

Property and equipment are comprised of the following at June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
Machinery and equipment	$325,871	$325,419
Funiture and fixtures	114,762	113,074

	440,633	438,493
Less accumulated depreciation	(332,978)	(304,824)

Property and equipment, net	$107,655	$133,669

Depreciation expense for the three and six months ended June 30, 2013 was $13,504 and $28,153 respectively.

(4)	Intangible Assets, Net

Intangible Assets are comprised of the following at June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
Patents and Trademarks	$161,278	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	55,000	55,000

	796,278	796,278
Less accumulated amortization	(493,756)	(389,698)

Intangible assets, net	$302,522	$406,580

Amortization expense for the three and six months ended June 30, 2013 was $52,397 and $104,058 respectively.

Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013 (unaudited)	December 31, 2012

Convertible promissory note, $93,097 (1/4 of previous outstanding notes) issued December 2, 2004, due November 30, 2009, 8% interest rate	$-	$93,097

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate	17,325	17,325

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% interest rate	15,241	15,241

	32,566	125,663
Less: current maturities	(32,566)	(125,663)
	$-	$-

At June 30, 2013, there were 0 warrants outstanding and exercisable associated with the 2004 debt. These warrants were valued at $0.

Background of Secured Financings of BlastGard and Conversion into Common Stock

Alpha Capital Anstalt, a secured debt holder which first loaned us money in December 2004, loaned us $160,000 in February 2011, an additional $300,000 in March 2011, an additional $300,000 in June 2011 and an additional $500,000 in November 2011 pursuant to secured convertible promissory notes. At December 31, 2012, the Company owed $1,210,000 in principal (exclusive of accrued interest of $206,314.71) to Alpha Capital Anstalt after reduction of principal of approximately $50,000 which was converted into Common Stock in 2012.

As of March 21, 2013, the Company had outstanding $1,267,707.07 in principal debt, including accrued interest thereon owed to Alpha Capital Anstalt, pursuant to secured promissory notes (collectively the “Company Debt”). Pursuant to an amendment and consent, all of the debt owed to Alpha Capital, which was previously past due and were the subject of security agreements, guarantee and other transaction documents, to the extent outstanding, have had their maturity date extended through June 14, 2013 and their conversion price lowered from $0.010 per share to $0.009 per share.

On April 4, 2013, Alpha Capital Anstalt, closed on an agreement dated March 21, 2013  (the “Purchase and Exchange Agreement”) with 8464081 Canada Inc. (the “Purchaser”) to sell to the Purchaser and its assignees the Company’s Debt in the principal amount, including accrued interest thereon, of $1,267,770.07 (which excludes $182,000 of the principal due on this note that was maintained by Alpha Capital) owned by it plus warrants to purchase 104,333,335 shares (exercisable at $0.01 per share). The agreements required that within three (3) months of March 21, 2013, that the Purchaser shall convert all the notes acquired by it at the current conversion price of $0.009 per share. Alpha Capital Anstalt (the “Seller”) has also committed to convert the $182,000 of principal retained by it into shares of the Company’s Common Stock at the same conversion price. Also, the agreement required the Purchaser to offer to purchase the other December 2004 Debt for a purchase price equal to the total amount of principal and interest due on each note with a 10% premium.

On April 23, 2013, the aforementioned secured note holders converted their debt in the principal amount of approximately $1.451 million including accrued interest thereon into 161,269,410 shares of common stock at a conversion price of $.009 per share. Of the 161,269,410 shares, 132,426,499 shares were issued to 8464081 Canada Inc., 20,222,222 shares were issued to Alpha Capital Anstalt and 8,620,689 shares were issued to Laurentian Bank Securities ITF Robocheyne Consulting Ltd. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act of 1933, as amended.

At December 31, 2012, the Company had outstanding other secured indebtedness borrowed in December 2004 in the amount of $125,663. At June 30, 2013, this other secured indebtedness was reduced to $32,566 as a result of the conversion of principal and accrued interest into 12,218,269 shares of Common Stock at a conversion price of $.009 per share. As part of Alpha Capital Anstalt’s agreement with 8464081 Canada, 8464081 Canada is reportedly in the process of purchasing this other secured indebtedness which approximates $45,000, including accrued interest thereon, and, upon the completion of said purchase, such indebtedness will be converted into Common Stock at $.009 per share.

Our outstanding secured debt has mandatory redemption provisions. A large portion of the secured debt provides that in the event (i) the Company is prohibited from issuing Conversion Shares, (ii) upon the occurrence of any other Event of Default (as defined in the Transaction Documents), that continues beyond any applicable cure period, (iii) a Change in Control (as defined below) occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any Subsidiary, then at the Secured Debt Holder’s  election, the Company must pay to the Secured Debt Holder not later than ten (10) days after request by such Secured Debt Holder, a sum of money determined by multiplying up to the outstanding principal amount of the Note designated by the Secured Debt Holder, at the Secured Debt Holder’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the thirty days preceding the date demand is made by Secured Debt Holder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due under the Transaction Documents ("Mandatory Redemption Payment"). The Mandatory Redemption Payment must be received by the Secured Debt Holder on the same date as the Conversion Shares otherwise deliverable or within ten (10) days after request, whichever is sooner ("Mandatory Redemption Payment Date"). Upon receipt of the Mandatory Redemption Payment, the corresponding Note principal, interest and other amounts will be deemed paid and no longer outstanding.  The Secured Debt Holder may rescind the election to receive a Mandatory Redemption Payment at any time until such payment is actually received.  Liquidated damages calculated that have been paid or accrued for the ten day period prior to the actual receipt of the Mandatory Redemption Payment by such Secured Debt Holder shall be credited against the Mandatory Redemption Payment provided the balance of the Mandatory Redemption Payment is timely paid.  “Change in Control” is defined as  (i) the Company  becoming a Subsidiary of another entity (other than a corporation formed by the Company for purposes of reincorporation in another U.S. jurisdiction), (ii) the sale, lease or transfer of substantially all the assets of the Company or any Subsidiary, (iii) a majority of the members of the Company’s board of directors as of the Closing Date no longer serving as directors of the Company, except as a result of natural causes or as a result of hiring additional outside directors in order to meet appropriate stock exchange requirements, or (iv) Michael Gordon, the Chief Executive Officer of the Company is no longer serving as Chief Executive Officer unless prior written consent of the Secured Debt Holder had been obtained by the Company.  The foregoing notwithstanding, the Secured Debt Holder may demand and receive from the Company the amount stated above or any other greater amount which the Secured Debt Holder is entitled to receive or demand pursuant to the Transaction Documents.

In connection with the aforementioned loan transactions, we also issued to Alpha Capital Anstalt warrants to purchase 104,333,335 shares of the Company’s Common Stock, which warrants are currently exercisable at an exercise price of $.01 per share, which exercise price is subject to adjustment pursuant to the provisions of the warrant. In the event a fundamental transaction occurs as defined in the warrants, which includes without limitation any person or group acquiring 50% of the aggregate Common Stock of the Company, then the holder of the warrants may have the right to have the warrants redeemed at a price equal to the Black-Scholes value of said warrants. These warrants were sold by Alpha Capital to 8464081 Canada.

Also, pursuant to the Purchase and Exchange Agreement by and among Alpha Capital Amstalt (the “Seller”), 8464081 Canada (the “Purchaser”) and the Company, the parties agreed to the following:

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

This transaction resulted in the Purchaser, namely, 8464081 Canada Inc., acquiring control of the Company through its acquisition of Warrants to purchase 104,333,335 shares of Common Stock exercisable at $.01 per share and its acquisition of secured debt in the principal amount of $1,267,770.07, which together with accrued interest thereon, was convertible at $.009 per share. The Purchaser paid Seller approximately $1.82 million to acquire control of the Company, including giving Seller a promissory note in the amount of $400,000, which note is due on August 31, 2013. The Purchaser and Seller also entered into a Pledge Agreement with respect to a portion of the securities of the Company that were the subject of the change of control.

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

The 2011 convertible promissory notes consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013 (unaudited)	December 31, 2012

Convertible promissory note, $160,000, issued February 3, 2011, due on August 31, 2011, 10% annual interest rate	$-	$110,000

Convertible promissory note, $300,000, issued March 3, 2011, due on March 3, 2012, 10% interest rate	-	300,000

Convertible promissory note, $300,000, issued June 17, 2011, due on June 17, 2012, 10% interest rate	-	300,000

Convertible promissory note, $500,000, issued November 10, 2011, due on February 10, 2013 10% interest, net of unamortized discount of $0 and $22,380, respectively	-	477,620

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	210,000	210,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	160,000	160,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	67,025	67,025
	437,025	1,624,645
Less: current maturities	(437,025)	(1,624,645)
	$-	$-

	June 30, 2013 (unaudited)	December 31, 2012

Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand	$77,464	$81,574

Line of credit from Fifth Third Bank, $450,000, interest only at 6.2% annually, due on demand	426,944	428,716

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand	145,866	146,796

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	51,128	54,991

	701,402	712,257
Less: current maturities	(701,402)	(712,257)
	$-	$-

(6)           Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs.  These acquisition notes have the following balances at June 30, 2013 and December 31, 2012;

	June 30, 2013 (unaudited)	December 31, 2012

Acquisition note for the purchase of Acer product designs, original amount $30,000, interest at 8%	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$-	$-

(7)	Related party loans

The Company received various short term loans from the Chief Executive Officer during the quarter ended June 30, 2013 to facilitate short term operating capital requirements.  The balance as of June 30, 2013 was $321,661.  Subsequent to June 30, 2013, and prior to the date of this filing, these short term loans were paid in full.

The Company received a short term loan from a related party in the amount of $100,000 with interest stated at 6%.  Subsequent to June 30, 2013, and prior to the date of this filing, this loan was paid in full.

(8)	Shareholders’ Equity

Preferred stock

The Company is authorized to issue 1,000 shares of $.001 par value preferred stock, none of which are currently outstanding.  The Company may divide and issue the Preferred Shares in series.  Each Series, when issued, shall be designated to distinguish them from the shares of all other series. The relative rights and preferences of these series include preference of dividends, redemption terms and conditions, amount payable upon shares of voluntary or involuntary liquidation, terms and condition of conversion as well as voting powers.

Common stock issuances

263,874,315 shares were issued and outstanding at June 30, 2013.

Stock Compensation
The Company periodically offered options to purchase stock in the company to vendors and employees. No options were granted during the six months ended June 30, 2013.

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

There were no net cash proceeds from the exercise of stock options during the six months ended June 30, 2013.  At June 30, 2013 and December 31, 2012, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity for the periods indicated below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2013	7,050,000	$0.10	1.0years		-
Granted	-	$-
Exercised	-	-
Forfeited/expired/cancelled	-

Options Outstanding – March 31, 2013	7,050,000	$0.05	4.8 years		$0
				$
Outstanding Exercisable – January 1, 2013	7,050,000	$0.10	4.8 years	$
Outstanding Exercisable – June 30, 2013	7,050,000	$0.05	3.4 years		$0

The total grant date fair value of options vested during the three months ended June 30, 2013 $0.

(9)         Line of Credit

The Company has a $100,000 credit line personally secured by the guaranty of the Company’s Chief Executive Officer. Of the $100,000, $77,464 was owed pursuant to the line of credit (inclusive of interest at 5%) at June 30, 2013 and the remaining $22,536 is available under such line. The Company’s Chief Executive Officer established a $220,000 personal line of credit with a bank, which he has made available to the Company to utilize. At June 30, 2013, the entire $220,000 was borrowed and, subsequently, paid back prior to the filing date of this Form 10-Q.   These loans are included current portion of notes payable.

(10)         Income Taxes

The Company realized net income in the current and  various prior periods presented.   Due to the deferred tax attributes of the derivatives and a deferred tax asset from prior periods, which was fully allowed for, no income tax benefit or expanse has been presented.  Any tax liability associated with the gain was offset by the deferred tax assets and changing in the valuation allowance on those tax assets.

(11)         Commitments and Contingencies

Office Lease

We do not own any real estate properties. BlastGard entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida, which was expanded to two offices in 2011 to accommodate HighCom Security. In 2012, BlastGard moved into a larger office space. Rental payment under the new lease is $350 per month on a month to month basis.

HighCom leases office and manufacturing space in Columbus, Ohio. In February 2011, the Company entered into a six month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH.  In June 2012, the Company entered into a one year lease agreement for approximately 16,200 square feet of office and warehouse space in Columbus, OH. In July 2013, the Company entered into a three year lease agreement for approximately 25,000 square feet of office and warehouse space in Columbus, OH. We believe that our HighCom facility is adequate for present requirements and suitable for the operations involved. Rent payment under the new 3-year lease is $6,967 per month.

HighCom rents approximately 900 square feet of office space in Aurora, CO on a short-term lease expiring on October 31, 2013 at a rental of $965 per month. On June 1, 2013, HighCom moved into new space in same office complex and entered into a new one year lease for 450 square feet of office space in Aurora, CO at a rental of $518 per month.

Rent expense for the six months ended June 30, 2013 and 2012 was approximately $48,000 and $28,903 respectively.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At June 30, 2013, the Company was in arrears on the final twelve monthly payments on the settlement.  These amounts are included in accrued expenses.

(12)           Contingent Liability

In March of 2011, the Company accomplished the acquisition of 100% of HighCom Security, Inc.  As part of the consideration given, the Company agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue were to reach certain goals.  BlastGard management believed that a portion of the revenue goals were very achievable and valued the contingent consideration at 68% of the market price at the time of the agreement.  The balance accrued as a contingent liability pursuant to this transaction as of June 30, 2013 and December 31, 2012 was $1,170,081 and $1,170,081respectively.

The earn-out calculations took into consideration multiple target dates for achievement of the revenue goals forecasted.  As of the date of this filing, the final earn-out date of July 25, 2013 has passed, and the final calculation relative to the cash and shares earned consists of $6,308 and a total of 11,076,953 shares, of which when issued will satisfy this obligation in full.  None of these items have been issued as of the date of this report.

(13)           Subsequent Events

There are no subsequent events disclosed herein as of the filing date of this Form 10-Q.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended June 30, 2013, have been included.

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

Results of Operations

Our consolidated net revenues increased substantially as a direct result of our acquisition of HighCom Security in March 2011, which included a change in management. The increase for the quarter ending June 30, 2013 was primarily the result of increased sales of our HighCom Security product line due to a higher demand from our third party customers for certain personal protective equipment products. The sales increase was primarily due to two of our major product categories: ballistic plates and ballistic helmets. Management instituted a number of action steps to realize this increase in sales, namely: a visible presence at industry tradeshows, cultivation of former customers, aggressive pricing, new in-house production facility, greater cost control over raw materials as well as a new marketing and sales program. We also secured our ISO 2012 certification. The International Organization for Standardization (“ISO”) is the world’s largest developer of voluntary International Standards. International Standards give state of the art specifications for products, services and good practice, helping to make industry more efficient and effective. Developed through global consensus, our ISO certification breaks down the barriers to international trade which is a major focus of our new sales strategy.

For the three months ended June 30, 2013 and 2012, we recognized sales of $864,882 and $640,885 and a gross profit of $439,833 and $198,705, respectively.  For the six months ended June 30, 2013 and 2012, we recognized sales of $1,222,022 and $990,706 and a gross profit of $568,039 and $286,182, respectively.  The improved gross profit is due to increased sales and better pricing.

For the three months ended June 30, 2013, our operating expenses were $306,686 as compared to $250,843 for the three months ended June 30, 2012. For the six months ended June 30, 2013, our operating expenses were $589,381 as compared to $532,860 for the six months ended June 30, 2012. The increased operating expenses were due to additional temporary personnel necessary to keep up with the demand for increased sales.

During the quarter ended June 30, 2013, total other income (expense) was $1,015,809.  This included a gain on derivative liability in the amount of $1,043,159, a gain of $65,724 from negotiated settlements on old accounts payable, offset by interest expense of $93,075. During the six months ended June 30, 2013, total other income (expense) was $199,773.  This included a gain on derivative liability of $313,832, a gain of $131,251 from negotiated settlements on old accounts payable, offset by interest expense of $245,311.

For the quarter ended June 30, 2012 total other income (expense) was $27,593.  This included  a gain on derivative liability in the amount of $157,052 offset by interest expense of $192,751. For the six months ended June 30, 2012, total other income (expense) was 1,234,245.  This included a gain on derivative liability in the amount of $1,721,813, offset by interest expense of $494,888.

Our net income (loss) for the three months ended June 30, 2013 and 2012 was $1,143,787 as compared to $(80,339), respectively. Our net income (loss) for the six months ended June 30, 2013 and 2012 was $173,284 as compared to $989,263, respectively.

Sales Backlog

As of the filing date of this Form 10-Q, the Company was working on fulfilling anticipated sales orders of $1.2 million that are expected to ship in the 3rd quarter of 2013. The Company has hired temporary personnel to complete these orders and this will substantially increase our operating expenses in the third quarter.  Management is optimistic that additional sales will occur in the third quarter of 2013, although no assurances can be given in this regard.

Background of Secured Financings of BlastGard and Conversion into Common Stock

Alpha Capital Anstalt, a secured debt holder which first loaned us money in December 2004, loaned us $160,000 in February 2011, an additional $300,000 in March 2011, an additional $300,000 in June 2011 and an additional $500,000 in November 2011 pursuant to secured convertible promissory notes. At December 31, 2012, the Company owed $1,210,000 in principal (exclusive of accrued interest of $206,314.71) to Alpha Capital Anstalt after reduction of principal of approximately $50,000 which was converted into Common Stock in 2012.

As of March 21, 2013, the Company had outstanding $1,267,707.07 in principal debt, including accrued interest thereon owed to Alpha Capital Anstalt, pursuant to secured promissory notes (collectively the “Company Debt”). Pursuant to an amendment and consent, all of the debt owed to Alpha Capital, which was previously past due and were the subject of security agreements, guarantee and other transaction documents, to the extent outstanding, have had their maturity date extended through June 14, 2013 and their conversion price lowered from $0.010 per share to $0.009 per share.

On April 4, 2013, Alpha Capital Anstalt, closed on an agreement dated March 21, 2013  (the “Purchase and Exchange Agreement”) with 8464081 Canada Inc. (the “Purchaser”) to sell to the Purchaser and its assignees the Company’s Debt in the principal amount, including accrued interest thereon, of $1,267,770.07 (which excludes $182,000 of the principal due on this note that was maintained by Alpha Capital) owned by it plus warrants to purchase 104,333,335 shares (exercisable at $0.01 per share). The agreements required that within three (3) months of March 21, 2013, that the Purchaser shall convert all the notes acquired by it at the current conversion price of $0.009 per share. Alpha Capital Anstalt (the “Seller”) has also committed to convert the $182,000 of principal retained by it into shares of the Company’s Common Stock at the same conversion price. Also, the agreement required the Purchaser to offer to purchase the other December 2004 Debt for a purchase price equal to the total amount of principal and interest due on each note with a 10% premium.

On April 23, 2013, the aforementioned secured note holders converted their debt in the principal amount of approximately $1.451 million including accrued interest thereon into 161,269,410 shares of common stock at a conversion price of $.009 per share. Of the 161,269,410 shares, 132,426,499 shares were issued to 8464081 Canada Inc., 20,222,222 shares were issued to Alpha Capital Anstalt and 8,620,689 shares were issued to Laurentian Bank Securities ITF Robocheyne Consulting Ltd. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act of 1933, as amended.

At December 31, 2012, the Company had outstanding other secured indebtedness borrowed in December 2004 in the amount of $125,663. At June 30, 2013, this other secured indebtedness was reduced to $32,566 as a result of the conversion of principal and accrued interest into 12,218,269 shares of Common Stock at a conversion price of $.009 per share. As part of Alpha Capital Anstalt’s agreement with 8464081 Canada, 8464081 Canada is reportedly in the process of purchasing this other secured indebtedness which approximates $45,000, including accrued interest thereon, and, upon the completion of said purchase, such indebtedness will be converted into Common Stock at $.009 per share.

Our outstanding secured debt has mandatory redemption provisions. A large portion of the secured debt provides that in the event (i) the Company is prohibited from issuing Conversion Shares, (ii) upon the occurrence of any other Event of Default (as defined in the Transaction Documents), that continues beyond any applicable cure period, (iii) a Change in Control (as defined below) occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any Subsidiary, then at the Secured Debt Holder’s  election, the Company must pay to the Secured Debt Holder not later than ten (10) days after request by such Secured Debt Holder, a sum of money determined by multiplying up to the outstanding principal amount of the Note designated by the Secured Debt Holder, at the Secured Debt Holder’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the thirty days preceding the date demand is made by Secured Debt Holder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due under the Transaction Documents ("Mandatory Redemption Payment"). The Mandatory Redemption Payment must be received by the Secured Debt Holder on the same date as the Conversion Shares otherwise deliverable or within ten (10) days after request, whichever is sooner ("Mandatory Redemption Payment Date"). Upon receipt of the Mandatory Redemption Payment, the corresponding Note principal, interest and other amounts will be deemed paid and no longer outstanding.  The Secured Debt Holder may rescind the election to receive a Mandatory Redemption Payment at any time until such payment is actually received.  Liquidated damages calculated that have been paid or accrued for the ten day period prior to the actual receipt of the Mandatory Redemption Payment by such Secured Debt Holder shall be credited against the Mandatory Redemption Payment provided the balance of the Mandatory Redemption Payment is timely paid.  “Change in Control” is defined as  (i) the Company  becoming a Subsidiary of another entity (other than a corporation formed by the Company for purposes of reincorporation in another U.S. jurisdiction), (ii) the sale, lease or transfer of substantially all the assets of the Company or any Subsidiary, (iii) a majority of the members of the Company’s board of directors as of the Closing Date no longer serving as directors of the Company, except as a result of natural causes or as a result of hiring additional outside directors in order to meet appropriate stock exchange requirements, or (iv) Michael Gordon, the Chief Executive Officer of the Company is no longer serving as Chief Executive Officer unless prior written consent of the Secured Debt Holder had been obtained by the Company.  The foregoing notwithstanding, the Secured Debt Holder may demand and receive from the Company the amount stated above or any other greater amount which the Secured Debt Holder is entitled to receive or demand pursuant to the Transaction Documents.

In connection with the aforementioned loan transactions, we also issued to Alpha Capital Anstalt warrants to purchase 104,333,335 shares of the Company’s Common Stock, which warrants are currently exercisable at an exercise price of $.01 per share, which exercise price is subject to adjustment pursuant to the provisions of the warrant. In the event a fundamental transaction occurs as defined in the warrants, which includes without limitation any person or group acquiring 50% of the aggregate Common Stock of the Company, then the holder of the warrants may have the right to have the warrants redeemed at a price equal to the Black-Scholes value of said warrants. These warrants were sold by Alpha Capital to 8464081 Canada.

Also, pursuant to the Purchase and Exchange Agreement by and among Alpha Capital Amstalt (the “Seller”), 8464081 Canada (the “Purchaser”) and the Company, the Purchaser and the Company agreed to the following:

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

This transaction resulted in the Purchaser, namely, 8464081 Canada Inc., acquiring control of the Company through its acquisition of Warrants to purchase 104,333,335 shares of Common Stock exercisable at $.01 per share and its acquisition of secured debt in the principal amount of $1,267,770.07, which together with accrued interest thereon, was convertible at $.009 per share. The Purchaser paid Seller approximately $1.82 million to acquire control of the Company, including giving Seller a promissory note in the amount of $400,000, which note is due on August 31, 2013. The Purchaser and Seller also entered into a Pledge Agreement with respect to a portion of the securities of the Company that were the subject of the change of control.

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

Liquidity and Capital Resources.

At June 30, 2013, we had cash of $146,841, working capital of $(1,248,365), an accumulated deficit of $(16,322,266) and shareholder deficit of $(590).

For the six months ended June 30, 2013, net cash used by operating activities was $(618,253) primarily due to our net income of $173,284, offset by a gain on derivative liability, gain on negotiated settlement on accounts payable items, amortization and depreciation, and a large increase in our accounts receivable. During the six months ended June 30, 2013, we used cash in investing activities for purchase of assets of $(2,139) and we generated cash from financing activities of $410,807 from loans from related parties.

For the six months ending June 30, 2012, net cash used in operating activities is $119,993 primarily due to our net income of $989,263, offset by a gain on derivative liability, stock based compensation, amortization and an increase in our accounts payables and accruals. During the six months ended June 30, 2012, we used cash in investing activities for payment of deferred costs and property of $(45,628) and we used cash from financing activities of $(19,099) from stock sales and notes.

At June 30, 2013, we had cash of $146,841 and we owed approximately $1.6 million in principal (without discounts) and approximately $800,000 in payables and accruals. We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital from the sale of equity and/or debt securities. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company is attempting to obtain cash to finance its operations. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern. In this respect, see “Note 1 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

BlastGard also agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue were to reach certain goals.  BlastGard management believed that a portion of the revenue goals were very achievable and valued the contingent consideration at 68% of the market price at the time of the agreement.

As of the date of this filing, the final earn-out date of July 25, 2013 has passed, and the final calculation relative to the cash and shares earned consists of $6,308 and a total of 11,076,953 shares.  None of these items have been issued.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)           For the six months ended June 30, 2013, we had no sales or issuances of unregistered securities, except as described under Notes Payable – Background of Secured Financings of BlastGard and Conversion into Common Stock.  In the Notes to the Financial Statements, we describe the issuance of shares of Common Stock upon the conversion of secured debt at a conversion price of $.009 per share. The conversion of debt into Common Stock is exempt under Section 3(a)(9) of the Securities Act as an exchange of securities without the payment of commissions.

(b)           Rule 463 of the Securities Act is not applicable to the Company.

(c)           In the six months ended June 30, 2013, there were no repurchases by the Company of its CommonStock.

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

BLASTGARD INTERNATIONAL, INC.

Dated: August 14, 2013	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer