Form 10-Q/A
period 2013-09-30
BLASTGARD INTERNATIONAL INC
filed 2013-11-15
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

(March One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013
OR

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file.  Yes ☑  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2013 the issuer had 294,797,657 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BlastGard International, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets
Cash	$47,645	$356,426
Accounts receivable, (net of allowance for doubtful accts)	29,675	19,600
Inventory	756,080	392,819
Prepaid and other current assets	8,319	8,319
Net related party loans receivable from acquisition	122,316	122,316
Total current assets	964,035	899,480

Property & equipment, net of accumulated depreciation of ($347,167) and ($304,824), respectively	93,466	133,669
Intangible property, net of accumulated amortization of ($546,152) and ($389,698), respectively	250,127	406,580
Investments	112,833	112,832
Goodwill	2,061,649	2,061,649
Deposits	7,407	5,667
Total Assets	$3,489,517	$3,619,877

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$788,213	$1,026,095
Accrued expenses	55,895	252,495
Customer deposits and deferred revenue	41,222	79,182
Current portion notes payable	1,123,271	2,492,565
Total current liabilities	2,008,601	3,850,337

Contingent liability	1,170,081	1,170,081
Derivative liability, net	-	339,874
Total liabilities	3,178,682	5,360,292

Stockholders' Equity
Preferred Stock, 1,000 shares authorized; $.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized; 292,797,657 and 90,386,036 shares issued and outstanding, respectively	292,797	90,386
Additional paid-in capital	16,314,003	14,694,710
Minority interest	(25,170)	(29,961)
Accumulated deficit	(16,270,795)	(16,495,550)
Total stockholders' deficit	310,835	(1,740,415)

Total Liabilities and Stockholders' Equity	$3,489,517	$3,619,877

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$220,097	$1,802,770	$1,442,118	$2,793,476
Direct costs	155,386	1213298	809,369	1,917,822

Gross Profit	64,710	589,472	632,749	875,654

Operating expenses:
General and administrative	250,953	219,226	701,148	594,046
Research and Development	6,135	9,840	13,110	50,301
Amortization and depreciation	66,584	66,392	198,795	183,971
Total operating expenses	323,672	295,458	913,053	828,318

Operating income (loss)	(258,962)	294,014	(280,304)	47,336

Non-operating activity
Other income (expense)	(865)	39,731	(865)	47,049
Gains (losses) on settlement of debt	175,066	-	306,318	248,754
Gain (loss) on derivative liability	960,466	(157,052)	1,274,298	1,564,761
Interest expenses	(824,591)	(211,748)	(1,069,902)	(706,636)
Interest income	-	-	1	2
Total other income (expense)	310,076	(329,069)	509,850	905,176

Income(loss) before income taxes	51,114	(35,055)	229,546	952,512
Less minority interest income(loss)	356	7,423	(4,791)	5,727

Net Income(loss)	$51,470	$(42,478)	$224,755	$946,785

Earnings (loss) per share:
Basic	$0.00	$0.00	$0.001	$0.01
Dilutive	$0.0001	$0.00	$0.0009	$0.01

Weighted average shares outstanding
Basic	275,952,182	90,386,036	197,781,473	90,386,036
Dilutive	358,719,247	90,386,036	241,287,238	143,347,120

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities:
Net (loss) income	$224,755	$946,785
Adjustment to reconcile Net Income to net
cash provided by operations:
Minority interest (gain) loss	4,791	5,727
Depreciation and amortization	198,795	183,971
Amortization of debt discount	22,380	265,254
Gain on settlement of debt	(306,318)	-
Gain on derivative	(339,874)	(1,564,761)
Changes in assets and liabilities:
Accounts receivable	(10,075)	(14,965)
Note receivable	-	109,679
Inventory	(363,261)	91,452
Other operating assets	(1,740)	(9,819)
Accounts payable and accruals	130,133	(27,892)
Customer deposits	(37,960)	-
Other liabilities	-	66,903
Net Cash (Used) Provided by Operating Activities	(478,374)	52,334

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,139)	(48,077)
Payments for deferred costs	-	-
Proceeds from sales of assets and intangibles	-	-
Cash purchased	-	-
Net Cash Used by Investing Activities	(2,139)	(48,077)

Cash Flows from Financing Activities:
Proceeds from warrant exercise	260,310	-
Proceeds from issuance of note payable	421,667	-
Repayments of notes payable	(510,245)	(71,488)
Net Cash Provided by Financing Activities	171,732	(71,488)

Net increase/decrease in Cash	(308,781)	(67,231)

Cash at beginning of period	356,426	253,221

Cash at end of period	$47,645	$185,990

Supplemental cash flow information:
Interest paid	$37,027	$337,790
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities

Debt converted to stock	$1,561,394

The accompanying notes are an integral part of these financial statements.

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR
THE YEAR ENDED DECEMBER 31, 2012 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	shares	Par	Capital	Interest	Deficit	Deficit

Balance at December 31, 2011	90,386,036	$90,386	$14,694,710	$(39,118)	$(17,540,517)	$(2,794,539)
Net income				9,157	1,044,967	1,054,124

Balance at December 31, 2012	90,386,036	$90,386	$14,694,710	$(29,961)	$(16,495,550)	$(1,740,415)
Stock issued for conversion of debt	173,488,279	173,488	1,387,906			1,561,394

Stock issued for exercise of Warrants	28,923,342	28,923	231,387			260,310

Net income				4,791	224,755	229,546

Balance at September 30, 2013	292,797,657	$292,797	$16,314,003	$(25,170)	$(16,270,795)	$310,835

BLASTGARD INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)           Basis of Presentation

The consolidated balance sheet as of September 30, 2013, the consolidated statements of operations for the three months and nine months ended September 30, 2013 and 2012, and consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2013 and results of operations for the three months and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. The results of operations and cash flows for the periods indicated above are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of September 30, 2013, management believes an allowance for uncollectible accounts in the amount of $27,662 was adequate.

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

Advertising

Advertising costs were expensed as incurred. Advertising costs of $4,401 and $4,585 were incurred during the nine months ended September 30, 2013 and 2012, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of September 30, 2013, there were 7,050,000 and vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive. In addition, September 30, 2013 the Company had 75,409,993 warrants outstanding issued in connection with convertible promissory notes and stock sales that were also excluded because they were anti-dilutive.

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

	September 30,	December 31,
	2013	2012
	(unaudited)
Raw materials	$107,232	$216,201
Work in process	24,111	39,354
Finished Goods	624,737	137,264

TOTAL	$756,080	$392,819

(3)	Property and Equipment, Net

Depreciation expense for the three and nine months ended September 30, 2013 was $14,190 and $42,343 respectively.

(4)	Intangible Assets, Net

Intangible Assets are comprised of the following at September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012
Patents and Trademarks	$161,278	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	55,000	55,000

	796,278	796,278
Less accumulated amortization	(546,152)	(389,698)

Intangible assets, net	$250,126	$406,580

Amortization expense for the three and nine months ended September 30, 2013 was $52,396 and $156,454 respectively.

(5)	Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013 (unaudited)	December 31, 2012

Convertible promissory note, $93,097 (1/4 of previous outstanding notes) issued December 2, 2004, due November 30, 2009, 8% interest rate	$-	$93,097

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate	17,325	17,325

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% interest rate	15,241	15,241

	32,566	125,663
Less: current maturities	(32,566)	(125,663)
	$-	$-

At September 30, 2013, there were 0 warrants outstanding and exercisable associated with the 2004 debt. These warrants were valued at $0.

Background of Secured Financings of BlastGard and Conversion into Common Stock

Alpha Capital Anstalt, a secured debt holder which first loaned us money in December 2004, loaned us $160,000 in February 2011, an additional $300,000 in March 2011, an additional $300,000 in September 2011 and an additional $500,000 in November 2011 pursuant to secured convertible promissory notes. At December 31, 2012, the Company owed $1,210,000 in principal (exclusive of accrued interest of $206,314.71) to Alpha Capital Anstalt after reduction of principal of approximately $50,000 which was converted into Common Stock in 2012.

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

At December 31, 2012, the Company had outstanding other secured indebtedness borrowed in December 2004 in the amount of $125,663. At September 30, 2013, this other secured indebtedness was reduced to $32,566 as a result of the conversion of principal and accrued interest into 12,218,869 shares of Common Stock at a conversion price of $.009 per share. As part of Alpha Capital Anstalt’s agreement with 8464081 Canada, 8464081 Canada is reportedly in the process of purchasing this other secured indebtedness which approximates $45,000, including accrued interest thereon, and, upon the completion of said purchase, such indebtedness will be converted into Common Stock at $.009 per share.

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

In connection with the aforementioned loan transactions, we also issued to Alpha Capital Anstalt warrants to purchase 104,333,335 shares of the Company’s Common Stock, which warrants are currently exercisable at a reduced exercise price of $.009 per share, which exercise price is subject to adjustment pursuant to the provisions of the warrant. In the event a fundamental transaction occurs as defined in the warrants, which includes without limitation any person or group acquiring 50% of the aggregate Common Stock of the Company, then the holder of the warrants may have the right to have the warrants redeemed at a price equal to the Black-Scholes value of said warrants. These warrants were sold by Alpha Capital to 8464081 Canada.

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

The 2011 convertible promissory notes consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013 (unaudited)	December 31, 2012

Convertible promissory note, $160,000, issued February 3, 2011, due on August 31, 2011, 10% annual interest rate	$-	$110,000

Convertible promissory note, $300,000, issued March 3, 2011, due on March 3, 2012, 10% interest rate	-	300,000

Convertible promissory note, $300,000, issued June 17, 2011, due on June 17, 2012, 10% interest rate	-	300,000

Convertible promissory note, $500,000, issued November 10, 2011, due on February 10, 2013 10% interest, net of unamortized discount of $0 and $22,380, respectively	-	477,620

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	210,000	210,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	160,000	160,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	67,025	67,025
	437,025	1,624,645
Less: current maturities	(437,025)	(1,624,645)
	$-	$-

	September 30, 2013 (unaudited)	December 31, 2012

Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand	$75,280	$81,574

Line of credit from Fifth Third Bank, $450,000, interest only at 6.2% annually, due on demand	-	428,716

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand	145,401	146,796

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	49,197	54,991

	269,878	712,257
Less: current maturities	(269,878)	(712,257)
	$-	$-

(6)           Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs.  These acquisition notes have the following balances at September 30, 2013 and December 31, 2012;

	September 30, 2013 (unaudited)	December 31, 2012

Acquisition note for the purchase of Acer product designs, original amount $30,000, interest at 8%	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$-	$-

(7)	Related party loans

The Company received various short term loans from the Chief Executive Officer during the quarter ended September 30, 2013 to facilitate short term operating capital requirements.  The balance as of September 30, 2013 was $353,802.

The Company received a short term loan from a related party in the amount of $100,000 with interest stated at 6%. This amount has been paid in full as of September 30, 2013

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

Common stock issuances

292,797,657 shares were issued and outstanding at September 30, 2013.

Stock Compensation
The Company periodically offered options to purchase stock in the company to vendors and employees. No options were granted during the nine months ended September 30, 2013.

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

There were no net cash proceeds from the exercise of stock options during the nine months ended September 30, 2013.  At September 30, 2013 and December 31, 2012, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity for the periods indicated below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2013	7,050,000	$0.10	1.0years		-
Granted	-	$-
Exercised	-	-
Forfeited/expired/cancelled	-

Options Outstanding – March 31, 2013	7,050,000	$0.05	4.8 years		$0

Outstanding Exercisable – January 1, 2013	7,050,000	$0.10	4.8 years	$
Outstanding Exercisable – September 30, 2013	7,050,000	$0.05	3.4 years		$0

The total grant date fair value of options vested during the three months ended September 30, 2013 $0.

(9)         Line of Credit

The Company has a $100,000 credit line personally secured by the guaranty of the Company’s Chief Executive Officer. Of the $100,000, $75,280 was owed pursuant to the line of credit (inclusive of interest at 5%) at September 30, 2013 and the remaining $24,720 is available under such line. The Company’s Chief Executive Officer established a $220,000 personal line of credit with a bank, which he has made available to the Company to utilize. At September 30, 2013, the entire $220,000 was borrowed and advanced to the Company.  These loans are included current portion of notes payable.

(10)         Income Taxes

The Company realized net income in the current and  various prior periods presented.   Due to the deferred tax attributes of the derivatives and a deferred tax asset from prior periods, which was fully allowed for, no income tax benefit or expanse has been presented.  Any tax liability associated with the gain was offset by the deferred tax assets and changing in the valuation allowance on those tax assets.  The Company has existing net operating losses available to offset any potential tax expense for the current year.  The years of 2010, 2011 and 2012 are still open for audit by regulatory authorities.

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

Rent expense for the nine months ended September 30, 2013 and 2012 was approximately $50,123 and $22,000 respectively.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At September 30, 2013, the Company was in arrears on the final twelve monthly payments on the settlement.  These amounts are included in accrued expenses.

(12)           Contingent Liability

In March of 2011, the Company accomplished the acquisition of 100% of HighCom Security, Inc.  As part of the consideration given, the Company agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue were to reach certain goals.  BlastGard management believed that a portion of the revenue goals were very achievable and valued the contingent consideration at 68% of the market price at the time of the agreement.  The balance accrued as a contingent liability pursuant to this transaction as of September 30, 2013 and December 31, 2012 was $1,170,081 and $1,170,081respectively.

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

(13)           Exercise of Warrants/Reduction of Debt

On August 23, 2013, 8464081 Canada Inc. exercised warrants to purchase 28,923,342 shares of the Company’s underlying Common Stock at a reduced exercise price of $0.009 per share due to anti-dilution provisions of said warrants. After this transaction, the Purchaser has warrants remaining to purchase 75,409,993 shares (exercisable at $0.009 per share).

The Company owed approximately $435,376.00 to Fifth Third Bank which was personally guaranteed by the former CEO of HighCom. Recently 8464081 Canada Inc. purchased the Company’s note from Fifth Third Bank and took an assignment of the civil judgment on the note entered into against both HighCom and its former CEO. The indebtedness has been reduced to a civil judgment by the bank in the Ohio state court system. The net proceeds of the warrant exercise described in the preceding paragraph were utilized to release the Company from its obligations under the note.

(14)	Subsequent Events

There are no subsequent events disclosed herein as of the filing date of this Form 10-Q, except as follows:

On November 11, 2013, the Board of Directors approved the following transactions: (i) the issuance of 2,000,000 shares to corporate counsel; and pursuant to his position as chairman of the Company’s advisory board an option to purchase 2,000,000 shares of Common Stock which will vest on January 1, 2014 and an option to purchase 2,000,000 shares which will vest on January 1, 2015, exercisable at $.009 per share so long as Mr. Keifner is still serving as chairman of the Company’s advisory board on the vesting date. In his capacity, Mr. Kiefner will serve as a lasison between the Company and its principal shareholder, to attend meetings of the Company’s board of directors, to meet with the Company’s officers on a regular basis and provide corporate counsel; (ii) lowering the conversion price from $.05 per share to $.02 per share of certain notes described in Note 5 in the Notes to Financial Statements; and (iii) granting options to purchase an aggregate of 25,000,000 shares of Common Stock to Michael J. Gordon, Michael L. Bundy and Chad Wright with options exercisable at $.01 per share from the vesting date through the expiration date of said options. These options have cliff vesting where they are exercisable over a period of time, but they can become immediately vested in the event certain revenue goals are achieved. In the event the Company achieves $10 million in sales in a calendar year, 25% of the total options will automatically vest. An additional 25% will vest when the Company achieves $20 million in sales in a calendar year and 50% of the total options granted will automatically vest when the Company achieves $30 million in sales in a calendar year.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2013, have been included.

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

Results of Operations

Our consolidated net revenues increased substantially as a direct result of our acquisition of HighCom Security in March 2011, which included a change in management. A majority of our sales are due to two of our major product categories: ballistic plates and ballistic helmets. Management instituted a number of action steps to realize future increase in sales, namely: a visible presence at industry tradeshows, cultivation of former customers, aggressive pricing, new in-house production facility, greater cost control over raw materials as well as a new marketing and sales program. We also secured our ISO 2012 certification. The International Organization for Standardization (“ISO”) is the world’s largest developer of voluntary International Standards. International Standards give state of the art specifications for products, services and good practice, helping to make industry more efficient and effective. Developed through global consensus, our ISO certification breaks down the barriers to international trade which is a major focus of our new sales strategy.

For the three months ended September 30, 2013 and 2012, we recognized sales of $220,097 and $1,802,770 and a gross profit of $64,710 and $589,472, respectively.  For the nine months ended September 30, 2013 and 2012, we recognized sales of $1,442,118 and $2,793,476 and a gross profit of $632,749 and $875,654, respectively.  Management believes that the 2013 decreases in sales for each reporting period is primarily the result of customers delaying anticipated orders to the fourth quarter of 2013..

For the three months ended September 30, 2013, our operating expenses were $323,672 as compared to $295,458 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, our operating expenses were $913,053 as compared to $828,318 for the nine months ended September 30, 2012. The increased operating expenses were due to additional temporary personnel necessary to keep up with the demand for increased sales.

For the quarter ended September 30, 2013, total other income (expense) was $310,076.  This included a gain on derivative liability in the amount of $960,466, a gain of $175,066 from negotiated settlements on old accounts payable, offset by interest expense of $824,591. During the nine months ended September 30, 2013, total other income (expense) was $509,850.  This included a gain on derivative liability of $1,274,298, a gain of $306,318 from negotiated settlements on old accounts payable, offset by interest expense of $1,069,902.

Our net income (loss) for the three months ended September 30, 2013 and 2012 was $51,470 as compared to $(42,478), respectively. Our net income (loss) for the nine months ended September 30, 2013 and 2012 was $224,755 as compared to $946,785, respectively.

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

At December 31, 2012, the Company had outstanding other secured indebtedness borrowed in December 2004 in the amount of $125,663. At September 30, 2013, this other secured indebtedness was reduced to $32,566 as a result of the conversion of principal and accrued interest into 12,218,269 shares of Common Stock at a conversion price of $.009 per share. As part of Alpha Capital Anstalt’s agreement with 8464081 Canada, 8464081 Canada is reportedly in the process of purchasing this other secured indebtedness which approximates $45,000, including accrued interest thereon, and, upon the completion of said purchase, such indebtedness will be converted into Common Stock at $.009 per share.

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

Liquidity and Capital Resources.

At September 30, 2013, we had cash of $47,645, working capital of $(1,044,566), an accumulated deficit of $(16,270,795) and shareholder equity of $310,835.

For the nine months ended September 30, 2013, net cash used by operating activities was $(478,374) primarily due to our net income of $224,755, offset by a gain on derivative liability, gain on negotiated settlement on accounts payable items, amortization and depreciation, and a large increase in our inventory. During the nine months ended September 30, 2013, we used cash in investing activities for purchase of assets of $(2,139) and we generated cash from financing activities of $421,667 from loans from related parties, and $260,310 from the exercise of warrants.

For the nine months ending September 30, 2012, net cash provided by operating activities was $52,334 primarily due to our net income of $946,785, offset by a gain on derivative liability, stock based compensation, amortization and an increase in our accounts payables and accruals. During the nine months ended September 30, 2012, we used cash in investing activities for payment of deferred costs and property of $(48,077) and we used cash from financing activities of $(71,488) for repayment of notes payable.

At September 30, 2013, we had cash of $47,645 and we owed approximately $1.1 million in principal (without discounts) and approximately $800,000 in payables and accruals. We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital from the sale of equity and/or debt securities. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company is attempting to obtain cash to finance its operations. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern. In this respect, see “Note 1 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Exercise of Warrants/Reduction of Debt

On August 23, 2013, 8464081 Canada Inc. exercised warrants to purchase 28,923,342 shares of the Company’s underlying Common Stock at a reduced exercise price of $0.009 per share due to anti-dilution provisions of said warrants. After this transaction, the Purchaser has warrants remaining to purchase 75,409,993 shares (exercisable at $0.009 per share).

The Company owed approximately $435,376.00 to Fifth Third Bank which was personally guaranteed by the former CEO of HighCom. Recently 8464081 Canada Inc. purchased the Company’s note from Fifth Third Bank and took an assignment of the civil judgment on the note entered into against both HighCom and its former CEO. The indebtedness has been reduced to a civil judgment by the bank in the Ohio state court system. The net proceeds of the warrant exercise described in the preceding paragraph were utilized to release the Company from its obligations under the note.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)
For the nine months ended September 30, 2013, we had no sales or issuances of unregistered securities, except as described under Notes Payable – Background of Secured Financings of BlastGard and Conversion into Common Stock and under Note 13 in the Notes to Consolidated Financial Statements.  The conversion of debt into Common Stock is exempt under Section 3(a)(9) of the Securities Act as an exchange of securities without the payment of commissions. The exercise of Warrants is exempt under Section 4(2) of the Securities Act of 1933, as amended.

(b)           Rule 463 of the Securities Act is not applicable to the Company.

(c)           In the nine months ended September 30, 2013, there were no repurchases by the Company of its Common Stock.

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

BLASTGARD INTERNATIONAL, INC.

Dated: November 14, 2013	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer