Form 10-K
period 2013-12-31
BLASTGARD INTERNATIONAL INC
filed 2014-04-04
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
 Yes ☒.  No ☐.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2013, the number of shares held by non-affiliates was approximately 77,863,000 shares.  The approximate market value based on the last sale (i.e. $.02 per share as of June 28, 2013) of the Company’s Common Stock was approximately $1,557,260.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 1, 2014 was 294,797,657 shares.

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

Item 1.                      Business

BlastGard International, Inc. is in the business of providing protection for individuals and property.  We have developed and have been marketing BlastWrap products to protect people and property against explosive forces. The Company owns 98.2% of HighCom Security, Inc. (“HighCom”) which provides a wide range of security and personal protective gear.  A description of each company can be found below and a description of our acquisition can be located under "Item 13." We believe that the products of the two companies have a certain synergy and that BlastGard International is poised to be a full service provider for defensive and protective product needs. The term "the Company" shall include BlastGard and HighCom unless the context indicates otherwise. For a description of certain background on HighCom, reference is made to our Form 10-K for the fiscal year ended December 31, 2012.

HighCom Security, Inc.

HighCom Overview

Founded in 1997 and originally based in San Francisco, HighCom Security, Inc., a California corporation, is a global provider of security equipment. HighCom is a leader in advanced ballistic armor manufacturing. With a 24,160 square foot manufacturing and distribution facility located in Columbus, Ohio, HighCom is well positioned for large scale and time sensitive global supply needs. We design, manufacture and/or distribute a range of security products and personal protective gear. Our logistics network is now managed from our corporate headquarters in Clearwater, Florida. HighCom serves a wide range of customers throughout the world. Our North American customer base includes the Department of Defense and the Department of Homeland Security. We cater to local law enforcement agencies, correctional facilities and municipal authorities, as well as large corporations. We export our products throughout the world and have in the past sold products in Asia, Africa, Europe, Latin America and the Middle East. Many of our products are controlled for export purposes and we require end user details prior to all sales. Strict compliance with U.S. and International laws and regulations is mandatory.

Recent Developments

HighCom has already implemented an in-depth ethics and compliance management and monitoring program that is tied to our International Standard Organization (“ISO”) certified quality processes. These policies and procedures outline each step within the compliance process and how they relate to, and should be acted upon, to ensure compliance with all local, state, federal, and international laws and regulations.  Most importantly they address processes and policies that are related to compliance with the Federal Acquisition Regulation (“FAR”), Defense Federal Acquisition Regulation (“DFAR”), International Traffic in Arms Regulations (“ITAR”), Office of Foreign Assets Control (“OFAC”), Export Administration Regulations (“EAR”). Arms Export Control Act (“AECA”), Export Administration Act (“EAA”), Automated Export System (“AES”), and Office of Federal Activities (“OFA”).  We also completed training internally and externally with regards to the Foreign Corrupt Practices Act (“FCPA”) and other foreign business regulations that help our employees recognize red flags and potential risk situations.

In March 2014, HighCom Security became the first company in the world to achieve BA 9000 certification. Several years ago, the National Institute of Justice (揘IJ? assembled a collaborative team to address the issue of body armor safety and the needs of criminal justice agencies. NIJ decided to increase the amount of testing needed for body armor to meet their standards, including 1) more extensive and frequent testing; 2) environmental testing; and 3) implementation of BA 9000, a body armor quality management standard. BA 9000, released in January 2012, is an extension of ISO 9001. BA 9000 extends to manufacturers of body armor vests for federal, state, local, and tribal law enforcement and corrections bodies. Manufacturers who wish to become BA 9000 certified must comply with additional requirements beyond ISO 9001 that are specific to ballistics-resistant body armor manufacturing and testing, such as:

•	Provide procedures for communicating with the Compliance Testing Program (CTP).

•	Provide unique identification for each piece of the body armor to ensure accountability.

•	Work areas must be managed in order to reduce negative effects on body armor.

•	Product testing must be done at CTP approved labs, which need to be ISO 17025 compliant.

Given the equipment and ballistic protection solutions provided by HighCom, compliance with the U.S. Department of Commerce, U.S. Department of State, U.S. Department of the Treasury and all other governmental agencies' regulations is a high priority. In addition to this, the Company is also registered through the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security ("BSI"). The purpose of these registrations is to allow the Company control over the export management and compliance program moving forward.

With the acquisition of HighCom by BlastGard, we feel this is a unique opportunity to combine the armor technology of HighCom with the blast mitigating technology of BlastGard and provide a combination of advancements in product technologies while focusing on USA made products for the United States Military and other governments and agencies worldwide. We have initiated numerous Research and Development projects according to National Institute of Justice’s (“NIJ”) body armor standards and testing. HighCom currently has 14 plates and vest solutions that qualify under the NIJ 0101.04 (Interim 2005) standard. We are currently marketing all of our NIJ 0101.04 and 0101.06 products to open market customers in law enforcement and military channels.  We currently have 2 plates, 3SPS-5 and 4SAS-15 that qualify for NIJ 0101.06 with certifications in hand.  We also have 3 vest solutions for a concealable, tactical, and light tactical that are NIJ 0101.06 certified, which are manufactured by one of our partners. We currently have 5 additional products we have developed in late 2013 for NIJ 0101.06. We are now waiting on NIJ to issue compliance letters. These include a light weight and low cost Level III plate along with a ceramic plate core Level III stand alone and a light weight, high-end Level IV plate. We have also verified and validated a steel plate core Level III that we are currently selling built according to NIJ 0101.04. We also have completed testing on a new lighter weight, less expensive ballistic shield design as well as new civilian panels that can be used in backpacks, suitcases and briefcases.

Another investment in 2013 included the expansion of our manufacturing facility and several pieces of manufacturing equipment to increase our production capabilities and efficiencies. We also completed the construction of our in-house ballistics and material science laboratory.  The lab is a critical element for testing and evaluation as well as a major marketing point for many customers who in visiting the plant will also be invited to witness live ballistic testing of our products. The lab will also enable us to address another critical area of our quality controls - validating and verifying our raw materials for hardness tests, density, performance and yields. This way we can make sure the materials we purchase from our vendors conform to specifications and that we can improve the weight and cost of our finished product while maintaining complete control over the intellectual property of new products.

Also in late 2013, we created our new web site which provides valuable information for our agents, distributors and customers. We have also engaged current social media marketing tools to further promote the company. We are seeing more growth every day to our social media pages and product reviews on our website.

In addition to the new NIJ certifications in process, the National Tactical Officers Association (NTOA) is testing several of our products. The mission of the NTOA is to enhance the performance and professional status of law enforcement personnel by providing a credible and proven training resource as well as a forum for the development of tactics and information exchange. Upon completion of testing, HighCom can use the NTOA logo to attest that our products were tested and approved by NTOA. This further validates and highlights HighCom as the leader in quality, customer service and pricing.

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

We have recently entered into a number of agency agreements to market our product line in Mexico and the Middle East and North Africa (“MENA”) region. We have also attended numerous tradeshows in an effort to re-establish HighCom’s presence in the personal protection equipment market and we are currently participating in numerous bids exceeding 5 million dollars. Management believes that we experience significant increase in our overall sales on a quarter by quarter basis as we develop these relationships.

U.S. Department/U.S. Defense Department.

In March 2011, the Company had HighCom’s export privileges reinstated by the U.S. State Department. HighCom also successfully applied to the US Defense Dept to be removed from the Excluded Party List (“EPLS”). The successful reinstatement of HighCom’s export authority and its removal from the EPLS has dramatically improved HighCom’s ability to sell and market its products.  BlastGard has also been reinstated as a vendor for potential bids under the United Nations and has already completed several small orders since its reinstatement. However, on February 6, 2012, the United Nations notified the Company that the UN Secretariat Review Committee met on January 27, 2012 to review the vendor registration status of HighCom Security, Inc. The Committee noted the indictment of HighCom’s former CEO on four counts. Based on those charges, and in accordance with the UN’s policy with regards to ethics and compliance issues, placed an immediate hold on the registration status of HighCom, pending the UN’s internal review. The Company requested that the UN reconsider their decision as HighCom is under new ownership and management and that since their decision the United States District Court of Columbia dismissed all charges against the former CEO, which changes are described in more detail in our Form 10-K for the fiscal year ended December 31, 2012.

A final decision is still pending the UN’s internal review as they consider HighCom’s reinstatement.
In March 2011, BlastGard’s management team officially assumed operational control of HighCom.  Since this time we have accomplished a number of key compliance tasks and are currently in the process of finalizing manufacturing agreements with several key partners.  As stated in the paragraph above, BlastGard has received official communication from the U.S. State Department that HighCom’s export authority has been reinstated. In addition to this, BlastGard has completed registration through both the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security ("BSI"). The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits.  BlastGard management has been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review and in March 2012 HighCom secured ISO certification. Communication with the United Nations is ongoing. On February 6, 2012, the Company was notified by letter that the United Nation’s Vendor Review Committee (揤RC? had recommended to immediately place on hold the registration status of HighCom Security. This VRC decision to place on hold our registration status was based on integrity/ethical issues surrounding the former CEO’s actions. Soon after this decision was made, we were notified that on February 21, 2012 the government dismissed all the charges against the former CEO. The Company has been in communication with the United Nations Procurement Division regarding this matter and on March 15, 2012, the Company was informed that the VRC had met regarding our request for re-instatement and that its recommendation is currently under consideration. To date we have not been re-instated but we are in communication with the United Nations Procurement Division in an effort of securing re-instatement. BlastGard has also made significant personnel changes within HighCom and restructuring of operating locations and costs. Since the completion of our acquisition of HighCom, the Company has focused its employee time and capital resources primarily on the development of the business of HighCom.

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

•	Type III and IV body armor – provides protection against rifle rounds and are generally only used in tactical situations.

Our Security Products include the following:

▪	Ballistic helmets
▪	Body armor and hard armor plates
▪	Ballistic soft armor vests
▪	Riot helmets and shields
▪	Mounted patrol, vehicular crew, and general duty helmets
▪	Metal detectors: walk-through and handheld

Manufactured products versus products supplied by third party vendors.

HighCom manufactures ballistic plates, ballistic shields and blankets. Hard armor plates are HighCom manufactured products which either carry our brand name or a private label. Our ballistic vests and ballistic helmets are currently manufactured and private labeled by third party vendors for us. Our soft armor vests are manufactured by one of two major suppliers and they either carry the supplier brand name or the HighCom brand name. We distribute the following product made by other manufacturers: metal detectors.

PLATES

Level IV – NIJ 05
HighCom currently maintains some of the largest capability for manufacturing Level IV ceramic plates.  An important, strategic move we have employed is to partner with numerous companies to further leverage available equipment to increase production capacity.  An example of this is utilizing press consolidation capacity to produce high pressure backings for plates.

The Level IV NIJ 05 plate has a very high margin of safety. Approximately 400 plates have been shot internally at HighCom's ballistic lab and shooting range as well as at independent and other commercial labs.  During these tests, no penetration has occurred when tested in accordance with the NIJ standard.  Another important performance feature of this plate is that when used in conjunction with a Level IIIA Vest, this plate has established the ability to defeat six rounds, in accordance with Level III NIJ 05.

HighCom has fourteen different certifications of its Level IV plate utilizing different suppliers of ceramics and backing materials.  We have deferred risk of material supply by securing qualified vendors to provide the necessary materials.

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

NIJ 06 Specification &Compliant Products
HighCom currently has two certified Level IV, three Level III plates and one Level IIIA vest.  One vest is approved and one has passed the Level II test criteria.  There are different manufacturers producing these two different vests. Our current situation with vests is that we have several vest models in the development stage:  3 Level IIIA and 3 Level II.  There are additional tests in the pipeline along with a considerable number of options, solutions and directions for continued development of hard armor plates for certification under NIJ 0101.06 standards. As of late March 2014, HighCom’s Guardian Series Hard Armor? product line now includes two new NIJ 0101.06 certified models, the Guardian 4S17? and the Guardian 3S9?. Built to exceed industry standards at affordable prices, these inserts are designed according to the NIJ ratings for Level IV (4S17) and Level III (3S9), offering  law enforcement and military personnel different options for up armor requirements whether concerned about armor piercing threats or high powered rifle threats. NIJ introduced the Ballistic Resistance of Body Armor NIJ Standard-0101.06 to more effectively defend against increased velocities of ammunition calibers and provide improved performance against the threats law enforcement faces in today’s world.

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

CIVILIAN ARMOR SYSTEMS
Newly launched in December 2013 after 18 months in development; HighCom is now offering a full line of Civilian Armor System (C.A.S.) products.  Our civilian armor insert panels provides personal and professional defense against ballistic threats. HighCom’ inserts are designed, developed, and manufactured using state of the art processes and equipment to ensure high quality and high performance when deployed by operators throughout numerous tactical and urban situations. Our inserts are both internally and independently tested in accordance with the strictest criteria in adherence to the NIJ 0108.01 standard.  We also perform additional testing against V50 and special threats.

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

Research and Development

During fiscal 2013 and 2012, HighCom spent $27,551 and $23,579, respectively on research and development efforts. Future research and development expenses will depend upon our liquidity and capital resources.

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

Employees

As of December 31, 2013, the Company has four full-time employees. The Company also relies on temporary workers for its manufacturing facility. Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

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

Government Awards

BlastWrap®, and its BlastGard® Mitigating Trash Receptacles were designated as Qualified Anti-Terrorism Technologies and placed on the “Approved Products List for Homeland Security.” We were issued the “Designation” and “Certification” for our technology by the Department of Homeland Security under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (the SAFETY ACT) in July of 2006. In the 4th quarter of 2011, the designation and certification was extended for another five years to our BlastWrap product but excluded our BlastGard MTR receptacles until we provide new test data that conforms to new ASTM standards. No further testing has been planned at this time. The revisions allow the use of liners and lids which the original standards did not address. The lid and liner materials must be tested to certain ASTM plastic standards.

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

On October 25, 2004, the Company had entered into an Alliance Agreement with Centerpoint Manufacturing whereas Centerpoint would provide the Company with proprietary reinforced trash receptacles and the Company would provide proprietary composite blast mitigation material technologies to offer an enhanced reinforced trash receptacle product. All of the costs related to the testing and development of the BlastGard MTR® and BlastGard MBR® series, totaling $262,404.60 and $62,808.63 respectively, were paid by the Company. The Alliance Agreement commenced on October 25, 2004 and was in full force and effect for five years. The Alliance Agreement automatically terminated on October 25, 2009 since neither party renewed the Agreement. Nevertheless, the Company continued to rely on Centerpoint as their vendor for blast resistant receptacles for the Company’s MTR and MBR line of products and Centerpoint continued to supply their receptacles to the Company. During the 5-year Alliance Agreement, the Company’s line of blast-mitigated products were marketed to third parties while Centerpoint continued to market the same blast resistant receptacle under their own name but without the blast-mitigating properties of BlastWrap. In May 2010, BlastGard notified Centerpoint that it intended to create a new blast resistant receptacle component for the Company to use in its BlastGard MTR® and BlastGard MBR® product line unless Centerpoint could reach agreement with BlastGard on continuing to use its existing receptacle. On May 18, 2010, BlastGard concluded that Centerpoint would not continue its relationship with BlastGard. In late 2011, BlastGard and Centerpoint reestablished its previous relationship and Centerpoint one again supplied BlastGard with the receptacles for its MTR sales. However, on December 31, 2012, Centerpoint closed its business and is in the process of selling its business to another manufacturer. In the meantime, BlastGard does not have an established manufacturer to provide our receptacles. However, BlastGard has engaged a local fabricator to Centerpoint so that we can continue to make trash receptacles for our MTR and MBR line, as we had limited sales in 2013.

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

Current manufacturing arrangements for finished products

Currently, we have several products that we consider to be completed and finished products. Manufacturing arrangements for those products follow:

•
Pro-Form Packaging, Inc., located in Dunellen, New Jersey manufactures BlastWrap® and the MTR and MBR lids. We are not contractually bound to use Pro-Form Packaging to manufacture the receptacle lids, and we believe that there are alternative manufacturers in the United States.

Purchasing

We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. Management believes that there are numerous alternative suppliers for all of the key raw material and virtually all component needs.

Marketing Analysis

Overall Market

The market for blast solutions includes commercial industries (accidental explosions of chemicals, terrorist threats, demilitarization), militaries (weapons storage and transport, barriers, revetments and bunkers and vehicle protection), and governments and municipalities (bomb explosions and threats). We have examined each of these markets to identify areas and industries within each that will benefit most from BlastGard® Technology.  For a detailed discussion of our market analysis, reference is made to Item 1 of our Form 10-K for the fiscal year ended December 31, 2012, which is incorporated herein by reference.

Governmental Regulation

We are not aware of any existing or probable governmental regulations that would affect our business, except to the extent that we voluntarily design products to meet various governmental guidelines. For example, our products can be designed to conform to the United States Bureau of Alcohol, Tobacco and Firearm’s requirements for the containment of explosive materials.

Research and Development

In 2013 and 2012, we spent approximately $0 and $26,012, respectively, on research and development related activities of BlastGard. To date our products or prototypes of our products have been provided by us at no charge to potential customers for their own evaluation and testing done at their expense.

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

We can provide no assurances we will be able to continue as a going concern or raise additional financing in the future. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at December 31, 2013. These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company will require from time-to-time additional financing to finance its operations through the sale of equity and/or debt borrowing.  We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern.  See “Notes to our Financial Statements.”

We had total liabilities at December 31, 2013 of approximately $5,272,000 and may not be able to meet our obligations as they become due. At December 31, 2013, we had total liabilities of $5,271,998. Of the $5,271,998, $791,008 represents accounts payable and accrued expenses, $1,241,972 represents the current portion of notes payable, $1,170,081 represents contingent liabilities and $2,065,134 represents derivative liabilities. We can provide no assurances that we will be able to meet our obligations to our debt holders as they become due and payable.

We are controlled by a Canadian corporation.  As described under “Item 7” herein, a Canadian corporation recently purchased the outstanding Secured Debt of the Company as of March 21, 2013 in the principal amount of $1,267,707.07 (including accrued interest thereon) held by Alpha Capital Anstalt (which excludes $182,000 of Secured Debt which continues to be owned by Alpha).  The Canadian corporation also purchased from Alpha Capital Anstalt, warrants to purchase 104,333,335 shares of Common Stock exercisable at $.01 per share. See “Items 7 and 12” for additional information on the change of control. We cannot predict what changes will be instituted by the new controlling stockholder in the Company’s management and/or directors, although it is anticipated that Michael J. Gordon will continue to serve as Chief Executive Officer and a director of the Company.

We have incurred substantial losses from inception and failure to achieve significant revenues and profitability in the future would cause the market price for our common stock to decline.  We have a history of operating losses since inception and have an accumulated deficit at December 31, 2013 of $18,530,706 and a total shareholder deficit of $1,807,935. For 2013, the Company incurred a net loss of $2,035,156, largely from a loss on derivative liability totaling $761,221 and $1,103,000 representing interest and amortization of debt discount.  During 2013, net cash used by operating activities of approximately $567,000 was primarily a result of the Company’s decrease in sales in 2013 versus the comparable period of the prior year.  We can provide no assurances that our operations will be profitable in 2014 and in future operating periods. If our operations do not continue to be profitable, we may have difficulty remaining a going concern, meeting obligations as they come due and as a result of the foregoing, investors in our common stock could lose their entire investment.

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

Dependence on outside manufacturers and suppliers could disrupt our business if they fail to meet our expectations.  Currently, we rely on outside manufacturers and suppliers for some of our products. In the event that any of our suppliers or manufacturers should become too expensive or suffer from quality control problems or financial difficulties, we would have to find alternative sources.

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

We have a limited market for our common stock which causes the market price to be volatile and to usually decline when there is more selling than buying on any given day.  Our common stock currently trades on the OTCQB under the symbol “BLGA.”  However, at most times in the past, our common stock has been thinly traded and as a result the market price usually declines when there is more selling than buying on any given day. As a result, the market price has been volatile, and the market price may decline immediately if you decide to place an order to sell your shares.

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

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price.  As of March 1, 2014, we have outstanding 294,797,657 shares of common stock, including an estimated 53,000,000 outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

Item 1.B.  Unresolved Staff Comments

Not applicable.

Item 2.                      Description of Property

We do not own any real estate properties. BlastGard entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida, which was expanded to two offices in 2011 to accommodate HighCom Security. In 2012, BlastGard moved into a larger office space. Rental payment under the new lease is $373 per month on a month to month basis.

HighCom leases office and manufacturing space in Columbus, Ohio. In February 2011, the Company entered into a six month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH. In June 2012, the Company entered into a one year lease agreement for approximately 16,200 square feet of office and warehouse space in Columbus, OH.  In June 2013, the Company entered into a three year lease agreement for approximately 24,160 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease is $6,967 per month on a month to month basis.  We believe that our HighCom facility is adequate for present requirements and suitable for the operations involved.

HighCom rents approximately 900 square feet of office space in Aurora, CO on a short-term lease expiring on May 31, 2014 at a rental of $518 per month.

Rent expense for 2013 and 2012 was approximately $96,153 and $66,041, respectively.

Item 3.                      Legal Proceedings

We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At December 31, 2013, the Company was in arrears on the final twelve monthly payments on the settlement.

Item 4.                      Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Common Stock and Related Shareholder Matters

There is a limited public market for our Common Stock. Our common stock has been quoted on the OTCQB under the symbol “BLGA.” The following table sets forth the range of high and low sales prices for our Common Stock (rounded to the nearest penny) for each quarterly period indicated, in the last two fiscal years.

Quarter Ended	High Sales	Low Sales
March 31, 2012	$0.03	$0.01
June 30, 2012	$0.02	$0.01
September 30, 2012	$0.02	$0.01
December 31, 2012	$0.03	$0.01

March 31, 2013	$0.03	$0.01
June 30, 2013	$0.04	$0.02
September 30, 2013	$0.02	$0.01
December 31, 2013	$0.03	$0.01

The quotations reflect inter-dealer prices, without retail markup, markdown or commission.

Holders

As of March 31, 2014, there were 289 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

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

Sales of Unregistered Securities

From January 1, 2011 to December 31, 2013, we had no sales or issuances of unregistered common stock, except as follows:

In April 2013, Blastgard issued 173,488,279 shares of common stock as a conversion of debt in the amount of $1,561,394. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid. In April 2013, Blastgard issued 28,923,342 shares of common stock for exercise of warrants valued at $260,310. Exemption from registration is claimed under Section 4(2) of the Securities Act.

In November 2013, Blastgard issued 2,000,000 shares of common stock for services valued at $40,000. Exemption from registration is claimed under Section 4(2) of the Securities Act.

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

In March 2011, BlastGard’s management team officially assumed operational control of HighCom.  Since this time we have accomplished a number of key compliance tasks. BlastGard received official communication from the U.S. State Department that HighCom’s export authority has been reinstated. In addition to this, BlastGard has completed registration through both the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security ("BSI"). The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits.  BlastGard management has been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review and in March 2012 HighCom secured ISO certification.  On February 6, 2012, the Company was notified by letter that the United Nation’s Vendor Review Committee (揤RC? had recommended to immediately place on hold the registration status of HighCom Security. This VRC decision to place on hold our registration status was based on integrity/ethical issues surrounding the former HighCom CEO’s actions. Soon after this decision was made, we were notified that on February 21, 2012 the government dismissed all the charges against the former HighCom CEO. The Company has been in communication with the United Nations Procurement Division regarding this matter and on March 15, 2012, the Company was informed that the VRC had met regarding our request for re-instatement and that its recommendation is still currently under consideration. The United Nations is in the process of reviewing our professional services firm expert who specializes in the development and/or review of corporate codes of ethics, anti-bribery and compliance programs. BlastGard has also made significant personnel changes within HighCom and restructuring of operating locations and costs. Since the completion of our acquisition of HighCom, the Company has focused its employee time and capital resources primarily on the development of the business of HighCom. Our results of operations for 2013 show the benefits of these changes.  The results of operations for HighCom Security have been included in our statements since January 25, 2011. For the years ended December 31, 2013 and 2012, our results of operations will include revenues and expenses of HighCom Securities for the entire year.

Results of Operations

Year Ended December 31, 2013 vs. 2012

Since the acquisition of HighCom, we have worked to rebuild the historical sales of HighCom. Our first sales in HighCom started in July 2011. Occasional sales of BlastWrap and receptacles have continued in BlastGard. For 2013, we had revenues of $2,068,212 as compared to revenues of $3,496,433 for the comparable period of the prior year. Our gross profit for 2013 was $1,031,606 as compared to $1,133,208 for the comparable period of the prior year. For fiscal 2013, all of our revenues, except for $53,039 of BlastWrap sales, in which the Company had a gross profit of approximately $17,773, were achieved through sales of HighCom products.

The decrease in revenues and gross profit for 2013 were primarily the result of a decrease in sales of our HighCom Security product line due to a lighter demand from our third party customers for certain personal protective equipment products. The sales achieved in 2013 were primarily due to sales in two of our major product categories, namely, ballistic plates and ballistic helmets. Management instituted a number of action steps over the past year to realize these sales, namely: a visible presence at industry tradeshows, cultivation of former customers, aggressive pricing, new in-house production facility, web site visibility, greater cost control over raw materials which helped increase our gross margins as well as a new marketing and sales program. We also secured our ISO 2012 certification. The International Organization for Standardization (揑SO? is the world’s largest developer of voluntary International Standards. International Standards give state of the art specifications for products, services and good practice, helping to make industry more efficient and effective. Developed through global consensus, our ISO certification breaks down the barriers to international trade which is a major focus of our new sales strategy.

For 2013, our operating expenses were $1,502,925 as compared to $1,113,641 for the comparable period of the prior year.

For 2013, we incurred an operating loss of ($471,319) as compared to an operating income of $19,567 for the comparable period of the prior year.

For 2013, we incurred a net loss of ($2,035,156) as compared to a net income of $1,044,967 for the comparable period of the prior year. In 2013, our net loss included a loss on derivative liability of $761,221 and $1,103,000 of interest and amortization of debt discount offset by a gain on the settlement of debt of $306,318. This resulted in a 2013 total other expense of $1,557,903 charged against our 2013 net income. In 2012, our net income benefited from a gain on derivative liability of $1,774,584 and other income of $142,658, less interest expenses of $882,685. This resulted in 2012 total other income of $1,034,557 which benefited our 2012 net income.

Sales Backlog

As of December 31, 2013, the Company had approximately $183,260 in backlog of sales orders believed to be firm and all of which were shipped in the first quarter of 2014. The Company had $180,000 in backlog sales orders as of December 31, 2012.

Liquidity and Capital Resources.

At December 31, 2013, we had current assets of $971,882 as compared to current liabilities of $2,036,783, resulting in a working capital deficit of $1,064,901. During fiscal 2013, net cash used by operating activities was $567,425. This was a direct result of decreased sales and profitability. Our 2013 net loss of $2,035,156 included a derivative loss of $761,221 and an amortization of debt discount of $986,419 as well as depreciation amortization of $266,138. During 2013, net cash provided by financing activities was $290,434 which included $260,310 derived from the exercise of warrants. During 2013, net cash used in investing activities was $36,182 primarily associated with the build out of our test range.

At December 31, 2012, we had current assets of $899,480 as compared to current liabilities of $3,850,337, resulting in a working capital deficit of $2,950,857. At December 31, 2012, we owed $2,492,565 in principle and interest on notes payable and $1,278,590 in payables and accruals.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have a history of recurring losses, and as of December 31, 2013, we have a working capital deficit and a net capital deficiency. These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company has a plan of financing to obtain cash to finance its operations through the sale of equity and debt borrowing.  We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern.  In this respect, see “Note 1 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

In 2012, we managed our operations entirely through new sales, cash flow from operations and effective utilizing the cash proceeds from debt financing received in November 2011. In the past, we also relied on borrowings from our Chief Executive Officer/Chief Financial Officer who loaned the Company approximately $328,000 as of December 31, 2013, and from our financial institution with a personal guaranty of our Chief Executive Officer/Chief Financial Officer. We anticipate that our current and future liquidity requirements will arise from the need to finance our operations, accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital from the anticipated exercise of outstanding warrants, the success of which cannot be assured. We estimate that we will require between $1.0 million and $1.5 million in additional financing from the exercise of outstanding warrants or from additional financing and cash flow from operations to support our operating needs and to meet our debt obligations as they become due and payable over the next 15 months of operations. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2013 and 2012.

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

On March 4, 2011, among other changes the LOI was amended as follows: 1) the LOI constitutes the definitive stock purchase agreement; 2) BlastGard issued 9,820,666 shares of its Common Stock and promissory notes totaling $196,400 to Robert Rimberg as trustee for an Irrevocable Trust FBO and Yochi Cohen and his wife, Yocheved Cohen–Charash (the "Trust") in exchange for 1,150 shares of the outstanding 1,171 shares of HighCom Common Stock, equivalent to 98.2% of the outstanding shares; 3) the parties agree to waive all closing conditions, escrow provisions and right of rescission; and 4) BGI agreed for a period of 30 days to offer to purchase from a non-affiliated person 21 shares of HighCom from him or his transferee at a cost of 179,934 shares of BGI Common Stock and in exchange for promissory notes totaling $3,600, with terms identical to those received by the Trust plus 1.8% of the Earnout provisions contained in the LOI.  As of the filing date of this Form 10-K, these 21 shares of HighCom have not been purchased by us. BlastGard also agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue reaches certain goals. As of December 31, 2013, 11,076,953 earn-out shares of common stock have accrued based on revenue goals reached.

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

As of March 21, 2013, the Company had outstanding $1,267,707.07 in principal debt, including accrued interest thereon owed to Alpha Capital Anstalt, pursuant to secured promissory notes (collectively the 揅ompany Debt?. Pursuant to an amendment and consent, all of the debt owed to Alpha Capital, which was previously past due and were the subject of security agreements, guarantee and other transaction documents, to the extent outstanding, have had their maturity date extended through June 14, 2013 and their conversion price lowered from $0.010 per share to $0.009 per share.

On April 4, 2013, Alpha Capital Anstalt, closed on an agreement dated March 21, 2013  (the 揚urchase and Exchange Agreement? with 8464081 Canada Inc. (the 揚urchaser? to sell to the Purchaser and its assignees the Company’s Debt in the principal amount, including accrued interest thereon, of $1,267,770.07 (which excludes $182,000 of the principal due on this note that was maintained by Alpha Capital) owned by it plus warrants to purchase 104,333,335 shares (exercisable at $0.01 per share). The agreements required that within three (3) months of March 21, 2013, that the Purchaser shall convert all the notes acquired by it at the current conversion price of $0.009 per share. Alpha Capital Anstalt (the 揝eller? has also committed to convert the $182,000 of principal retained by it into shares of the Company’s Common Stock at the same conversion price. Also, the agreement required the Purchaser to offer to purchase the other December 2004 Debt for a purchase price equal to the total amount of principal and interest due on each note with a 10% premium.

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

Our outstanding secured debt has mandatory redemption provisions. A large portion of the secured debt provides that in the event (i) the Company is prohibited from issuing Conversion Shares, (ii) upon the occurrence of any other Event of Default (as defined in the Transaction Documents), that continues beyond any applicable cure period, (iii) a Change in Control (as defined below) occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any Subsidiary, then at the Secured Debt Holder’s  election, the Company must pay to the Secured Debt Holder not later than ten (10) days after request by such Secured Debt Holder, a sum of money determined by multiplying up to the outstanding principal amount of the Note designated by the Secured Debt Holder, at the Secured Debt Holder’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the thirty days preceding the date demand is made by Secured Debt Holder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due under the Transaction Documents ("Mandatory Redemption Payment"). The Mandatory Redemption Payment must be received by the Secured Debt Holder on the same date as the Conversion Shares otherwise deliverable or within ten (10) days after request, whichever is sooner ("Mandatory Redemption Payment Date"). Upon receipt of the Mandatory Redemption Payment, the corresponding Note principal, interest and other amounts will be deemed paid and no longer outstanding.  The Secured Debt Holder may rescind the election to receive a Mandatory Redemption Payment at any time until such payment is actually received.  Liquidated damages calculated that have been paid or accrued for the ten day period prior to the actual receipt of the Mandatory Redemption Payment by such Secured Debt Holder shall be credited against the Mandatory Redemption Payment provided the balance of the Mandatory Redemption Payment is timely paid.  ?Change in Control?is defined as  (i) the Company  becoming a Subsidiary of another entity (other than a corporation formed by the Company for purposes of reincorporation in another U.S. jurisdiction), (ii) the sale, lease or transfer of substantially all the assets of the Company or any Subsidiary, (iii) a majority of the members of the Company’s board of directors as of the Closing Date no longer serving as directors of the Company, except as a result of natural causes or as a result of hiring additional outside directors in order to meet appropriate stock exchange requirements, or (iv) Michael Gordon, the Chief Executive Officer of the Company is no longer serving as Chief Executive Officer unless prior written consent of the Secured Debt Holder had been obtained by the Company.  The foregoing notwithstanding, the Secured Debt Holder may demand and receive from the Company the amount stated above or any other greater amount which the Secured Debt Holder is entitled to receive or demand pursuant to the Transaction Documents.

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

Also, pursuant to the Purchase and Exchange Agreement by and among Alpha Capital Amstalt (the 揝eller?, 8464081 Canada (the 揚urchaser? and the Company, the parties agreed to the following:

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

Item 8.                      Financial Statements

The information required by Item 8 and an index thereto commences on page F-1, which pages follow this page.

[Missing Graphic Reference]	2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
BlastGard International, Inc.
Clearwater, Florida 33759

We have audited the accompanying consolidated balance sheet of BlastGard International, Inc. (the "Company") for the years ended December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BlastGard International, Inc. as of December 31, 2013 and 2012 and the results of its consolidated operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

\s\ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
March 31, 2014

BlastGard International Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Current assets
Cash	$43,253	$356,426
Accounts receivable	83,117	19,600
Inventory	715,430	392,819
Prepaid and other current assets	7,766	8,319
Net related party loans receivable	122,316	122,316
Total current assets	971,882	899,480

Property & equipment, net of accumulated depreciation of $361,378 and $304,824, respectively	113,297	133,669
Intangible property, net of accumulated amortization of $599,284 and $389,698 respectively	196,996	406,580
Investments	112,832	112,832
Goodwill	2,061,649	2,061,649
Deposits	7,407	5,667
Total Assets	$3,464,063	$3,619,877

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$738.538	$1,026,095
Accrued expenses	52.470	252,495
Customer deposits and deferred revenue	3.803	79,182
Current portion notes payable	1.241.972	2,492,565
Total current liabilities	2,036,783	3,850,337

Contingent liability	1,170,081	1,170,081
Derivative liability, net	2,065,134	339,874
Notes payable, net of current portion	—	—
Total liabilities	5,271,998	5,360,292

Stockholders' Equity
Preferred Stock:
Preferred Stock, 1,000 shares authorized;
$100 par value; 0 and 0 issued and outstanding	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized; 294,797,657 and 90,386,036 shares issued and outstanding, respectively	294,797	90,386
Additional paid-in capital	16,452,001	14,694,710

Minority interest	(24,027)	(29,961)
Accumulated deficit	(18,530,706)	(16,495,550)
Total stockholders' deficit	(1,807,935)	(1,740,415)
Total Liabilities and Stockholders' Equity	$3,464,063	$3,619,877

The accompanying notes are an integral part of these consolidated financial statements.

BlastGard International Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2013	2012

Revenues	$2,068,212	$3,496,433
Direct costs	1,036,606	2,363,225
Gross Profit	1,031,606	1,133,208

Operating expenses:
General and administrative	1,069,238	816,259
Research and Development	27,551	49,590
Stock based compensation	139,998
Amortization and depreciation	266,138	247,792
Total operating expenses	1,502,925	1,113,641

Operating income (loss)	(471,319)	19,567

Non-operating activity
Other income (expense)	306,318	142,658
Gains on settlement of debt	-	-
Gain (loss) on derivative liability	(761,221)	1,774,584
(Loss) on settlement of assets	-	-
Interest expense	(1,103,000)	(882,685)
Total other income (expense)	1,557,903	1,034,557

Income (loss) before income taxes	(2,029,222)	1,054,124

Minority interest loss	(5,934)	(9,157)
Provision for income taxes	-	-
Net income (loss)	$(2,035,156)	$1,044,967

Earnings (loss) per share:
Basic	$(0.01)	$0.012
Dilutive	$(0.01)	$0.0042

Weighted average shares outstanding
Basic	222,270,528	90,386,036
Dilutive	222,270,528	280,941,593

The accompanying notes are an integral part of these consolidated financial statements.

BlastGard International Inc.
Consolidated Statements of Stockholders' Deficit

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	Shares	Par	Capital	Interest	Deficit	Deficit

Balance at December 31, 2011	90,386,036	90,386	14 694 710	(39,118)	(17,540,517)	(2,794,539)
Minority Interest				9,157
Net income					1,044,967	1,054,124
Balance at December 31, 2012	90,386,036	$90,386	$14, 694, 710	$(29,961)	$(16,495,550)	$(1,740,415)

Stock issued for conversion of debt	173,488,279	173,488	1,387,906			1,561,394

Stock issued for exercise of Warrants	28,923,342	28,923	231,387			260,310

Stock issued for services	2,000,000	2,000	38,000			40,000

Options issued for services			99,998			99,998

Net Income (Loss)				5,934	(2,035,156)	(2,029,222)

Balance at December 31, 2013	294,797,657	$294,797	$16,452,001	$(24,027)	$(18,530,706)	$(1,807,935)

The accompanying notes are an integral part of these consolidated financial statements.

BlastGard International Inc.
Consolidated Statement of Cash Flows

	For the Year Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities:
Net income (loss)	$(2,035,156)	$1,044,967
Adjustment to reconcile Net Income to net cash provided by operations:
Minority interest gain (loss)	5,934	9,157
Depreciation and amortization	266,138	247,792
Amortization of debt discount	986,419	644,228
Gain on contingent liability	-	(62,392)
Stock based compensation	139,998	-
Gain on settlement of debt	(306,318)	-
Derivative (gain) loss	761,221	(1,774,584)
Changes in assets and liabilities:
Accounts receivable	(63,517)	6,578
Inventory	(322,611)	130,738
Other assets	(1,187)	72,059
Accounts payable and accruals	77,033	(121,444)
Customer deposits	(75,379)	-
Other liabilities	-	52,514
Net Cash (Used) Provided by Operating Activities	(567,425)	249,613

Cash Flows from Investing Activities:
Purchase of property and equipment	(36,182)	(78,763)
Net Cash Used by Investing Activities	(36,182)	(78,763)

Cash Flows from Financing Activities:
Proceeds from warrant exercise	260,310	-
Proceeds from issuance of note payable	489,913	-
Repayments of notes payable	(459,789)	(67,645)
Net Cash (Used) Provided by Financing Activities	290,434	(67,645)

Net increase (decrease) in Cash	(313,173)	103,205

Cash at beginning of period	356,426	253,221
Cash at end of period	$43,253	$356,426

Supplemental cash flow information:
Interest paid	$75,248	$94,547
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Debt converted to stock	1,561,394

The accompanying notes are an integral part of these consolidated financial statements.

Blastgard International, Inc.
Notes to Consolidated Financial Statements

(1)Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Basis of Presentation

BlastGard International, Inc. (the 揅ompany? was incorporated on September 26, 2003 as BlastGard Technologies, Inc. (揃TI? in the State of Florida, to design and market proprietary blast mitigation materials. The Company created, designs, develops and markets proprietary blast mitigation materials.  The Company’s patented BlastWrap? technology effectively mitigates blast effects and suppresses post-blast fires.  The Company sub-contracts the manufacturing of products to licensed and qualified production facilities.

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

BlastGard International, Inc. BlastGard? International, Inc. is a Colorado corporation that has developed and designed proprietary blast mitigation materials.  The Company operates from offices in Clearwater, Florida and uses contract manufacturers in various locations for production.

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

Principles of Consolidation

These consolidated financial statements include the assets and liabilities of BlastGard International, Inc. and its subsidiaries as of December 31, 2013 and 2012.

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

Cash and Cash Equivalents

The Company considered all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had $43,253 and $356,426 cash and equivalents at December 31, 2013 and December 31, 2012, respectively.

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

Investments are considered Level 3. There has been no significant deterioration from year to year and therefore no adjustment is proposed to the valuation of investments as of December 31, 2013.

Accounts Receivable

Accounts receivable consisted of amounts due from customers (mostly government agencies) based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Interest at 1 – ? is added to balance outstanding at the end of each 30 days.

As of December 31, 2013 and December 31, 2012, management believes an allowance for uncollectible accounts in the amount $0 and $27,662 respectively, was adequate.

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

Property and Equipment and Intangible Assets

Property and equipment were stated at cost. Depreciation was calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years.  Expenditures for additions and improvements were capitalized, while repairs and maintenance costs were expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of were removed from the accounts and any gain or loss was recorded in the year of disposal.  Depreciation expense for the years ended December 31, 2013 and 2012 was $56,554 and $45,556, respectively.

Intangible property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  Amortization expense for the years ended December 31, 2013 and 2012 was $209,584 and $202,236, respectively.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets at least annually.  Impairment losses were recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted future cash flows estimated to be generated by those assets were less than the assets’ carrying amount.  If such assets were impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of were reported at the lower of the carrying value or fair value, less costs to sell.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2013 and 2012.

Debt Issue Costs

The costs related to the issuance of debt were capitalized and amortized to interest expense using the straight-line method over the lives of the related debt. The straight-line method results in amortization that was not materially different from that calculated under the effective interest method.  Debt issuance costs totaled $986,419 and $644,228 at December 31, 2013 and 2012, respectively.

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

Research and Development

Research and development costs were expensed as incurred. Research and development costs totaled $27,551 and $49,590 as of December 31, 2013 and 2012.

Advertising

Advertising costs were expensed as incurred. Advertising costs of $105,907 and $425 were incurred during the years ended December 31, 2013 and 2012, respectively.

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

Stock-based Compensation

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using assumptions for volatility, expected term, risk-free interest rate and dividend yield. We have used one grouping for the assumptions as our option grants were primarily basic with similar characteristics. The expected term of options granted has been derived based upon our history of actual exercise behavior and represents the period of time that options granted were expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility was based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield was based on the historical dividend yield.  Compensation expense for stock based compensation is recognized over the vesting period. The Company accounts for non-employee share-based awards in accordance with ASC 505-50 揈quity-based Payments to Non-Employees?

Income (Loss) per Common Share

Basic net income (loss) per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of December 31, 2013 and December 31, 2012, there were 11,550,000 and 7,050,000 vested common stock options outstanding, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive. In addition, at December 31, 2013 and December 31, 2012 the Company had 75,409,993 and 104,333,335 warrants outstanding, respectively, in connection with convertible promissory notes and stock sales.  The warrants were considered anti-dilutive for the year ended December 31, 2013.

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

May 2011, the FASB issued ASU No. 2011-04, 揊air Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs?(ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on our financial position or results of operations.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification?(揂SC? is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

(2)	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has a history of operating losses since inception and has an accumulated deficit of $18,530,706. For 2013, the Company incurred a net loss of $2,035,156 largely from a loss on derivative liability totaling $761,221 and $1,103,000 of interest and amortization of debt discount.. During 2013, net cash was used by operating activities of approximately $567,000 primarily as a result of decreased sales in 2013 versus the comparable period of the prior year. The Company can provide no assurances that their operations will continue to be profitable. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

(3)	Property and Equipment

Property and equipment consisted of the following at December 31:

	2013	2012

Equipment	$226,707	$191,748
Furniture	92,106	91,334
Moulds	45,060	45,060
Test Range	110,802	110,351

Gross property	474,675	438,493
Less accumulated depreciation	(361,378)	(304,824)

	$113,297	$133,669

Depreciation expense totaled $56,554 and $45,556, respectively, for the years ended December 31, 2013 and 2012.

(4)Notes Payable

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants.

The Company’s convertible promissory notes payable consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Convertible promissory note, $93,097 (1/4 of previous outstanding notes) issued December 2, 2004, due November 30, 2009, 8% interest	$-	$93,097

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate	17,325	17,325

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate	15,241	15,241

	32,566	125,663
Less: current maturities	(32,566)	(125,663)
	$-	$-

At December 31, 2013, there were no warrants outstanding and exercisable associated with the 2004 debt. These warrants were valued at $0. All convertible promissory notes are presently considered to be in default.

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

As of March 21, 2013, the Company had outstanding $1,267,707.07 in principal debt, including accrued interest thereon owed to Alpha Capital Anstalt, pursuant to secured promissory notes (collectively the 揅ompany Debt?. Pursuant to an amendment and consent, all of the debt owed to Alpha Capital, which was previously past due and were the subject of security agreements, guarantee and other transaction documents, to the extent outstanding, have had their maturity date extended through June 14, 2013 and their conversion price lowered from $0.010 per share to $0.009 per share.

On April 4, 2013, Alpha Capital Anstalt, closed on an agreement dated March 21, 2013  (the 揚urchase and Exchange Agreement? with 8464081 Canada Inc. (the 揚urchaser? to sell to the Purchaser and its assignees the Company’s Debt in the principal amount, including accrued interest thereon, of $1,267,770.07 (which excludes $182,000 of the principal due on this note that was maintained by Alpha Capital) owned by it plus warrants to purchase 104,333,335 shares (exercisable at $0.01 per share). The agreements required that within three (3) months of March 21, 2013, that the Purchaser shall convert all the notes acquired by it at the current conversion price of $0.009 per share. Alpha Capital Anstalt (the 揝eller? has also committed to convert the $182,000 of principal retained by it into shares of the Company’s Common Stock at the same conversion price. Also, the agreement required the Purchaser to offer to purchase the other December 2004 Debt for a purchase price equal to the total amount of principal and interest due on each note with a 10% premium.

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

At December 31, 2012, the Company had outstanding other secured indebtedness borrowed in December 2004 in the amount of $125,663. At December 31, 2013, this other secured indebtedness was reduced to $32,566 as a result of the conversion of principal and accrued interest into 12,218,869 shares of Common Stock at a conversion price of $.009 per share. As part of Alpha Capital Anstalt’s agreement with 8464081 Canada, 8464081 Canada is reportedly in the process of purchasing this other secured indebtedness which approximates $45,000, including accrued interest thereon, and, upon the completion of said purchase, such indebtedness will be converted into Common Stock at $.009 per share.

Our outstanding secured debt has mandatory redemption provisions. A large portion of the secured debt provides that in the event (i) the Company is prohibited from issuing Conversion Shares, (ii) upon the occurrence of any other Event of Default (as defined in the Transaction Documents), that continues beyond any applicable cure period, (iii) a Change in Control (as defined below) occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any Subsidiary, then at the Secured Debt Holder’s  election, the Company must pay to the Secured Debt Holder not later than ten (10) days after request by such Secured Debt Holder, a sum of money determined by multiplying up to the outstanding principal amount of the Note designated by the Secured Debt Holder, at the Secured Debt Holder’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the thirty days preceding the date demand is made by Secured Debt Holder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due under the Transaction Documents ("Mandatory Redemption Payment"). The Mandatory Redemption Payment must be received by the Secured Debt Holder on the same date as the Conversion Shares otherwise deliverable or within ten (10) days after request, whichever is sooner ("Mandatory Redemption Payment Date"). Upon receipt of the Mandatory Redemption Payment, the corresponding Note principal, interest and other amounts will be deemed paid and no longer outstanding.  The Secured Debt Holder may rescind the election to receive a Mandatory Redemption Payment at any time until such payment is actually received.  Liquidated damages calculated that have been paid or accrued for the ten day period prior to the actual receipt of the Mandatory Redemption Payment by such Secured Debt Holder shall be credited against the Mandatory Redemption Payment provided the balance of the Mandatory Redemption Payment is timely paid.  ?Change in Control?is defined as  (i) the Company  becoming a Subsidiary of another entity (other than a corporation formed by the Company for purposes of reincorporation in another U.S. jurisdiction), (ii) the sale, lease or transfer of substantially all the assets of the Company or any Subsidiary, (iii) a majority of the members of the Company’s board of directors as of the Closing Date no longer serving as directors of the Company, except as a result of natural causes or as a result of hiring additional outside directors in order to meet appropriate stock exchange requirements, or (iv) Michael Gordon, the Chief Executive Officer of the Company is no longer serving as Chief Executive Officer unless prior written consent of the Secured Debt Holder had been obtained by the Company.  The foregoing notwithstanding, the Secured Debt Holder may demand and receive from the Company the amount stated above or any other greater amount which the Secured Debt Holder is entitled to receive or demand pursuant to the Transaction Documents.

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

Also, pursuant to the Purchase and Exchange Agreement by and among Alpha Capital Amstalt (the 揝eller?, 8464081 Canada (the 揚urchaser? and the Company, the parties agreed to the following:

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

This transaction resulted in the Purchaser, namely, 8464081 Canada Inc., acquiring control of the Company through its acquisition of Warrants to purchase 104,333,335 shares of Common Stock exercisable at $.01 per share and its acquisition of secured debt in the principal amount of $1,267,770.07, which together with accrued interest thereon, was convertible at $.009 per share. The Purchaser paid Seller approximately $1.82 million to acquire control of the Company, including giving Seller a promissory note in the amount of $400,000, which note was due on August 31, 2013 and has been paid. The Purchaser and Seller also entered into a Pledge Agreement with respect to a portion of the securities of the Company that were the subject of the change of control.

Conversion of Accrued Expenses.

On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025.30 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the noteholder(s) discretion. On May 3, 2011, BlastGard’s Board of Directors ratified, adopted and approved $100,000 in additional compensation to Michael J. Gordon as CEO, of which $50,000 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the noteholder(s) discretion and $50,000 issued in Common Stock at $.05 per share. On November 11, 2013, the Board of Directors approved the lowering the conversion price from $.05 per share to $.02 per share on these Notes.

The 2011 convertible promissory notes consisted of the following at December 31, 2013 and December 31, 2012:
	December 31, 2013	December 31, 2012

Convertible promissory note, $160,000, issued February 3, 2011, due on August 31, 2011, 10% annual interest rate	$-	$110,000

Convertible promissory note, $300,000, issued March 3, 2011, due on March 3, 2012, 10% interest rate	-	300,000

Convertible promissory note, $300,000, issued June 17, 2011, due on June 17, 2012, 10% interest rate	-	300,000

Convertible promissory note, $500,000, issued November 10, 2011, due on February 10, 2013 10% interest, net of unamortized discount of $0 and $22,380, respectively	-	477,620

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	210,000	210,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	160,000	160,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	67,025	67,025
	437,025	1,624,645
Less: current maturities	(437,025)	(1,624,645)
	$-	$-

	December 31, 2013	December 31, 2012

Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand	$73,067	$81,574

Line of credit from Fifth Third Bank, $450,000, interest only at 6.2% annually, due on demand	-	428,716

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand	147,382	146,796

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	32,017	54,991

	252,466	712,257
Less: current maturities	(252,466)	(712,257)
	$-	$-

Acquisition debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 21, 2011, the Company issued a note payable in association with the purchase of Acer product designs.  These acquisition notes have the following balances at December 31, 2013 and December 31, 2012;

	December 31, 2013	December 31, 2012

HighCom Security acquisition note, original balance, $194,600, paid down to $$107,674. This loan has zero balance net of receivables due from seller	$-	$-

Acquisition note for the purchase of Acer product designs, original amount $30,000, interest at 8%, due 12/31/2011.	30,000	30,000
.
	30,000	30,000
Less: current maturities	(30,000)	30,000
	$-	$-

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

(5) Detachable common stock warrants issued with convertible and subordinated convertible promissory notes

The company has issued warrants with convertible promissory notes, the sale of stock and consulting agreements throughout the years. For the year ended December 31, 2010 there was approximately 16,750,000 warrants, valued at approximately $485,000, outstanding.  During the year ended December 31, 2011 all outstanding warrants from the December 31, 2010 expired and approximately 104,333,000 warrants, valued at approximately $3,016,000, were issued as part of promissory notes made during the year ended December 31, 2011.  During the year ended December 31, 2013, 28,923,007 of these warrants were exercised at a reduced price of $.009 per share, leaving 75,409,993 warrants outstanding at December 31, 2013 valued at approximately $2,636,827.

To value the warrants issued the Company used the Black-Scholes model. The assumptions used to value the warrants in the Black-Scholes model for the year ended December 31, 2013 are shown in the table below.

Risk-free interest rate	1.470%
Dividend yield	0.00%
Volatility factor	361.53%
Weighted average expected life	2.9 years

(6)Shareholders’ Equity

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

Common stock issuances

There were no shares issued during the year ended December 31, 2012.

In April 2013, Blastgard issued 173,488,279 shares of common stock as a conversion of debt in the amount of $1,561,394. In April 2013, Blastgard issued 28,923,342 shares of common stock for exercise of warrants valued at $260,310.

In November 2013, Blastgard issued 2,000,000 shares of common stock for services valued at $40,000.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees. No options were granted during the year ended December 31, 2012.  The Board’s policy with respect to options is to grant options at the fair market value of the stock on the date of grant.

The net cash proceeds from the exercise of stock options for the twelve months ended December 31, 2013 and 2012 were $260,310 and $0 respectively.  At December 31, 2013, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

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

The following table represents stock option activity as of and for the twelve months ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2013	7,050,000	$0.03	1.0 years
Granted	29,000,000	$0.01	5.5 years
Exercised	-	-
Forfeited/expired/cancelled	(500,000)	0.03

Options Outstanding – December 31, 2013	35,550,000	$0.013	5.5 years		$-

Outstanding Exercisable – January 1, 2013	7,050,000	$0.03	1.0 years	$
Outstanding Exercisable – December 31, 2013	11,550,000	$0.013	5.5 years		$-

The total grant date fair value of options vested during the twelve months ended December 31, 2013 and 2012 was $99,998 and $0, respectively.

(7) Related Party Transactions

The Company has a $100,000 credit line personally secured by the guaranty of the Company’s Chief Executive Officer. Of the $100,000, $73,067 was owed pursuant to the line of credit (inclusive of interest at 5%) at December 31, 2013 and the remaining $26,933 is available under such line. The Company’s Chief Executive Officer established a personal line of credit with a bank, which he has made available to the Company to utilize. At December 31, 2013, $327,440 was borrowed and advanced to the Company.  These loans are included in the current portion of notes payable.

 (8)Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	December 31, 2013	December 31, 2012
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of Federal	3.6%	3.6%
Permanent book-tax differences	0%	(0.03%)
Net operating loss (NOL) for which no tax benefit was available.	-37.6%	-37.57%

Net tax rate	0.00%	0.00%

At December 31, 2013, deferred tax assets consisted of a net tax asset of approximately $6,805,000, due to operating loss carry forwards of approximately $18,083,000, which was fully allowed for, in the valuation allowance of $6,805,000.  The valuation allowance offsets the net deferred tax asset for which it was more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the years ended December 31, 2013 and 2012 totaled approximately $713,100 and $(393,000) respectively.  The current tax benefit also totaled $713,100 and $(393,000) for the years ended December 31, 2013 and 2012, respectively.  The net operating loss carry forwards expire through the year 2031.

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.  The tax years for 2009 through 2012 are still open for inspection by the individual taxing authorities.

(9)Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (揊DIC?.  At December 31, 2013, the Company had no funds in excess of the FDIC insurance limits.

(10)Commitments and Contingencies

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

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents, on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise make negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At December 31, 2014, the Company was in arrears on the final twelve monthly payments on the settlement.  These amounts are included in accrued expenses.

Contingent Liability

In March of 2011, the Company accomplished the acquisition of 100% of HighCom Security, Inc.  As part of the consideration given, the Company agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue were to reach certain goals.  BlastGard management believed that a portion of the revenue goals were very achievable and valued the contingent consideration at 68% of the market price at the time of the agreement.  The balance accrued as a contingent liability pursuant to this transaction as of December 31, 2013 and December 31, 2012 was $1,170,081 and $1,170,081, respectively.

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

The Company owed approximately $435,376 to Fifth Third Bank which was personally guaranteed by the former CEO of HighCom. Recently 8464081 Canada Inc. purchased the Company’s note from Fifth Third Bank and took an assignment of the civil judgment on the note entered into against both HighCom and its former CEO. The indebtedness has been reduced to a civil judgment by the bank in the Ohio state court system. The net proceeds of the warrant exercise described in the preceding paragraph were utilized to release the Company from its obligations under the note.

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

(12)Material Agreements and Transactions

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

The Company owed approximately $435,376 to Fifth Third Bank which was personally guaranteed by the former CEO of HighCom. In 2013, 8464081 Canada Inc. purchased the Company’s note from Fifth Third Bank and took an assignment of the civil judgment on the note entered into against both HighCom and its former CEO. The indebtedness has been reduced to a civil judgment by the bank in the Ohio state court system. The net proceeds of the warrant exercise described in the preceding paragraph were utilized to release the Company from its obligations under the note.

(13)Subsequent Events

Management has reviewed events subsequent to December 31, 2013 and through March 31, 2014, and has determined that there are no subsequent event disclosures required, except the following:

On March 25, 2014, the Board of Directors approved granting all four directors 500,000 shares exercisable at $.02 per share. The options are for 5 years and are fully-vested, non statutory stock options. The options to purchase 500,000 shares of the Corporation’s Common Stock, effective March 25, 2014, at an exercise price of $0.02 per share were granted to the following persons: Michael J. Gordon, Paul W. Henry, Solomon Mayer and Keith Brill.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(1) Previous Independent Accountants

a.
On December 17, 2012, the Company was informed that our registered independent public accountant, Peter Messineo, CPA, of Palm Harbor Florida (揚M? declined to stand for re-election. PM has merged his firm into the registered firm of Drake and Klein CPAs PA, as stated in (2) below.

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

(2) New Independent Accountants:

a.
On December 17, 2012, the Company engaged DKM Certified Public Accountants (揇KM? of Clearwater, Florida, as its new registered independent public accountant. During the years ended December 31, 2011 and 2010 and prior to December 17, 2012 (the date of the new engagement), we did not consult with DKM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by DKM, in either case where written or oral advice provided by DKM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Management's Report on Internal Control over Financial Reporting

Management believes that the material weaknesses set forth above did not have an effect on our financial results. The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant's internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Registrant's financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

*Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Registrant's assets;

*Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

*Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Registrant's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2013.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the  fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not Applicable.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

The Company has a Board of Directors which is currently comprised of four members and three vacancies in our Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of our Board of Directors and our executive officers and their respective age and position are as follows:
Name	Age	Position with Registrant	Director of Registrant Since

Michael J. Gordon (1)	56	CEO, CFO, Director	January 2004
Michael L. Bundy	34	COO, President of HighCom	March 2011
Keith Brill	36	Director	October 2011
Paul W. Henry	66	Director	February 2010
Solomon Mayer	60	Director	October 2011

Indemnification of Executive Officers

Michael J. Gordon is Chief Executive Officer and Chief Financial Officer. Michael Bundy serves as President and Chief Operating Officer of HighCom. The biographies of our directors and executive officers are provided below.

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

Vacancy on Board

In 2013, Andrew McKinnon resigned from the Board for personal reasons creating a vacancy on the Board of Directors.

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

Compensation Committee

In March 2007, our Board of Directors established a Compensation Committee and adopted a written charter. Our Compensation Committee consists of Solomon Mayer and has two vacancies. Our Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from time to time; however, such functions shall, at a minimum, include the following:

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

During fiscal 2013, the Compensation Committee had no meetings.

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

During fiscal 2013, the Management Committee had no meetings.

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

During fiscal 2013, the audit committee reviewed the annual audit and quarterly information before filings were made and issued such filings with management and the external auditors.

Nominating Committee

The Board does not currently have a nominating committee.

Stockholder Nominations

The policy of the Board is to consider properly submitted stockholder nominations for candidates for membership on the Board as described below in the section entitled 揑dentifying and Evaluating Nominees for Directors?and in our Bylaws. In evaluating such nominations, the Board will address the membership criteria set forth below in the section entitled 揇irector Qualifications? Any stockholder nominations proposed for consideration by the Board should include the nominee’s name and qualifications for membership on the Board and other information in accordance with the Company’s Bylaws and should be addressed to:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2011, none of our officers or directors filed any forms late to the best of our knowledge. A Form 3 was field late in April 2013 by 8464081 Canada Inc. Also, the Company believes that Alpha Capital failed to file required Form 4’s in fiscal 2013.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2013 and 2012 by (1) each person who served as the principal executive officer of the Company during fiscal year 2013; and (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2013 with compensation during fiscal year 2013 of $100,000 or more.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Warrant/ Options Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2) (3)	Total ($)
Michael Bundy, COO	2013 2012	$115,000(4) $115,000(4)	$26,000 $26,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$141,000 $141,000
Michael J. Gordon, CEO/CFO	2013 2012	$149,714(4) $149,714(4)	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$149,714 $149,714
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

(3)           Includes compensation for service as a director described under Director Compensation, below.

(4)	Salary includes commissions and accrued cash compensation. The salary paid to Michael Gordon in 2013 included commissions of approximately $53,000 based on total quarterly sales.

On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025.30 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion. On May 3, 2011, BlastGard’s Board of Directors ratified, adopted and approved $100,000 in additional compensation to Michael J. Gordon as CEO, of which $50,000 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion and $50,000 issued in Common Stock at $.05 per share. On November 11, 2013, the Board of Directors approved the lowering the conversion price from $.05 per share to $.02 per share on these Notes.

The foregoing table does not reflect lowering the conversion price on Mr. Gordon’s convertible notes.

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

None of the outstanding common share purchase options or other equity-based awards granted to or held by any named executive officer in 2013 (except for the convertible notes described above) were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2013.

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

Employment Agreements

Effective May 1, 2011, the Company entered into an employment agreement with Michael Bundy with base monthly salary of $7,500 which increased to $9,583.33 per month in December 2011 and to $10,416.67 per month in January 2013. Mr. Bundy’s agreement currently terminates on December 31, 2014 and said agreement automatically renews for an additional one year period, unless either party terminates the renewal on or before November 1st of each year. Effective April 1, 2007, the Company entered into an employment agreement with Michael Gordon. This agreement terminated on March 21, 2011 and Mr. Gordon is currently serving as an "employee at will." During fiscal 2010 and 2009, Mr. Gordon’s salary of $8,000 per month accrued. At December 31, 2010, the Company owed accrued salary of $160,000 to Michael J. Gordon. For fiscal years 2013 and 2012, Michael Gordon was paid his salary. As of December 31, 2013, the accrued salary of 2010 and 2009 was converted into a note payable on demand, subject to the noteholders' right to convert the notes into Common Stock at a current conversion price of $.02 per share.  See "Item 13."

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION

Compensation

In fiscal 2013 and 2012, no cash or securities were paid to directors of the Company.

Summary of Director Compensation for 2013

The following table shows the overall compensation earned for the 2013 fiscal year with respect to each non-employee and non-executive director as of December 31, 2013.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Paul Henry Director (1)	$0	0	$0	0	0	-0-	$0
Michael Gordon Director (1)	$0	0	$0	0	0	-0-	$0
Keith Brill Director (1)	$0	0	$0	0	0	-0-	$00
Solomon Meyer Director (1)	$0	0	$0	0	0	-0-	$0

(1)	No options for shares of Common Stock were granted in 2013 for those serving on the Board of Directors.

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

Awards

To date, no options to purchase common shares have been exercised under the 2005 Plan. Unless sooner terminated, the 2005 Plan will expire on November 30, 2015 and no awards may be granted after that date. It is not possible to predict the individuals who will receive future awards under the 2005 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2013 on the known benefits provided to certain persons and group of persons under the 2005 Plan (exclusive of options that terminated on or before December 31, 2013).

	Number of Shares subject to Options	Average exercise price ($) per Share	Intrinsic value of unexercised options at December 31, 2013
Michael J. Gordon, CEO, CFO, Director	1,250,000	0.03	-0-
Michael Bundy, COO	300,000	0.05	-0-
Paul W. Henry, Director	1,250,000	0.03	-0-
Executive Officers as a group	1,550,000	0.034	-0-
Consultants, Legal Counsel, Former Directors	300,000	0.042	-0-
Non-employee Directors (four persons)	2,500,000	0.03	-0-

(1)
Intrinsic value is calculated by multiplying (a) the difference between the market value per share at December 31, 2013 (based upon a last sales price of $.01 per share) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

Item 12.                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2014 by our executive officers and directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage Outstanding (2)
Michael Bundy (3)	300,000	*
Michael J. Gordon (4,9)	13,560,000	4.4%
Paul Henry (5)	1,815,000	*

Solomon Mayer	-0-	0.0%
Keith Brill	-0-	0.0%
Includes all officers and directors as a group (five persons) (6)	15,675,000	5.1%
TangoPoint Partners, LLC	9,666,667	3.3%
Alpha Capital Anstalt Pradafant 7 Furstentums 9490 Vaduz, Liechtenstein	32,545,051	11.0%
8464081 Canada Inc. (7)	236,759,834	64.0%
_____________

*	Represents less than 1% of the outstanding shares of Common Stock.
(1)
Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BlastGard® International, Inc. at 2451 McMullen Booth Road, Ste., 212, Clearwater, FL 33759.

(2)
Based upon 294,797,657 shares of Common Stock outstanding as of March 1, 2014, plus the amount of shares each person or group has the right to acquire under options, warrants, rights, conversion privileges, or similar obligations.

(3)	Includes options to purchase 300,000 shares of common stock.
(4)
Includes 1,525,000 shares of our common, 285,000 shares beneficially owned by his children, 1,250,000 warrants and 10,500,000 shares of common stock issuable upon conversion of a $210,000 demand note at $.05 per share.

(5)	Includes options to purchase 1,250,000 shares.
(6)	Includes options to purchase 2,800,000 shares and notes convertible into 10,500,000 shares.
(7)	8464081 Canada owns 161,349,841 shares and warrants to purchase 75,409,993 shares.

We do not know of any arrangement or pledge of its securities by persons now considered in control of us that might result in a further change of control of us.

Equity Compensation Plan Information

The following summary information is as of March 1, 2014 and relates to our 2005 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)

Equity compensation Plans (1)	6,550,000	$.042	2,950,000

(1)	Our Plan has not been approved by stockholders.

Item 13.	Certain Relationships, Related Transactions and Director Independence

During the last two fiscal years ended December 31, 2013, we entered into the following transactions in which our current officers and directors had a material interest, exclusive of employment contacts and compensation described under Item 11 of this Form 10-K.

(i) During the year ended December 31, 2013, the Company paid approximately $7,250 on its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. As of December 31, 2013, approximately $73,067 is owed pursuant to the line of credit.

(ii)  On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025.30 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion. On November 11, 2013, the Board of Directors approved the lowering the conversion price from $.05 per share to $.02 per share on these Notes.

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

As of March 21, 2013, the Company had outstanding $1,267,707.07 in principal debt, including accrued interest thereon owed to Alpha Capital Anstalt, pursuant to secured promissory notes (collectively the 揅ompany Debt?. Pursuant to an amendment and consent, all of the debt owed to Alpha Capital, which was previously past due and were the subject of security agreements, guarantee and other transaction documents, to the extent outstanding, have had their maturity date extended through June 14, 2013 and their conversion price lowered from $0.010 per share to $0.009 per share.

On April 4, 2013, Alpha Capital Anstalt, closed on an agreement dated March 21, 2013  (the 揚urchase and Exchange Agreement? with 8464081 Canada Inc. (the 揚urchaser? to sell to the Purchaser and its assignees the Company’s Debt in the principal amount, including accrued interest thereon, of $1,267,770.07 (which excludes $182,000 of the principal due on this note that was maintained by Alpha Capital) owned by it plus warrants to purchase 104,333,335 shares (exercisable at $0.01 per share). The agreements required that within three (3) months of March 21, 2013, that the Purchaser shall convert all the notes acquired by it at the current conversion price of $0.009 per share. Alpha Capital Anstalt (the 揝eller? has also committed to convert the $182,000 of principal retained by it into shares of the Company’s Common Stock at the same conversion price. Also, the agreement required the Purchaser to offer to purchase the other December 2004 Debt for a purchase price equal to the total amount of principal and interest due on each note with a 10% premium.

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

Our outstanding secured debt has mandatory redemption provisions. A large portion of the secured debt provides that in the event (i) the Company is prohibited from issuing Conversion Shares, (ii) upon the occurrence of any other Event of Default (as defined in the Transaction Documents), that continues beyond any applicable cure period, (iii) a Change in Control (as defined below) occurs, or (iv) upon the liquidation, dissolution or winding up of the Company or any Subsidiary, then at the Secured Debt Holder’s  election, the Company must pay to the Secured Debt Holder not later than ten (10) days after request by such Secured Debt Holder, a sum of money determined by multiplying up to the outstanding principal amount of the Note designated by the Secured Debt Holder, at the Secured Debt Holder’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the Common Stock for the thirty days preceding the date demand is made by Secured Debt Holder and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due under the Transaction Documents ("Mandatory Redemption Payment"). The Mandatory Redemption Payment must be received by the Secured Debt Holder on the same date as the Conversion Shares otherwise deliverable or within ten (10) days after request, whichever is sooner ("Mandatory Redemption Payment Date"). Upon receipt of the Mandatory Redemption Payment, the corresponding Note principal, interest and other amounts will be deemed paid and no longer outstanding.  The Secured Debt Holder may rescind the election to receive a Mandatory Redemption Payment at any time until such payment is actually received.  Liquidated damages calculated that have been paid or accrued for the ten day period prior to the actual receipt of the Mandatory Redemption Payment by such Secured Debt Holder shall be credited against the Mandatory Redemption Payment provided the balance of the Mandatory Redemption Payment is timely paid.  ?Change in Control?is defined as  (i) the Company  becoming a Subsidiary of another entity (other than a corporation formed by the Company for purposes of reincorporation in another U.S. jurisdiction), (ii) the sale, lease or transfer of substantially all the assets of the Company or any Subsidiary, (iii) a majority of the members of the Company’s board of directors as of the Closing Date no longer serving as directors of the Company, except as a result of natural causes or as a result of hiring additional outside directors in order to meet appropriate stock exchange requirements, or (iv) Michael Gordon, the Chief Executive Officer of the Company is no longer serving as Chief Executive Officer unless prior written consent of the Secured Debt Holder had been obtained by the Company.  The foregoing notwithstanding, the Secured Debt Holder may demand and receive from the Company the amount stated above or any other greater amount which the Secured Debt Holder is entitled to receive or demand pursuant to the Transaction Documents.

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

Also, pursuant to the Purchase and Exchange Agreement by and among Alpha Capital Amstalt (the 揝eller?, 8464081 Canada (the 揚urchaser? and the Company, the parties agreed to the following:

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

The Company owed approximately $435,376.00 to Fifth Third Bank which was personally guaranteed by the former CEO of HighCom. In 2013, 8464081 Canada Inc. purchased the Company’s note from Fifth Third Bank and took an assignment of the civil judgment on the note entered into against both HighCom and its former CEO. The indebtedness has been reduced to a civil judgment by the bank in the Ohio state court system. The net proceeds of the warrant exercise described in the preceding paragraph were utilized to release the Company from its obligations under the note.

Purchase of HighCom Security Inc.

As previously reported, on January 25, 2011, BlastGard International, Inc. ("BlastGard") entered into a binding Letter of Intent (揕OI? with HighCom Security, Inc. (揌ighCom? under which BlastGard will acquire 100% of the common stock of HighCom from the stockholders of HighCom, none of whom are affiliates of BlastGard. HighCom is a worldwide security equipment provider based in San Francisco, California. HighCom designs, manufactures and distributes a unique range of security products and personal protective gear. BlastGard and HighCom have agreed to consummate a Stock Purchase Agreement, subject to the approval of all necessary parties, agencies or regulatory organizations. As of the signing of the agreement, BlastGard immediately assumed the operations of HighCom and started to provide financing for the operations while a definitive agreement is drawn up over the next 90 days.

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

As of the date of this filing, the final earn-out date of July 25, 2013 has passed, and the final calculation relative to the cash and shares earned consists of $6,308 and a total of 11,076,953 shares.  None of these items have been issued.  See 揑tem 7.?

Board Members Who Are Deemed Independent

Our board of directors has determined that Paul Henry, Keith Brill, and Solomon Mayer are each an “independent director.”  See “Audit Committee” under” Item 10” regarding the definition of an “independent director.”

Item 14. Principal Accountant Fees and Services

On December 17, 2012, the Company changed its registered independent public accountant from the firm of Peter Messineo, CPA (“PM”) to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of auditors for the Company.

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

DKM
2013	$15,000
2012	$15,000

 (2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the aforementioned firms; the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

DKM
2013	$-
2012	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered; the principal accountant for tax compliance, tax advice, and tax planning was:  CU Klein Accounting and Tax Consultants.  As of December 17, 2012 CU Klein is a principal of DKM.

2013	$5,250
2012	$5,250

(4) All Other Fees

    None.

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

10.32	Amendment to Letter of Intent by and between the Issuer and HighCom Security Inc. (Incorporated by reference to Form 8-K filed March 10, 2011.)

10.33	Form of Purchase and Exchange Agreement dated March 21, 2013. (Incorporated by reference to Form 8-K dated April 4, 2013.)

10.34	Form of Amendment and Consent between the Company and the December 2004 debt holders dated March 1, 2013. (Incorporated by reference to Form 8-K dated April 4, 2013.)

21.1	Subsidiaries of Registrant*

31(a)	Rule 13a-14(a) Certification – Principal Executive and Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive and Principal Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

99.2	Amendment to Exhibit 99.1 (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2012.

99.3	HighCom Press Release dated April 3, 2014.*

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

   * Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLASTGARD® INTERNATIONAL, INC.
Dated:	April 4, 2014

		By:	/s/ Michael J. Gordon
Michael J. Gordon
Principal Executive and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	April 4, 2014	By:	/s/ Solomon Mayer
Solomon Mayer
Director

Dated:	April 4, 2014	By:	/s/ Michael J. Gordon
Michael J. Gordon
Director, Principal Executive and Principal
Financial Officer and Principal Accounting
Officer

Dated:	April 4, 2014	By:	/s/ Paul Henry
Paul Henry
Director

Dated:	April 4, 2014	By:	/s/ Keith Brill
Keith Brill
Director