Form 10-Q
period 2014-03-31
BLASTGARD INTERNATIONAL INC
filed 2014-05-15
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
(March One)
✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2014
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number: 000-53756
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2014 the issuer had 294,797,657 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.

INDEX

		PAGE
	PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated balance sheets, March 31, 2014 (unaudited) and December 31, 2013	3

	Consolidated statements of operations, for the three months ended March 31, 2014 and March 31, 2013(unaudited)	5

	Consolidated statement of changes in stockholders’ deficit for the year ended
	December 31, 2013 and three months ended March 31, 2014 (unaudited)	6

	Consolidated statements of cash flows for the three months ended March 31, 2014 and March 31, 2013(unaudited)	7

	Notes to consolidated financial statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

	PART I1 – OTHER INFORMATION

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	25

Signatures		28

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets
Current assets
Cash	$81,399	$43,253
Accounts receivable (net of allowance for doubtful accounts)	69,390	83,117
Inventory	693,104	715,430
Prepaid and other current assets	7,766	7,766
Net related party loans receivable from acquisition	122,316	122,316
Total current assets	973,975	971,882

Property & equipment, net of accumulated
depreciation of $376,068 and $361,318, respectively	101,742	113,297
Intangible property, net of accumulated
amortization of $618,724 and $599,282, respectively	177,554	196,996
Investments	112,832	112,832
Goodwill	2,061,649	2,061,649
Deposits	7,407	7,407
Total Assets	$3,435,159	$3,464,063

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$624,781	$738,538
Accrued expenses	70,626	52,470
Customer deposits and deferred revenue	8,421	3,803
Current portion notes payable	1,350,461	1,241,972
Total current liabilities	2,054,289	2,036,783

Contingent liability	1,170,081	1,170,081
Derivative liability, net	624,056	2,065,134
Total liabilities	3,848,426	5,271,998

Stockholders' Deficit
Preferred Stock, 1,000 shares authorized;
$.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares
authorized; 294,797,657 shares issued and
outstanding	294,797	294,797
Additional paid-in capital	16,551,920	16,452,001
Minority interest	(23,284)	(24,027)
Accumulated deficit	(17,236,700)	(18,530,706)
Total stockholders' deficit	(413,267)	(1,807,935)
Total Liabilities and Stockholders' Deficit	$3,435,159	$3,464,063

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013

Revenues	$521,717	$357,140
Direct costs	209,395	228,934
Gross Profit	312,322	128,206

Operating expenses:
General and administrative	306,171	214,285
Research and Development	9,369	2,100
Stock based compensation	99,919	-
Amortization and depreciation	34,132	66,310
Total operating expenses	449,590	282,695

Operating loss	(137,267)	(154,489)

Non-operating activity
Other income (expense)	-	-
Gain on settlement of debt	-	65,527
Gain (loss) on derivative liability	1,470,049	(729,327)
Interest expenses	(38,033)	(152,236)
Interest income	-	-
Total other income (expense)	1,432,016	(816,036)

Income (Loss) before income taxes	1,294,749	(970,525)

Minority interest (gain) loss	(743)	22
Provision for income taxes	-	-

Net Income (Loss)	$1,294,006	$(970,503)

Earnings (loss) per share:
Basic	$0.00	$(0.01)
Dilutive	$0.00	$(0.01)

Weighted average shares outstanding
Basic	294,797,657	91,209,780
Dilutive	319,477,291	91,209,780

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE THREE MONTHS ENDED MARCH 31, 2014
(UNAUDITED)

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	Shares	Par	Capital	Interest	Deficit	Deficit

Balance at December 31, 2012	90,386,036	$90,386	$14,694,710	$(29,961)	$(16,495,550)	$(1,740,415)

Stock issued for conversion of debt	173,488,279	173,488	1,387,906			1,561,394

Stock issued for exercise of Warrants	28,923,342	28,923	231,387			260,310

Stock issued for services	2,000,000	2,000	38,000			40,000

Options issued for services			99,998			99,998

Net Income (Loss)				5,934	(2,035,156)	(2,029,222)

Balances at December 31, 2013	294,797,657	$294,797	$16,452,001	$(24,027)	$(18,530,706)	$(1,807,935)

Options issued for services			99,919			99,919

Net Income (Loss)				743	1,294,006	1,294,749

Balances at March 31, 2014	294,797,657	$294,797	$16,551,920	$(23,284)	$(17,236,700)	$(413,267)

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$1,294,006	$(970,503)
Adjustment to reconcile Net Income to net
cash provided by operations:
Minority interest loss	743	(22)
Stock based compensation	99,919	-
Depreciation and amortization	34,132	66,310
Amortization of debt discount	28,971	95,190
(Gain) loss on derivative	(1,470,049)	729,327
Changes in assets and liabilities:
Accounts receivable	13,727	4,196
Inventory	22,326	25,480
Accounts payable and accruals	(95,602)	(232,340)
Customer deposits	4,619	-
Net Cash Used by Operating Activities	(67,208)	(282,362)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,135)	(451)
Net Cash Used by Investing Activities	(3,135)	(451)

Cash Flows from Financing Activities:
Proceeds from notes payable	140,000	-
Repayments of notes payable	(31,511)	(5,413)
Net Cash (Used) Provided by Financing Activities	108,489	(5,413)

Net increase (decrease) in Cash	38,146	(288,226)
Cash at beginning of period	43,253	356,426
Cash at end of period	$81,399	$68,200

Supplemental cash flow information:
Interest paid	$18,481	$18,481
Taxes paid	$-	$-

Debt converted to stock	$-	$109,970
See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014

(1)           Basis of Presentation

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2013.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at March 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2014 and 2013 have been made.

These consolidated financial statements include the assets and liabilities of Blastgard International, Inc. and its subsidiaries as of March 31, 2014 and December 31, 2013.  All material intercompany transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considered all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at March 31, 2014 or December 31, 2013.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable.  Management deems all accounts receivable to be collectable at March 31, 2014.

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

Advertising

Advertising costs were expensed as incurred. Advertising costs of $34,000 and $0 were incurred during the three months ended March 31, 2014 and 2013, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of March 31, 2014, there were 37,550,000 vested common stock options outstanding, which were included in the calculation of net loss per share-diluted because they were dilutive. In addition, March 31, 2014 the Company had 75,000,000 warrants outstanding issued in connection with convertible promissory notes and stock sales that were also included because they were dilutive.

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

	March 31,	December 31,
	2014	2013
	(unaudited)

Raw materials	$74,030	$90,060
Work in process	88,671	34,701
Finished Goods	530,403	590,669

TOTAL	$693,104	$715,430

(3)	Property and Equipment, Net

Property and equipment are comprised of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Equipment	$226,707	$226,707
Furniture	95,241	92,106
Moulds	45,060	45,060
Test Range	110,802	110,802

	477,810	474,675
Less accumulated depreciation	(376,068)	(361,378)

Property and equipment, net	$101,742	$113,297

Depreciation expense for the three months ended March 31, 2014 was $14,690.

(4)	Intangible Assets, Net

Intangible Assets are comprised of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Patents and Trademarks	$161,278	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	55,000	55,000

	796,278	796,278
Less accumulated amortization	(618,724)	(599,282)

Intangible assets, net	$177,554	$196,996

Amortization expense for the three months ended March 31, 2014 was $19,442.

(5)	Notes Payable

Notes payable at March 31, 2014 and December 31, 2013 as detailed below, is summarized as follows:

	March 31, 2014 (unaudited)	December 31, 2013

Convertible promissory notes	$32,566	$32,566
Loans payable to principal stockholder	302,475	162,475
Convertible promissory notes	437,025	437,025
Revolving credit	245,979	252,466
Acquisition debt	30,000	30,000
Line of credit	302,416	327,440
	1,350,461	1,241,972
Less current maturities	(1,350,461)	(1,241,972)
	$-	$-

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014 (unaudited)	December 31, 2013

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate	17,325	17,325

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% interest rate	15,241	15,241

	32,566	32,566
Less: current maturities	(32,566)	(32,566)
	$-	$-

At March 31, 2014, there were 0 warrants outstanding and exercisable associated with the 2004 debt. These warrants were valued at $0.

Loan payable principal stockholder

In the first quarter of 2014, the Company’s principal (Canadian) stockholder advanced the Company $140,000 in anticipation of converting warrants to purchase 15,555,555 shares at $.009 per share. To date, the final paperwork has not been executed and the $140,000 is included in the total amount due to the principal (Canadian) stockholder of $302,475 at March 31, 2014.  The balance of loans payable to the principal stockholder as of December 31, 2013 was $162,475.  These amounts are included in the current portion of notes payable.

Conversion of Accrued Expenses.

On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025.30 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the noteholder(s) discretion. On May 3, 2011, BlastGard’s Board of Directors ratified, adopted and approved $100,000 in additional compensation to Michael J. Gordon as CEO, of which $50,000 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the noteholder(s) discretion and $50,000 issued in Common Stock at $.05 per share.  On November 11, 2013, the Board of Directors approved the lowering the conversion price for $.05 per share to $.02 per share on these notes.
The 2011 convertible promissory notes consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014 (unaudited)	December 31, 2013

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	$210,000	$210,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	160,000	160,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	67,025	67,025
	437,025	437,025
Less: current maturities	(437,025)	(437,025)

The Company issued 104,333,335 warrants with the convertible debt.  These warrants are currently exercisable at $0.009 and expire in 2018.  Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter. At March 31, 2014 the warrants were valued at approximately $1,166,778, debt discount of $542,722, and a net of $624,056.  These amounts are presented as a derivative liability, net on the balance sheet.

Revolving Credit Facilities

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans.  Two of these loans are not transferable and all have been called by the lenders.  The revolving credit facilities consist of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014 (unaudited)	December 31, 2013

Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand	$70,830	$73,067

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand	146,782	147,382

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	28,367	32,017

	245,979	252,466
Less: current maturities	(245,979)	(252,466)
	$-	$-

Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs.  These acquisition notes have the following balances at March 31, 2014 and December 31, 2013;

	March 31, 2014 (unaudited)	December 31, 2013

Acquisition note for the purchase of Acer product designs, original amount $30,000, interest at 8%	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$-	$-

Line of Credit

The Company has a $100,000 credit line, which was secured by a personal guarantee of its Chief Executive Officer and a $220,000 credit line secured by a personal guarantee of its Chief Executive Officer. Currently, $70,830 was owed pursuant to the line of credit (inclusive of interest at 5%) and $220,000 was owed on the 2nd line of credit at March 31, 2014. Credit available at March 31, 2014 was $29,170 and $0 on the lines of credit respectively.  As of March 31, 2014 and December 31, 2013, $302,416 and $327,440 was borrowed and advanced to the Company.  These loans are included in the current portion of notes payable.

Off Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

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

On April 4, 2013, Alpha Capital Anstalt, closed on an agreement dated March 21, 2013  (the “Purchase and Exchange Agreement”) with 8464081 Canada Inc. (the “Purchaser”) to sell to the Purchaser and its assignees the Company’s Debt in the principal amount, including accrued interest thereon, of $1,267,770.07 (which excludes $182,000 of the principal due on this note that was maintained by Alpha Capital) owned by it plus warrants to purchase 104,333,335 shares (exercisable at $0.009 per share). The agreements required that within three (3) months of March 21, 2013, that the Purchaser shall convert all the notes acquired by it at the current conversion price of $0.009 per share. Alpha Capital Anstalt (the “Seller”) has also committed to convert the $182,000 of principal retained by it into shares of the Company’s Common Stock at the same conversion price. Also, the agreement required the Purchaser to offer to purchase the other December 2004 Debt for a purchase price equal to the total amount of principal and interest due on each note with a 10% premium.

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

This transaction resulted in the Purchaser, namely, 8464081 Canada Inc., acquiring control of the Company through its acquisition of Warrants to purchase 104,333,335 shares of Common Stock exercisable at $.009 per share (which exercise price was later lowered to $.009 per share) and its acquisition of secured debt in the principal amount of $1,267,770.07, which together with accrued interest thereon, was convertible at $.009 per share. The Purchaser paid Seller approximately $1.82 million to acquire control of the Company, including giving Seller a promissory note in the amount of $400,000, which note was due on August 31, 2013 and has been paid.

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

Common stock issuances

294,797,657 shares were issued and outstanding at March 31, 2014.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees. No options were granted during the 1st quarter of 2014 ending March 31, 2014.

The Board’s policy with respect to options is to grant options at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant. During the years ended December 31, 2013 and 2012 there were 0 and 0 options granted, respectively and 0 and 1,450,000 expired un-exercised, respectively.  On March 25, 2014, the Board of Directors approved granting all four directors 500,000 shares exercisable at $.02 per share. The options are for 5 years and are fully-vested, non-statutory stock options. The options to purchase 500,000 shares of the Corporation’s Common Stock, effective March 25, 2014, at an exercise price of $0.02 per share were granted to the following persons: Michael J. Gordon, Paul W. Henry, Solomon Mayer and Keith Brill.

There were no net cash proceeds from the exercise of stock options during the three months ended March 31, 2014.  At March 31, 2014 and December 31, 2013, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity as of and for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2014	35,550,000	$0.	1.0years		-
Granted / Vested	2,000,000	$0.03
Exercised	-	-
Forfeited/expired/cancelled	-

Options Outstanding – March 31, 2014	37,550,000	$0.05	4.8 years		$0

Outstanding Exercisable – January 1, 2014	11,550,000	$0.03	4.8 years	$
Outstanding Exercisable – March 31, 2014	15,550,000	$0.03	3.7 years		$0

The total grant date fair value of options vested during the three months ended March 31, 2014 was $99,919.

(7)         Income Taxes

The Company incurred a net operating loss in the current quarter but has realized net income in various prior periods presented.   Due to the deferred tax attributes of the derivatives and a deferred tax asset from prior periods, which was fully allowed for, no income tax benefit or expense has been presented.  Any tax liability associated with the gain was offset by the deferred tax assets and changing in the valuation allowance on those tax assets.

(8)         Commitments and Contingencies

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

Rent expense for the three months ended March 31, 2014 was approximately $29,063.

(9)           Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At March 31, 2014, the Company was in arrears on the final twelve monthly payments on the settlement.

(10)           Subsequent Events

The Company has evaluated all subsequent events through the filing date of this form 10Q for appropriate accounting and disclosures, and there are no subsequent events to report.

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended December 31, 2013. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2014, have been included.

Summary.

BlastGard International, Inc. is in the business of providing protection for individuals and property.  We have developed and have been marketing BlastWrap products to protect people and property against explosive forces. The Company owns 98.2% of HighCom Security, Inc. (“HighCom”) which provides a wide range of security and personal protective gear.  A description of each company can be found below and a description of our acquisition can be located under "Item 13." We believe that the products of the two companies have a certain synergy and that BlastGard International is poised to be a full service provider for defensive and protective product needs. The term "the Company" shall include BlastGard and HighCom unless the context indicates otherwise. For a description of certain background on HighCom, reference is made to our Form 10-K for the fiscal year ended December 31, 2013.

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

Results of Operations

For the quarter ended March 31, 2014, we recognized revenues of $521,717 as compared to $357,140 for the comparable period of the prior year. During the quarter ended March 31, 2014, revenues included $2,278 from the sales of our proprietary BlastWrap product.

For the quarter ended March 31, 2014, gross profit was $312,322 as compared to a gross profit of $128,206 for the comparable period of the prior year. The improved gross profit is due to improved margins as a result of lower material costs and operational efficiencies.

During the quarter ended March 31, 2014, the Company’s operating costs $449,590 as compared to was $282,695 for the quarter ended March 31, 2013, and included $99,919 of stock based compensation from the issuance and vesting of options during the quarter.

During the quarter ended March 31, 2014, total other income (expense) was $1,432,016.  This included a gain of $1,470,049 on derivative liability, and interest expense of $38,033. The derivative liability was the result of the Company’s stock decreasing in value versus the value of the Company’s outstanding warrants which is based on the $.009 strike price. Thus, the warrants “derive” their value from BlastGard’s stock price. For this quarter, the lower strike price on the warrants resulted in an increased derivative liability.

For the quarter ended March 31, 2013, total other income (expense) was $(816,036). This included losses of $729,327 on derivative liability and interest expense of $152,236 offset by $65,527 of gains from negotiated settlements on accounts payable. The derivative liability was the result of the Company’s stock increasing in value versus the value of the Company’s outstanding warrants which is based on the $.009 strike price. Thus, the warrants “derive” their value from BlastGard’s stock price. For this quarter, the lower strike price on the warrants resulted in a decreased derivative liability.

Backlog of Sales

As of March 31, 2014, the Company had a backlog of sales believed to be in the amount of $250,000, all of which are expected to be delivered in the second quarter of 2014. Management is optimistic that additional sales of the Company’s HighCom products will continue in the second quarter and in future operating periods as the Company has bid on numerous sizeable contracts.

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

In connection with the aforementioned loan transactions, we also issued to Alpha Capital Anstalt warrants to purchase 104,333,335 shares of the Company’s Common Stock, which warrants are currently exercisable at an exercise price of $.009 per share, which exercise price is subject to adjustment pursuant to the provisions of the warrant. In the event a fundamental transaction occurs as defined in the warrants, which includes without limitation any person or group acquiring 50% of the aggregate Common Stock of the Company, then the holder of the warrants may have the right to have the warrants redeemed at a price equal to the Black-Scholes value of said warrants. These warrants were sold by Alpha Capital to 8464081 Canada.

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

This transaction resulted in the Purchaser, namely, 8464081 Canada Inc., acquiring control of the Company through its acquisition of Warrants to purchase 104,333,335 shares of Common Stock exercisable at $.009 per share and its acquisition of secured debt in the principal amount of $1,267,770.07, which together with accrued interest thereon, was convertible at $.009 per share. The Purchaser paid Seller approximately $1.82 million to acquire control of the Company, including giving Seller a promissory note in the amount of $400,000, which note was due on August 31, 2013, and has been paid.

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

HighCom manufactures ballistic plates, ballistic shields and blankets. Hard armor plates are HighCom manufactured products which either carry our brand name or a private label. Our ballistic vests, ballistic helmets and EOD bomb suits and gear are currently manufactured and private labeled by third party vendors for us. Our soft arm vests are manufactured by one of two major suppliers and they either carry the supplier brand name or the HighCom brand name. Our UN soft armor vest is co-manufactured by us with a third party vendor. Our ballistic packs are also manufactured by one of two manufacturers. We distribute the following products made by other manufacturers: metal detectors, x-ray machines, EOD kits and detection devices.  In the future, we intend to manufacture PASGT (personal armored systems for ground troops) and ACH (advanced combat helmets) ballistic helmets as well as EOD suits.  For a complete description of the HighCom product line, reference is made to our Form 10-K for the fiscal year ended December 31, 2013.

Liquidity and Capital Resources.

At March 31, 2014, we had cash of $81,399, working capital deficit of $(1,080,314), an accumulated deficit of $(17,236,700) and shareholder’s deficit equity of $(413,267).

For the quarter ending March 31, 2014, net cash used by operating activities was $67,208 primarily due to a gain on derivative, amortization of debt discount, our net income of $1,294,006, and the payment on our accounts payables and accruals. During the three months ended March 31, 2014, we used cash in investing activities for purchase of property and equipment of $3,135. During the three months ended March 31, 2014, our financing activities provided a net cash of $108,489 after repayment of notes payable of $31,511.

For the quarter ending March 31, 2013, net cash used by operating activities was $282,362 primarily due to a loss on derivative, amortization of debt discount, our net loss of $970,503, and the payment on our accounts payables and accruals. During the three months ended March 31, 2013, we used cash in investing activities for purchase of property of $451. During the three months ended March 31, 2013, we used cash in financing activities of $5,413 for repayment of notes payable.

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

Purchase of HighCom Security, Inc

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)
For the three months ended March 31, 2014, we had no sales or issuances of unregistered securities, except as described under Notes Payable – Background of Secured Financings of BlastGard and Conversion into Common Stock and under Note 13 in the Notes to Consolidated Financial Statements.  The conversion of debt into Common Stock is exempt under Section 3(a)(9) of the Securities Act as an exchange of securities without the payment of commissions. The exercise of Warrants is exempt under Section 4(2) of the Securities Act of 1933, as amended.

(b)           Rule 463 of the Securities Act is not applicable to the Company.

(c)           In the three months ended March 31, 2014, there were no repurchases by the Company of its CommonStock.

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

BLASTGARD INTERNATIONAL, INC.

Dated: May 15, 2014	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer