Form 10-Q
period 2014-06-30
BLASTGARD INTERNATIONAL INC
filed 2014-08-19
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
(March One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2014
OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2014 the issuer had 294,797,657shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlastGard International Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets
Current assets
Cash	$42,563	$43,253
Accounts receivable, (netof allowance for doubtful accts)	168,271	83,117
Inventory	562,315	715,430
Prepaid and other current assets	-	7,766
Net related party loans receivable from acquisition	122,316	122,316
Total current assets	895,465	971,882

Property & equipment, net of accumulated depreciation
of ($387,418) and ($361,378), respectively	90,392	113,297
Intangible property, net of accumulated amortization
of ($622,786) and ($599,282), respectively	173,492	196,996
Investments	112,832	112,832
Goodwill	2,061,649	2,061,649
Deposits	7,407	7,407
Total Assets	$3,341,237	$3,464,063

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$731,662	$738,538
Accrued expenses	117,942	52,470
Customer deposits and deferred revenue	5,529	3,803
Current portion notes payable	1,388,296	1,241,972
Total current liabilities	2,243,429	2,036,783

Contingent liability	1,170,081	1,170,081
Derivative liability, net	614,988	2,065,134
Total liabilities	4,028,498	5,271,998

Stockholders' Equity
Preferred Stock, 1,000 shares authorized;
$.001 par value; 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares
authorized; 294,797,657 and 294,797,657 shares
issued and outstanding, respectively	294,797	294,797
Additional paid-in capital	16,551,920	16,452,001
Minority interest	(26,425)	(24,027)
Accumulated deficit	(17,507,553)	(18,530,706)
Total stockholders' deficit	(687,261)	(1,807,935)

Total Liabilities and Stockholders' Equity	$3,341,237	$3,464,063

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$497,338	$864,882	$1,019,055	$1,222,022
Direct costs	447,947	425,049	657,341	653,983

Gross Profit	49,391	439,833	361,713	568,039

Operating expenses:
General and administrative	299,797	235,910	605,968	450,195
Research and Development	5,838	4,875	15,206	6,975
Stock based compensation	-	-	99,919
Amortization and depreciation	15,412	65,901	49,544	132,211
Total operating expenses	321,047	306,686	770,636	589,381

Operating income (loss)	(271,656)	133,147	(408,923)	(21,342)

Non-operating activity
Other income (expense)	-	-	-	-
Gains (losses) on settlement of debt	-	65,724	-	131,251
Gain (loss) on derivative liability	38,361	1,043,159	1,508,410	313,832
Interest expenses	(40,699)	(93,075)	(78,732)	(245,311)
Interest income	-	1	-	1
Total other income (expense)	(2,338)	1,015,809	1,429,678	199,773

Income(loss) before income taxes	(273,994)	1,148,956	1,020,755	178,431
Less minority interest income(loss)	3,141	(5,169)	2,398	(5,147)

Net Income(loss)	$(270,853)	$1,143,787	$1,023,153	$173,284

Earnings (loss) per share:
Basic	$(0.001)	$0.0051	$0.003	$0.001
Dilutive	$(0.001)	$0.0042	$0.003	$0.0008

Weighted average shares outstanding
Basic	294,797,657	224,452,904	294,797,657	157,894,648
Dilutive	338,463,735	272,093,696	328,432,339	211,674,718

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$1,023,153	$173,284
Adjustment to reconcile Net Income to net
cash provided by operations:
Minority interest (gain) loss	(2,398)	5,147
Stock based compensation	99,919	-
Depreciation and amortization	49,544	132,211
Amortization of debt discount	58,264	168,808
Gain on settlement of debt	-	(131,251)
Gainon derivative	(1,508,410)	(313,832)
Changes in assets and liabilities:
Accounts receivable	(85,154)	(509,542)
Inventory	153,115	38,700
Other operating assets	7,766	-
Accounts payable and accruals	58,596	(181,778)
Customer deposits	1,726	-
Net Cash (Used) Provided by Operating Activities	(143,879)	(618,253)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,135)	(2,139)
Net Cash Used by Investing Activities	(3,135)	(2,139)

Cash Flows from Financing Activities:
Proceeds from notes payable	158,979	421,667
Repayments of notes payable	(12,655)	(10,860)
Net Cash Provided by Financing Activities	146,324	410,807

Net increase/decrease in Cash	(690)	(209,585)

Cash at beginning of period	43,253	356,426

Cash at end of period	$42,563	$146,841

Supplemental cash flow information:
Interest paid	$18,530	$37,027
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities

Debt converted to stock	$-	$1,561,394

The accompanying notes are an integral part of these financial statements.

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE SIX MONTHS ENDED JUNE 30, 2014
(UNAUDITED)

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	Shares	Par	Capital	Interest	Deficit	Deficit
Balance at December 31, 2012	90,386,036	$90,386	$14,694,710	$(29,961)	$(16,495,550)	$(1,740,415)

Stock issued for conversion of debt	173,488,279	173,488	1,387,906			1,561,394

Stock issued for exercise of Warrants	28,923,342	28,923	231,387			260,310

Stock issued for services	2,000,000	2,000	38,000			40,000

Options issued for services			99,998			99,998

Net Income (Loss)				5,934	(2,035,156)	(2,029,222)

Balances at December 31, 2013	294,797,657	$294,797	$16,452,001	$(24,027)	$(18,530,706)	$(1,807,935)

Options issued for services			99,919			99,919

Net Income (Loss)				(2,398)	1,023,153	1,020,755

Balances at June 30, 2014	294,797,657	$294,797	$16,551,920	$(26,425)	$(17,507,553)	$(687,261)

BLASTGARD INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)           Basis of Presentation

The consolidatedbalance sheet as of June 30, 2014, the consolidatedstatements of operations for the three months and six months ended June 30, 2014 and 2013, and consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 have been prepared by us without audit. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of June 30, 2014 and results of operations for the three months and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. The results of operations and cash flows for the periods indicated above are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2013.All material intercompany transactions have been eliminated.

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

BlastGard International, Inc.BlastGard® International, Inc. is a Colorado corporation that has developed and designed proprietary blast mitigation materials. The Company operates from offices in Clearwater, Florida and uses contract manufacturers in various locations for production.

BlastGard Technologies Inc. is a dormant Florida corporation.

HighCom Securities, Inc.HighCom Securities, Inc. (HighCom), originally located in San Francisco California, is a global provider of security equipment and a leader in advanced ballistic armor manufacturing.  The Company has a manufacturing facility in Columbus, Ohio for production and has moved the corporate offices to Clearwater, Florida as of May 1, 2011.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at June 30, 2014.

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

Advertising

Advertising costs were expensed as incurred. Advertising costs of $0 and $0 were incurred during the three months ended June 30, 2014 and 2013, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of June 30, 2014, there were 13,550,000vested common stock options outstanding, which were includedin the calculation of net loss per share-diluted because they were dilutive. In addition, June 30, 2014 the Company had 75,409,993 warrants outstanding issued in connection with convertible promissory notes and stock sales that were also included because they were dilutive.

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

	June 30,	December 31,
	2014	2013
	(unaudited)

Raw materials	$98,875	$90,060
Work in process	15,132	34,701
Finished Goods	448,308	590,669

TOTAL	$562,315	$715,430

(3)	Property and Equipment, Net

Property and equipment are comprised of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Equipment	$226,707	$226,707
Furniture	95,241	92,106
Moulds	45,060	45,060
Test Range	110,802	110,802

	477,810	474,675
Less accumulated depreciation	(387,418)	(361,378)

Property and equipment, net	$90,392	$113,297

Depreciation expense for the six months ended June 30, 2014 was $26,040.

(4)	Intangible Assets, Net

Intangible Assets are comprised of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Patents and Trademarks	$161,278	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	55,000	55,000

	796,278	796,278
Less accumulated amortization	(622,786)	(599,282)

Intangible assets, net	$173,492	$196,996

Amortization expense for the six months ended June 30, 2014 was $23,504.

(5)	Notes Payable

Notes payable at June 30, 2014 and December 31, 2013 as detailed below, is summarized as follows:

	June 30, 2014 (unaudited)	December 31, 2013

Convertible promissory notes	$32,566	$32,566
Loans payable to principal stockholder	302,475	162,475
Convertible promissory notes	437,025	437,025
Revolving credit	239,811	252,466
Acquisition debt	30,000	30,000
Line of credit	346,419	327,440
	1,388,296	1,241,972
Less current maturities	(1,388,296)	(1,241,972)
	$-	$-

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at June 30, 2014 andDecember 31, 2013:

	June 30, 2014 (unaudited)	December 31, 2013

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate	17,325	17,325

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% interest rate	15,241	15,241

	32,566	32,566
Less: current maturities	(32,566)	(32,566)
	$-	$-

At June 30, 2014, there were no warrants outstanding and exercisable associated with the 2004 debt.

Loan payable principal stockholder

In the first quarter of 2014, the Company’s principal (Canadian) stockholder advanced the Company $140,000 in anticipation of converting warrants to purchase 15,555,555 shares at $.009 per share. To date, the final paperwork has not been executed and the $140,000 is included in the total amount due to the principal (Canadian) stockholder of $302,475 at June 30, 2014.  The balance of loans payable to the principal stockholder as of December 31, 2013 was $162,475.  These amounts are included in the current portion of notes payable.

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

The 2011 convertible promissory notes consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014 (unaudited)	December 31, 2013

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	$210,000	$210,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	160,000	160,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	67,025	67,025
	437,025	437,025
Less: current maturities	(437,025)	(437,025)
	$-	$-

The Company issued 104,333,335 warrants with the convertible debt.  These warrants are currently exercisable at $0.009 and expire in 2018.  Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter. On August 23, 2013, 28,923,342 warrants were exercised.  At June 30, 2014 the remaining 75,409,993 warrants were valued at approximately $1,128,417, debt discount of $513,429, and a net of $614,988.  These amounts are presented as a derivative liability, net on the balance sheet.

Revolving Credit Facilities

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans.  Two of these loans are not transferable and all have been called by the lenders.  The revolving credit facilities consist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014 (unaudited)	December 31, 2013

Line of credit from Regions Bank, $100,000,interest only at 8% annually, due on demand	$68,562	$73,067

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand	145,582	147,382

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	25,667	32,017

	239,811	252,466
Less: current maturities	(239,811)	(252,466)
	$-	$-

Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs.  These acquisition notes have the following balances at June 30, 2014 and December 31, 2013;

	June 30, 2014 (unaudited)	December 31, 2013

Acquisition note for the purchase of Acerproduct designs, original amount $30,000, interest at 8%	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$-	$-

Line of Credit

The Company has a $100,000 credit line, which was secured by a personal guarantee of its Chief Executive Officer and a $220,000 credit line secured by a personal guarantee of its Chief Executive Officer.  As of June 30, 2014 and December 31, 2013, $346,419 and $327,440 was borrowed and advanced to the Company.  These loans are included in the current portion of notes payable.

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

Common stock issuances

294,797,657 shares were issued and outstanding at June 30, 2014.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees. No options were granted during the 2nd quarter of 2014 ending June 30, 2014.

The Board’s policy with respect to options is to grant options at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant. During the years ended December 31, 2013 and 2012there were 0 and 0 options granted, respectively and 0 and 1,450,000 expired un-exercised, respectively. On March 25, 2014, the Board of Directors approved granting all four directors 500,000 shares exercisable at $.02 per share. The options are for 5 years and are fully-vested, non-statutory stock options. The options to purchase 500,000 shares of the Corporation’s Common Stock, effective March 25, 2014, at an exercise price of $0.02 per share were granted to the following persons: Michael J. Gordon, Paul W. Henry, Solomon Mayer and Keith Brill.

There were no net cash proceeds from the exercise of stock options during the six months ended June 30, 2014.  At June 30, 2014 and December 31, 2013, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity as of and for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2014	35,550,000	$0.	1.0years		-
Granted / Vested	2,000,000	$0.03
Exercised	-	-
Forfeited/expired/cancelled	-

Options Outstanding – June 30, 2014	37,550,000	$0.05	4.8 years		$0

Outstanding Exercisable – January 1, 2014	11,550,000	$0.03	4.8 years	$
Outstanding Exercisable – June 30, 2014	13,550,000	$0.03	3.7 years		$0

The total grant date fair value of options vested during the six months ended June 30, 2014 was $99,919.

Derivative Liability

We review the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

During 2011, the Company entered into certain convertible debt agreements with warrants attached.Because the warrant values exceeded the note values after the beneficial conversion feature discount, the warrants have been bifurcatedout and recorded separately.  The initial value wasthe fair value less the fair value of the debt discount.   The difference between the amortizedfair value and the revalued fair value at each reporting period is recorded as a derivative liability.  This derivative liability will change every reporting period based on the current market conditions.

The Company used the following Black-Scholes assumptions in arriving at the fair value of the warrants as of June 30, 2014 and December 31, 2013.
	June 30	December 31,
	2014	2013

Expected Life in Years	2.68	2.93
Risk-free Interest Rates	1.62%	1.47%
Volatility	359.91%	361.53%
Dividend Yield	0%	0%

The Derivative Liability consists of the following as of June 30, 2014 and December 31, 2013:

	June 30	December 31,
	2014	2013
	(unaudited)	(audited)
Fair Value of embedded warrants	$1,128,417	$2,636,827
Unamortized discount	(513,429)	(571,693)

	$614,988	$2,065,134

(7)           Income Taxes

The Company incurred a net operating loss in the current quarter but has realizednet income in various prior periods presented.  Due to the deferred tax attributes of the derivatives and a deferred tax asset from prior periods, which was fully allowed for, no income tax benefit or expense has been presented.  Any tax liability associated with the gain was offset by the deferred tax assets and changing in the valuation allowance on those tax assets.

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

HighCom rented approximately 900 square feet of office space in Aurora, CO on a short-term lease that expired on May 31, 2014 at a rental of $518 per month.  This office space was not renewed.

Rent expense for the six months ended June 30, 2014 was approximately $48,769.

Contingent Liability

In March of 2011, the Company accomplished the acquisition of 100% of HighCom Security, Inc.  As part of the consideration given, the Company agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue were to reach certain goals.  BlastGard management believed that a portion of the revenue goals were very achievable and valued the contingent consideration at 68% of the market price at the time of the agreement.  The balance accrued as a contingent liability pursuant to this transaction as of June 30, 2014 and December 31, 2013 was $1,170,081 and $1,170,081, respectively.

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

(9)           Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At June 30, 2014, the Company was in arrears on the final twelve monthly payments on the settlement.

(10)           Subsequent Events

The Company has evaluated all subsequent events through the filing date of this form 10-Q for appropriate accounting and disclosures, and there are no subsequent events to report.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended June 30, 2014, have been included.

Summary.

BlastGard International, Inc. is in the business of providing protection for individuals and property.  We have developed and have been marketing BlastWrap products to protect people and property against explosive forces. The Company owns 98.2% of HighCom Security, Inc. (“HighCom”) which provides a wide range of security and personal protective gear.  A description of each company can be located in our form 10-K for the fiscal year ended December 31, 2013. We believe that the products of the two companies have a certain synergy and that BlastGard International is poised to be a full service provider for defensive and protective product needs. The term "the Company" shall include BlastGard and HighCom unless the context indicates otherwise. For a description of certain background on HighCom, reference is made to our Form 10-K for the fiscal year ended December 31, 2013.

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

Results of Operations

The following information represents our results of operations for the three and six months ended June 30, 2014;

For the three months ended June 30, 2014 and 2013, we recognized sales of $497,338 and $864,882 and a gross profit of $49,391and $439,833, respectively.For the six months ended June 30, 2014 and 2013, we recognized sales of $1,019,055 and $1,222,022 and a gross profit of $361,713 and $568,039, respectively.  For the second quarter and first six months of 2014, sales were down from the comparable periods of the prior year due to budgetary funding delays experienced by customers of the Company who are governmental and local law enforcement agencies. The Company expects the sales trend to change for the third quarter as mentioned under “Sales Backlog” below.

For the three months ended June 30, 2014, our operating expenseswere$321,047as compared to $306,686for the three months ended June 30, 2013.For the six months ended June 30, 2014, our operating expenses were $770,636 as compared to $589,381 for the six months ended June 30, 2013.

During the quarter ended June 30, 2014, total other income (expense) was$(2,338). This included a gain on derivative liability in the amount of $38,361, offset by interest expense of $40,699. During the six months ended June 30, 2014, total other income (expense) was $1,429,678.  This included a gain on derivative liability of $1,508,410, offset by interest expense of $78,732.

For the quarter ended June 30, 2013 total other income (expense) was $1,015,809. This included a gain on derivative liability in the amount of $1,043,159, a gain of $65,724 from negotiated settlements on old accounts payable, offset by interest expense of $93,075.For the six months ended June 30, 2013, total other income (expense) was 199,773.  This included a gain on derivative liability in the amount of $313,832, a gain of $131,251 from negotiated settlements on old accounts payable, offset by interest expense of $245,311.

Our net income (loss) for the three months ended June 30, 2014and 2013was$(270,853) as compared to $1,143,787, respectively. Our net income (loss) for the six months ended June 30, 2014 and 2013 was $1,023,153 as compared to $173,284, respectively. The changes in net income (loss) experienced in the second quarter and six months ended June 30, 2014 as compared to the comparable periods of the prior year is primarily due to a combination of decreased sales for the reasons set forth above and gains experienced from changes in derivative liabilities.

Sales Backlog

As of the filing date of this Form 10-Q, the Company was working on fulfilling anticipated sales orders of $1.2 million that areexpected to ship in the 3rd quarter of 2014.The Company has hired temporary personnel to complete these orders and this will substantially increase our operating expenses in the third quarter. Management is optimistic that additional sales will occur in the third quarter of 2014, although no assurances can be given in this regard.

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

On April 4, 2013, Alpha Capital Anstalt, closed on an agreement dated March 21, 2013  (the “Purchase and Exchange Agreement”) with 8464081 Canada Inc. (the “Purchaser”) to sell to the Purchaser and its assignees the Company’s Debt in the principal amount, including accrued interest thereon, of $1,267,770.07 (which excludes $182,000 of the principal due on this note that was maintained by Alpha Capital) owned by it plus warrants to purchase 104,333,335 shares (exercisable at $0.01 per share). The agreements required that within three (3) months of March 21, 2013, that the Purchaser shall convert all the notes acquired by it at the current conversion price of $0.009 per share. Alpha Capital Anstalt(the “Seller”) has also committed to convert the $182,000 of principal retained by it into shares of the Company’s Common Stock at the same conversion price. Also, the agreement required the Purchaser to offer to purchase the other December 2004 Debt for a purchase price equal to the total amount of principal and interest due on each note with a 10% premium.

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

In connection with the aforementioned loan transactions, we also issued to Alpha Capital Anstaltwarrants to purchase 104,333,335 shares of the Company’s Common Stock, which warrants are currently exercisable at an exercise price of $.009 per share, which exercise price is subject to adjustment pursuant to the provisions of the warrant. In the event a fundamental transaction occurs as defined in the warrants, which includes without limitation any person or group acquiring 50% of the aggregate Common Stock of the Company, then the holder of the warrants may have the right to have the warrants redeemed at a price equal to the Black-Scholes value of said warrants. These warrants were sold by Alpha Capital to 8464081 Canada.

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

Liquidity and Capital Resources.

At June 30, 2014, we had cash of $42,563, working capital of $(1,347,964), an accumulated deficit of $(17,507,553) and shareholder deficit of $(687,261).

For the six months ended June 30, 2014, net cash usedby operating activities was$(143,879) primarily due to our net income of $1,023,153, offset by a gain on derivative liability, gain on negotiated settlement on accounts payable items, amortization and depreciation, and a large increase in our accounts receivable. During the six months ended June 30, 2014, we used cash in investing activities for purchase of assets of$(3,135)and we generated cash from financing activities of $146,324from loans from related parties.

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

As of the date of this filing, the final earn-out date of July 25, 2013 has passed, and the final calculation relative to the cash and shares earned consists of $6,308 and a total of 11,076,953 shares.  None of these items have been issued.  The Company anticipates resolving all of these matters without the disbursement of any cash of the issuing of any additional shares.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)   For the six months ended June 30, 2014, we had no sales or issuances of unregistered securities.

(b)           Rule 463 of the Securities Act is not applicable to the Company.

(c)           In the six months ended June 30, 2014, there were no repurchases by the Company of its Common Stock.

Item 3. Defaults upon Senior Securities

N/A

Item 4. Mine Safety Disclosures

N/A

Item 5.Other Information.

On July 21, 2014, the company’s subsidiary HighComSecurity, Inc. announced it has become the first company in the world to achieve BA 9000 certification, a new National Institute of Justice (NIJ) body armor quality management standard.  Certification was granted by Perry Johnson Registrars, Inc. This registration is in respect to the following scope: design, development, testing, manufacturing, and distribution of body armor and personal protective equipment. BA 9000 is a body armor quality management systems standard that is an extension of ISO 9001, a standard for quality management from the International Organization for Standardization. If a manufacturer’s location is certified to BA 9000, it provides greater confidence that the armor is being produced consistently. The purpose of a Body Armor Quality Management System (BA-QMS) is to provide additional confidence that manufacturers are managing body armor processes appropriately to better meet the needs of law enforcement officers and military. Certification to a standard such as BA 9000 is an indicator of a quality product. This is a great advantage in an industry where quality could be the difference between life and death.

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

BLASTGARD INTERNATIONAL, INC.

Dated: August 19, 2014	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer