Form 10-Q
period 2014-09-30
BLASTGARD INTERNATIONAL INC
filed 2014-11-14
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
———————
FORM 10-Q
———————
(March One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014
OR

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 7, 2014 the issuer had 328,405,857 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BlastGard International, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets
Current assets
Cash	$49,968	$43,253
Accounts receivable, (netof allowance for doubtful accts)	223,472	83,117
Inventory	879,035	715,430
Prepaid and other current assets	-	7,766
Net related party loans receivable from acquisition	-	122,316
Total current assets	1,152,475	971,882

Property & equipment, net of accumulated depreciation of ($396,922) and ($361,378), respectively	80,888	113,297
Intangible property, net of accumulated amortization of ($626,850) and ($599,282), respectively	169,428	196,996
Investments	45,000	112,832
Goodwill	2,061,649	2,061,649
Deposits	7,087	7,407
Total Assets	$3,516,527	$3,464,063

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,054,279	$738,538
Accrued expenses	133,498	52,470
Customer deposits and deferred revenue	3,701	3,803
Current portion notes payable	1,152,988	1,241,972
Total current liabilities	2,344,466	2,036,783

Contingent liability	-	1,170,081
Derivative liability, net	57,843	2,065,134
Total liabilities	2,402,309	5,271,998

Stockholders' Equity
Preferred Stock, 1,000 shares authorized; $.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized; 328,405,857 and 294,797,657 shares issued and outstanding, respectively	328,405	294,797
Additional paid-in capital	16,820,786	16,452,001
Minority interest	(24,701)	(24,027)
Accumulated deficit	(16,010,272)	(18,530,706)
Total stockholders' deficit	1,114,218	(1,807,935)

Total Liabilities and Stockholders' Equity	$3,516,527	$3,464,063

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$1,264,420	$220,097	$2,283,475	$1,442,118
Direct costs	911,498	155,386	1,568,839	809,369

Gross Profit	352,922	64,710	714,636	632,749

Operating expenses:
General and administrative	376,751	250,953	982,718	701,148
Research and Development	1,310	6,135	16,516	13,110
Stock based compensation	-	-	99,919	-
Amortization and depreciation	13,568	66,584	63,112	198,795
Total operating expenses	391,629	323,672	1,162,265	913,053

Operating income (loss)	(38,706)	(258,962)	(447,629)	(280,304)

Non-operating activity
Other income (expense)		(865)	-	(865)
Gains (losses) on settlement of debt	990,037	175,066	990,037	306,318
Gain (loss) on derivative liability	586,759	960,466	2,095,169	1,274,298
Interest expenses	(39,085)	(824,591)	(117,817)	(1,069,902)
Interest income	-	-	-	1
Total other income (expense)	1,537,711	310,076	2,967,389	509,850

Income(loss) before income taxes	1,499,005	51,114	2,519,760	229,546
Less minority interest income(loss)	(1,724)	356	674	(4,791)

Net Income(loss)	$1,497,281	$51,470	$2,520,434	$224,755

Earnings (loss) per share:
Basic	$0.005	$0.00	$0.0085	$0.001
Dilutive	$0.0046	$0.0001	$0.0079	$0.0009

Weighted average shares outstanding
Basic	300,277,222	275,952,182	296,644,250	197,781,473
Dilutive	326,718,659	358,719,247	317,697,147	241,287,238

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$2,520,434	$224,755
Adjustment to reconcile Net Income to net cash provided by operations:
Minority interest (gain) loss	(674)	4,791
Stock based compensation	99,919	-
Depreciation and amortization	63,112	198,795
Amortization of debt discount	87,878	22,380
Gain on settlement of debt	(990,037)	(306,318)
Gainon derivative	(2,095,169)	(339,874)
Changes in assets and liabilities:
Accounts receivable	(140,355)	(10,075)
Inventory	(163,605)	(363,261)
Other operating assets	8,086	(1,740)
Accounts payable and accruals	396,769	130,133
Customer deposits	(102)	(37,960)
Net Cash (Used) Provided by Operating Activities	(213,744)	(478,374)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,135)	(2,139)
Net Cash Used by Investing Activities	(3,135)	(2,139)

Cash Flows from Financing Activities:
Proceeds from warrant exercise	-	260,310
Proceeds from issuance of note payable	242,746	421,667
Repayments of notes payable	(19,152)	(510,245)
Net Cash Provided by Financing Activities	223,594	171,732

Net increase/decrease in Cash	6,715	(308,781)

Cash at beginning of period	43,253	356,426

Cash at end of period	$49,968	$47,645

Supplemental cash flow information:
Interest paid	$27,003	$37,027
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities

Debt converted to stock	$302,474	$1,561,394

The accompanying notes are an integral part of these financial statements.

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR
THE YEAR ENDED DECEMBER 31, 2013 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2014

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	Shares	Par	Capital	Interest	Deficit	Deficit

Balance at December 31, 2012	90,386,036	$90,386	$14,694,710	$(29,961)	$(16,495,550)	$(1,740,415)

Stock issued for conversion of debt	173,488,279	173,488	1,387,906			1,561,394

Stock issued for exercise of Warrants	28,923,342	28,923	231,387			260,310

Stock issued for services	2,000,000	2,000	38,000			40,000

Options issued for services			99,998			99,998

Net Income (Loss)				5,934	(2,035,156)	(2,029,222)

Balances at December 31, 2013	294,797,657	$294,797	$16,452,001	$(24,027)	$(18,530,706)	$(1,807,935)

Options issued for services			99,919			99,919

Stock issued for exercise of Warrants	33,608,200	33,608	268,866			302,474

Net Income (Loss)				(674)	2,520,434	2,519,760

Balances at September 30, 2014	328,405,857	$328,405	$16,820,786	$(24,701)	$(16,010,272)	$1,114,218

BLASTGARD INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The consolidatedbalance sheet as of September 30, 2014, the consolidatedstatements of operations for the three and nine months ended September 30, 2014 and 2013, and consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 have been prepared by us without audit. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2014 and results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations and cash flows for the periods indicated above are not necessarily indicative of the results to be expected for the full year.

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

HighCom Securities, Inc.HighCom Securities, Inc. (HighCom), originally located in San Francisco California, is a global provider of security equipment and a leader in advanced ballistic armor manufacturing.  The Company has a manufacturing facility in Columbus, Ohio for production and has moved the corporate offices to Clearwater, Florida as of May 1, 2011. There is a 1.8% minority interest in HighCom.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at September 30, 2014.

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

Advertising

Advertising costs were expensed as incurred. Advertising costs of $35,002and $4,401 were incurred during the nine months ended September 30, 2014 and 2013, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of September 30, 2014, there were 13,550,000vested common stock options outstanding, which were includedin the calculation of net loss per share-diluted because they were dilutive. In addition, September 30, 2014 the Company had 41,801,793remaining warrants outstanding issued in connection with convertible promissory notes and stock sales that were also included because they were dilutive.

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
our manufacturing facilities.

	September 30,	December 31,
	2014	2013
	(unaudited)

Raw materials	$286,301	$90,060
Work in process	773	34,701
Finished Goods	591,961	590,669

TOTAL	$879,035	$715,430

(3)	Property and Equipment, Net

Property and equipment are comprised of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Equipment	$226,707	$226,707
Furniture	95,241	92,106
Moulds	45,060	45,060
Test Range	110,802	110,802

	477,810	474,675
Less accumulated depreciation	(396,922)	(361,378)

Property and equipment, net	$80,888	$113,297

Depreciation expense for the nine months ended September 30, 2014 was $35,544.

(4)	Intangible Assets, Net

Intangible Assets are comprised of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Patents and Trademarks	$161,278	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	55,000	55,000

	796,278	796,278
Less accumulated amortization	(626,850)	(599,282)

Intangible assets, net	$169,428	$196,996

Amortization expense for the nine months ended September 30, 2014 was $27,568.

(5)	Notes Payable

Notes payable at September 30, 2014 and December 31, 2013 as detailed below, is summarized as follows:

	September 30, 2014 (unaudited)	December 31, 2013

Convertible promissory notes	$32,566	$32,566
Loans payable to principal stockholder	-	162,475
Convertible promissory notes	437,025	437,025
Revolving credit	233,315	252,466
Acquisition debt	30,000	30,000
Line of credit	420,082	327,440
	1,152,988	1,241,972
Less current maturities	(1,152,988)	(1,241,972)
	$-	$-

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at September 30, 2014 andDecember 31, 2013:

	September 30, 2014 (unaudited)	December 31, 2013

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate	17,325	17,325

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% interest rate	15,241	15,241

	32,566	32,566
Less: current maturities	(32,566)	(32,566)
	$-	$-

At September 30, 2014, there were no warrants outstanding and exercisable associated with the 2004 debt.

Loan payable principal stockholder

In the first quarter of 2014, the Company’s principal (Canadian) stockholder advanced the Company $140,000 in anticipation of converting warrants to purchase additional shares at $.009 per share. On September 2, 2014, an exercise of warrants was executed and the $140,000 was included in the total amount due to the principal (Canadian) stockholder of $302,474that was converted into 33,608,200 shares of BlastGard International’s Common Stock. The balance of loans payable to the principal stockholder as of September 30, 2014 is $0.

Conversion of Accrued Expenses.

On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025.30 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the noteholder(s) discretion. On May 3, 2011, BlastGard’s Board of Directors ratified, adopted and approved $100,000 in additional compensation to Michael J. Gordon as CEO, of which $50,000 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the noteholder(s) discretion and $50,000 issued in Common Stock at $.05 per share.  On November 11, 2013, the Board of Directors approved the lowering the conversion price for $.05 per share to $.01 per share on these notes.

The 2011 convertible promissory notes consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014 (unaudited)	December 31, 2013

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	$210,000	$210,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	160,000	160,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	67,025	67,025
	437,025	437,025
Less: current maturities	(437,025)	(437,025)
	$-	$-

The Company had issued 104,333,335 warrants with the convertible debt.  The 41,801,793 warrants which remain outstanding are currently exercisable at $0.009 and expire in 2018.  Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter. On August 23, 2013, 28,923,342 warrants were exercised and on September 2, 2014, 33,608,200 warrants were exercised.  At September 30, 2014 the remaining 41,801,793warrants were valued at approximately $541,658, with an unamortized debt discount of $483,815, and a net value of $57,843.  These amounts are presented as a derivative liability, net on the balance sheet.

Revolving Credit Facilities

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans. Two of these loans are not transferable and all have been called by the lenders.  The revolving credit facilities consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014 (unaudited)	December 31, 2013

Line of credit from Regions Bank, $100,000,interest only at 8% annually, due on demand	$66,265	$73,067

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand	144,082	147,382

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	22,968	32,017

	233,315	252,466
Less: current maturities	(233,315)	(252,466)
	$-	$-

Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs.  These acquisition notes have the following balances at September 30, 2014 and December 31, 2013;

	June 30, 2014 (unaudited)	December 31, 2013

Acquisition note for the purchase of Acerproduct designs, original amount $30,000, interest at 8%	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$-	$-

Line of Credit

The Company has a $100,000 credit line, which was secured by a personal guarantee of its Chief Executive Officer and a $220,000 credit line secured by a personal guarantee of its Chief Executive Officer.  As of September 30, 2014 and December 31, 2013, $420,082 and $327,440 was borrowed and advanced to the Company.  These loans are included in the current portion of notes payable.

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

Also, pursuant to the Purchase and Exchange Agreement by and among Alpha Capital Amstalt (the “Seller”), 8464081 Canada (the “Purchaser”) and the Company, the parties agreed to the following:

●	Purchaser has the right to nominate and appoint to the Board at least 50% of the Board members;

●	Purchaser has a right of first refusal to participate in future financings up to its pro rata share of Common Stock of the Company.

●
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

Common stock issuances

328,405,857 shares were issued and outstanding at September 30, 2014.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees. No options were granted during the 3rd quarter of 2014 ending September 30, 2014.

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

There were no net cash proceeds from the exercise of stock options during the ninemonths ended September 30, 2014.  At September 30, 2014 and December 31, 2013, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity as of and for the ninemonths ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2014	35,550,000	$0.	1.0years		-
Granted / Vested	2,000,000	$0.03
Exercised	-	-
Forfeited/expired/cancelled	-
Options Outstanding – June 30, 2014	37,550,000	$0.05	4.8 years		$0
Outstanding Exercisable – January 1, 2014	11,550,000	$0.03	4.8 years	$
Outstanding Exercisable – September 30, 2014	13,550,000	$0.03	3.7 years		$0

The total grant date fair value of options vested during the nine months ended September 30, 2014 was $99,919.

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

During 2011, the Company entered into certain convertible debt agreements with warrants attached.  Because the warrant values exceeded the note values after the beneficial conversion feature discount, the warrants have been bifurcatedout and recorded separately.  The initial value wasthe fair value less the fair value of the debt discount.   The difference between the amortizedfair value and the revalued fair value at each reporting period is recorded as a derivative liability.  This derivative liability will change every reporting period based on the current market conditions.

The Company used the following Black-Scholes assumptions in arriving at the fair value of the warrants as of September 31, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013

Expected Life in Years	2.56	2.93
Risk-free Interest Rates	1.78%	1.47%
Volatility	359.91%	361.53%
Dividend Yield	0%	0%

The Derivative Liability consists of the following as of September 31, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(unaudited )	(audited )

Fair Value of embedded warrants	$541,658	$2,636,827
Unamortized discount	(483,815)	(571,693)
	$57,843	$2,065,134

(7)	Income Taxes

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

Rent expense for the nine months ended September 30, 2014 was approximately $70,789.

Contingent Liability

In March of 2011, the Company accomplished the acquisition of 100% of HighCom Security, Inc.  As part of the consideration given, the Company agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue were to reach certain goals.  BlastGard management believed that a portion of the revenue goals were very achievable and valued the contingent consideration at 68% of the market price at the time of the agreement.  During the quarter ended September 30, 2014, the Company negotiated a mutual release and settlement agreement with all parties related to the original acquisition.  As a result of these negotiations the balance of this contingent liability has been settled, and the amount accrued as a contingent liability pursuant to this transaction as of September 30, 2014 and December 31, 2013 was $0 and $1,170,081, respectively.

(9)	Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At September 30, 2014, the Company was in arrears on the final twelve monthly payments on the settlement.

(10)	Subsequent Events

On October 29, 2014, the Company’s principal stockholder provided a short term loan of $450,000, which loan is repayable on December 31, 2014 with accrued interest thereon. The note holder may convert the principal and accrued interest at a conversion price of $.009 per share.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2014, have been included.

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

Results of Operations

The following information represents our results of operations for the three and nine months ended September 30, 2014;

For the three months ended September 30, 2014 and 2013, we recognized sales of $1,264,420 and $220,097 and a gross profit of $352,922 and $64,710, respectively.  For the nine months ended September 30, 2014 and 2013, we recognized sales of $2,283,475 and $1,442,118 and a gross profit of $714,636 and $632,749, respectively.  Management believes that the 2014increase in sales for the reporting period is primarily the result of expanded customer base placing orders in the 2nd half of 2014.

For the three months ended September 30, 2014, our operating expenses were $391,629 as compared to $323,672 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, our operating expenses were $1,162,265 as compared to $913,053 for the nine months ended September 30, 2013. The increased operating expenses were due to additional temporary personnel necessary to keep up with the demand for increased sales and the recording of stock based compensation associated with the vesting of certain warrants during 2014.

For the quarter ended September 30, 2014, total other income (expense) was $1,537,711.  This included a gain on derivative liability in the amount of $586,759, a gain of $990,037 from the negotiated settlement of a contingent liability associated with the acquisition of HighCom, offset by interest expense of $39,085. During the nine months ended September 30, 2014, total other income (expense) was $2,967,389.  This included a gain on derivative liability of $2,095,169, a gain of $990,037 from the negotiated settlement of a contingent liability associated with the acquisition of HighCom, offset by interest expense of $117,817.

Our net income (loss) for the three months ended September 30, 2014 and 2013 was $1,497,281 as compared to $51,470, respectively. Our net income (loss) for the nine months ended September 30, 2014 and 2013 was $2,520,434 as compared to $224,755, respectively.

Sales Backlog

As of the filing date of this Form 10-Q, the Company was working on fulfilling anticipated sales orders of $3.0 million that are expected to ship in the 4th quarter of 2014. The Company has hired temporary personnel to complete these orders and this will substantially increase our operating expenses in the fourth quarter.  Management is optimistic that additional sales will occur in the fourth quarter of 2014, although no assurances can be given in this regard.

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

Body armor is classified by the NIJ according to the level of protection it provides from various threats.  The classifications are as follows:

●	Type IIA body armor- minimal protection against smaller caliber handgun threats.
●	Type II body armor – provides protection against many handgun threats, including many common smaller caliber pistols with standard pressure ammunition, and against many revolvers.
●
Type IIIA body armor- provides a higher level of protection and will generally protect against most pistol calibers including many law enforcement ammunitions, and against many higher poared revolvers.

●	Type III and IV body armor – provides protection against rifle rounds and are generally only used in tactical situations.

Our Security Products include the following:

▪	Ballistic helmets
▪	Body armor and hard armor plates
▪	Riot helmets and shields
▪	Mounted patrol, vehicular crew, and general duty helmets
▪	Metal detectors: walk-through and handheld

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

Liquidity and Capital Resources.

At September 30, 2014, we had cash of $49,968, working capital of $(1,191,991), an accumulated deficit of $(16,010,272) and shareholder equity of $1,114,218.

For the nine months ended September 30, 2014, net cash used by operating activities was $(213,744) primarily due to our net income of $2,520,434, offset by a large gain on derivative liability, a large gain on the negotiated settlement for the contingent liability that was settled, stock based compensation, amortization and depreciation, and a large increase in accounts payable. During the nine months ended September 30, 2014, we used cash in investing activities for purchase of assets of $(3,135) and we generated cash from financing activities of $223,594 from loans from related parties.

For the nine months ending September 30, 2013, net cash used by operating activities was $(478,374) primarily due to our net income of $224,755, offset by a gain on derivative liability, a gain on the negotiated settlement of accounts payable, amortization and an increase in inventory. During the nine months ended September 30, 2013, we used cash in investing activities for purchase of assets of $(2,139) and we generated cash from financing activities of including loans from related parties and proceeds from the exercise of warrants.

At September 30, 2014, we had cash of $49,968 and we owed approximately $1.1 million in principal (without discounts) and approximately $1.2 million in payables and accruals.We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital from the sale of equity and/or debt securities. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company is attempting to obtain cash to finance its operations. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern. In this respect, see “Note 1 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

To date, we have relied on management’s ability to raise capital through equity private placement financings to fund our operations. On October 29, 2014, the Company’s principal stockholder provided a short term loan of $450,000, which loan is repayable on December 31, 2014 with accrued interest thereon. The note holder may convert the principal and accrued interest at a conversion price of $.009 per share. We estimate that we may require between $1.0 million and $1.5 million in additional financing to support our operations and to meet our debt obligations as they become due and payable over the next 15 months of operations. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

Exercise of Warrants/Reduction of Debt

On August 23, 2013, 8464081 Canada Inc. exercised warrants to purchase 28,923,342 shares of the Company’s underlying Common Stock at a reduced exercise price of $0.009 per share due to anti-dilution provisions of said warrants. On September 2, 2014, 8464081 Canada Inc. exercised warrants to purchase 33,608,200 shares of the Company’s underlying Common Stock at a reduced exercise price of $0.009 per share due to anti-dilution provisions of said warrants. After this transaction, the Purchaser has warrants remaining to purchase 41,801,793 shares (exercisable at $0.009 per share).

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

During the quarter ended September 30, 2014, the Company negotiated a mutual release and settlement agreement with all parties related to the original acquisition.  As a result of these negotiations the balance of this contingent liability has been settled, and the amount accrued as a contingent liability pursuant to this transaction as of September 30, 2014 and December 31, 2013 was $0 and $1,170,081, respectively.  See Notes to Financial Statements.

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)
For the nine months ended September 30, 2014, we had no sales or issuances of unregistered securities, except as described under Notes Payable – Background of Secured Financings of BlastGard and Conversion into Common Stock and under Note 13 in the Notes to Consolidated Financial Statements.The conversion of debt into Common Stock is exempt under Section 3(a)(9) of the Securities Act as an exchange of securities without the payment of commissions. The exercise of Warrants is exempt under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Rule 463 of the Securities Act is not applicable to the Company.

(c)	In the nine months ended September 30, 2014, there were no repurchases by the Company of its Common Stock.

Item 3. Defaults upon Senior Securities

N/A

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information.

N/A

Item 6.	Exhibits

Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Description

10.1	Mutual Release and Settlement Agreement with Yochanan Cohen.*
11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.
31.1	Rule 13a-14(a) Certification – Chief Executive Officer and Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer and Chief Financial Officer *
101.SCH	Document, XBRL Taxonomy Extension (*)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)
101.LAB	Linkbase, XBRL Taxonomy Extension (*)
101.PRE	Presentation Linkbase (*)

———————
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: November 14, 2014	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer