Form 10-K
period 2014-12-31
BLASTGARD INTERNATIONAL INC
filed 2015-03-30
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No ☒

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2014, the number of shares held by non-affiliates was approximately 96,624,616 shares.  The approximate market value based on the last sale (i.e. $.01 per share as of June 30, 2014) of the Company’s Common Stock was approximately $966,246.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 16, 2015 was 328,405,857 shares.

1

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

Item 1. Business

Overview

BlastGard International, Inc. is in the business of providing protection for individuals and property. We have developed and have been marketing BlastWrap products to protect people and property against explosive forces. The Company owns 98.2% of HighCom Security, Inc. (“HighCom”) which provides a wide range of security and personal protective gear. Our protective gear includes shields, helmets, vests and plates which provide police and military with the protective gear they need to do their jobs.

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

HighCom Certifications

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

In July 2014, HighCom Security became the first company in the world to achieve BA 9000 certification. Several years ago, the National Institute of Justice (“NIJ”) assembled a collaborative team to address the issue of body armor safety and the needs of criminal justice agencies. NIJ decided to increase the amount of testing needed for body armor to meet their standards, including 1) more extensive and frequent testing; 2) environmental testing; and 3) implementation of BA 9000, a body armor quality management standard. BA 9000, released in January 2012, is an extension of ISO 9001. BA 9000 extends to manufacturers of body armor vests for federal, state, local, and tribal law enforcement and corrections bodies. Manufacturers who wish to become BA 9000 certified must comply with additional requirements beyond ISO 9001 that are specific to ballistics-resistant body armor manufacturing and testing, such as:

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

Management believes that we have an opportunity to combine the armor technology of HighCom with the blast mitigating technology of BlastGard and provide a combination of advancements in product technologies while focusing on USA made products for the United States Military and other governments and agencies worldwide. We have initiated numerous Research and Development projects according to National Institute of Justice’s (“NIJ”) body armor standards and testing. HighCom currently has 6 plates and vest solutions that qualify under the NIJ 0101.06 standard; and HighCom currently has 14 plates and vest solutions that qualify under the NIJ 0101.04 (Interim 2005) standard. We are currently marketing all of our NIJ 0101.04 and 0101.06 products to open market customers in law enforcement and military channels. We currently have several protective gear products under development.

Another investment in 2014 included the further expansion of our manufacturing facility and several pieces of manufacturing equipment to increase our production capabilities and efficiencies, along with the completion of our in-house ballistics and material science laboratory in 2013.  The lab is a critical element for testing and evaluation as well as a major marketing point for many customers who in visiting the plant will also be invited to witness live ballistic testing of our products. The lab will also enable us to address another critical area of our quality controls - validating and verifying our raw materials for hardness tests, density, performance and yields. This way we can make sure the materials we purchase from our vendors conform to specifications and that we can improve the weight and cost of our finished product while maintaining complete control over the intellectual property of new products.

Also in late 2013, we created our new web site which provides valuable information for our agents, distributors and customers. We have also engaged current social media marketing tools to further promote the company. We are seeing more growth every day to our social media pages and product reviews on our website.

In addition to several new NIJ certifications secured in 2014, the National Tactical Officers Association (NTOA) tested several of our products. The mission of the NTOA is to enhance the performance and professional status of law enforcement personnel by providing a credible and proven training resource as well as a forum for the development of tactics and information exchange. Upon completion of testing in the 2nd half of 2014, HighCom had 9 vest and plate products that were “Member Tested and Approved” by NTOA. HighCom can now use the NTOA logo to attest that our products were tested and approved by NTOA. This further validates and highlights HighCom as the leader in quality, customer service and pricing.

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

We have recently entered into a number of agency agreements to market our product line in Mexico and the Middle East and North Africa (“MENA”) region. We have also attended numerous tradeshows in an effort to re-establish HighCom’s presence in the personal protection equipment market and we are currently participating in numerous bids exceeding 15 million dollars. Management believes that we will experience significant increase in our overall sales on a quarter by quarter basis as we develop these relationships.

U.S. Department/U.S. Defense Department.

In March 2011, the Company had HighCom’s export privileges reinstated by the U.S. State Department. HighCom also successfully applied to the US Defense Dept. to be removed from the Excluded Party List (“EPLS”). The successful reinstatement of HighCom’s export authority and its removal from the EPLS has dramatically improved HighCom’s ability to sell and market its products.

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

Body armor is classified by the NIJ according to the level of protection it provides from various threats.  The classifications are as follows:

•	Type IIA body armor- minimal protection against smaller caliber handgun threats.
•	Type II body armor – provides protection against many handgun threats, including many common smaller caliber pistols with standard pressure ammunition, and against many revolvers.
•	Type IIIA body armor- provides a higher level of protection and will generally protect against most pistol calibers including many law enforcement ammunitions, and against many higher powered revolvers.
•	Type III and IV body armor – provides protection against rifle rounds and are generally only used in tactical situations.

 Our Security Products include the following:

•	Ballistic helmets
•	Body armor and hard armor plates
•	Ballistic soft armor vests
•	Riot helmets and shields
•	Mounted patrol, vehicular crew, and general duty helmets

Manufactured products versus products supplied by third party vendors.

HighCom manufactures ballistic plates and ballistic shields and constructs ballistic helmets. Our hard armor HighCom products carry our brand name or a private label. Our ballistic vests and ballistic blankets are currently manufactured and private labeled by third party vendors for us. Our soft armor vests are manufactured by one of two major suppliers and they either carry the supplier brand name or the HighCom brand name.

PLATES

Level IV – NIJ 05

HighCom currently maintains some of the largest capability for manufacturing Level IV ceramic plates. An important strategic move we have employed is to partner with numerous companies to further leverage available equipment to increase production capacity. An example of this is utilizing press consolidation capacity to produce high pressure backings for plates.

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

NIJ 06 Specification &Compliant Products

HighCom currently has two certified Level IV, three Level III plates and one Level IIIA vest. One vest is approved and one has passed the Level II test criteria. There are different manufacturers producing these two different vests. Our current situation with vests is that we have several vest models in the development stage: 3 Level IIIA and 3 Level II. There are additional tests in the pipeline along with a considerable number of options, solutions and directions for continued development of hard armor plates for certification under NIJ 0101.06 standards. As of late March 2014, HighCom’s Guardian Series Hard Armor™ product line now includes two new NIJ 0101.06 certified models, the Guardian 4S17™ and the Guardian 3S9™. Built to exceed industry standards at affordable prices, these inserts are designed according to the NIJ ratings for Level IV (4S17) and Level III (3S9), offering law enforcement and military personnel different options for up armor requirements whether concerned about armor piercing threats or high powered rifle threats. NIJ introduced the Ballistic Resistance of Body Armor NIJ Standard-0101.06 to more effectively defend against increased velocities of ammunition calibers and provide improved performance against the threats law enforcement faces in today’s world.

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

HELMETS

HighCom is working towards achieving a proprietary uni-directional material that a third party will lay up for us in tape form (100% Polyethylene). Based on previous research and testing conducted, management believes that we can produce a Level III helmet. We have yet to finish accomplishing the entire process. We will need to validate the date, produce an aluminum mold as well as the prototype once the material is completed by a third party. Management believes that this helmet will be an excellent “Made in USA” product that can be marketed internationally at a very competitive price point.

Research and Development

During fiscal 2014 and 2013, HighCom spent $21,923 and $27,551, respectively on research and development efforts. Future research and development expenses will depend upon our liquidity and capital resources.

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

According to the July 2014 IBISWorld Industry Report on Body Armor Manufacturing in the US, “the Body Armor Manufacturing industry is expected to continue to decline over the next five years. The industry is highly reliant on demand from the US federal government and its decision to deploy troops in hostile environments. However, US troops continue to withdraw from Iraq and Afghanistan, thereby weakening demand for body armor from the federal government. Furthermore, federal funding for defense is expected to decrease over the next five years, while government consumption and investment is put toward other security devices. Recovery is expected to begin in the middle of the next five-year period due to developments in body armor products and growth in law enforcement agency markets. The industry is also developing better fitting armor for women and more efficient protective equipment in general. In addition, law enforcement agencies are looking to reduce injuries to officers on the job by purchasing more body armor. Overall, the industry is expected to decline at an average annual rate of 1.6% over the five years through 2019, to $676.7 million. International trade is also expected to play a larger role for the industry. High-value added US manufactured goods will remain in demand in foreign markets such as Canada. Consequently, the value of exports is projected to rise an annualized 4.3% to $48.2 million over the five years to 2019. Additionally, imports are forecast to grow at an average annual rate of 3.5% to about $19.0 million over the five-year period, accounting for a mere 2.9% of domestic demand.”

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

Target Market

  The primary target markets are:

•	U.S. Department of Defense
	1	Army
	2	Marines
	3	Air Force
	4	Navy

•	Other government agencies
	1	Homeland Security
	2	State Dept.
	3	FBI
	4	DEA
	5	U.S. Marshalls

•	Local law enforcement
	1	Police
	2	Highway patrol
	3	City police
	4	County Sheriffs

•	Foreign governments
Military
Security
Police

•	United Nations peace keeping forces

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

Employees

As of December 31, 2014, the Company has five full-time employees. The Company also relies on temporary workers for its manufacturing facility. Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

BlastGard International, Inc.

BlastGard - Overview

Through BlastGard® Technologies, Inc., our wholly-owned Florida corporation, we have developed and designed proprietary blast mitigation materials. Our Patented BlastWrap® has been designed to mitigate blasts and suppress flash fires resulting from explosions, regardless of the material or compound causing the explosion. We believe that this technology can be used to create new finished products or designed to retrofit existing products.

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

We believe that this system is unique because it:

1	Works 24 hours a day
2	Quenches fireballs and post blast fires
3	Reduces blast impulse and pressure
4	Does not dispense chemical extinguishants
5	Uses neither alarms, sensors, nor an activation system
6	Is nontoxic and ecologically friendly

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

Manufacturing and Product Line

We are currently manufacturing our core product, BlastWrap®, for sale in various forms. We have three distinct production types:

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

Since our Company’s acquisition of our subsidiary, HighCom, we have devoted substantially all of our resources toward the development of HighCom’s business. For fiscal 2014, our BlastWrap® product sales totaled approximately $24,000.

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

Research and Development

In 2014 and 2013, we spent no monies on research and development of BlastWrap® products.

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

Purchase of our stock is a highly speculative and there can be no assurances that our operations will be profitable. We have been operating at a loss since inception and we have an accumulated deficit of approximately $16 million. At December 31, 2014, we have shareholder equity of approximately $1,656,000 as compared to a shareholder deficit of approximately $1,800,000 at December 31, 2013. While we had an operating income of approximately $74,000 for 2014 on sales of over $5 million, we can provide no assurances that our future operations will be profitable. Accordingly, investors who own shares of our Common Stock could lose their entire investment.

We had a working capital deficit of approximately $533,000 at December 31, 2014 and there can be no assurances that we will be able to meet our obligations as they become due and payable. At December 31, 2014, we had a working capital deficit of approximately $533,000 and a contingent derivative liability for approximately an additional $170,000. While Management is projecting significantly increased sales in the first quarter of 2015 as compared to the comparable period of the prior year and the expectation is that we will be able to meet our obligations as they become due and payable, we can provide no assurances that we will be successful in this regard.

We are controlled by a Canadian corporation. As described under “Item 7” herein, a Canadian corporation purchased the outstanding Secured Debt of the Company as of March 21, 2013 in the principal amount of $1,267,707.07 (including accrued interest thereon) as well as warrants to purchase 104,333,335 shares of Common Stock exercisable at $.01 per share. This Canadian corporation currently controls approximately 64% of our Common Stock. See “Items 7 and 12” for additional information on the change of control. We cannot predict what changes will be instituted by the new controlling stockholder in the Company’s management and/or directors.

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

We have a limited market for our common stock which causes the market price to be volatile and to usually decline when there is more selling than buying on any given day. Our common stock currently trades on the OTC Pink® marketplace under the symbol “BLGA.” However, at most times in the past, our common stock has been thinly traded and as a result the market price usually declines when there is more selling than buying on any given day. As a result, the market price has been volatile, and the market price may decline immediately if you decide to place an order to sell your shares.

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

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price. As of December 31, 2014, we had outstanding 328,405,857 shares of common stock, including an estimated 96,000,000 outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

HighCom leases office and manufacturing space in Columbus, Ohio. In February 2011, the Company entered into a six month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH. In June 2012, the Company entered into a one year lease agreement for approximately 16,200 square feet of office and warehouse space in Columbus, OH. In June 2013, the Company entered into a three year lease agreement for approximately 24,160 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease is $6,967 per month through August 2016. Beginning May 1, 2015, HighCom anticipates expanding the facility by an additional 8,000 square feet. The new lease proposed is still under review but we believe with this additional expansion it will be adequate for present requirements and suitable for the operations involved.

HighCom rented approximately 900 square feet of office space in Aurora, CO on a short-term lease which expired on May 31, 2014 at a rental of $518 per month. On January 1, 2015, HighCom secured similar office space in Centennial, CO for one year at a rental of $525.00 per month.

Rent expense for 2014 and 2013 was approximately $88,912 and $96,153, respectively.

Item 3. Legal Proceedings

We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Stock and Related Shareholder Matters

There is a limited public market for our Common Stock. Our common stock has been quoted on the OTCQB under the symbol “BLGA.” But was downgraded from OTCQB to the OTC Pink marketplace for failing to meet the minimum closing bid price of $0.01 on at least one of the past 30 days. The following table sets forth the range of high and low sales prices for our Common Stock (rounded to the nearest penny) for each quarterly period indicated, in the last two fiscal years.

Quarter Ended	High Sales	Low Sales
March 31, 2013	$0.03	$0.01
June 30, 2013	$0.04	$0.02
September 30, 2013	$0.02	$0.01
December 31, 2013	$0.03	$0.01

March 31, 2014	$0.02	$0.01
June 30, 2014	$0.02	$0.01
September 30, 2014	$0.02	$0.01
December 31, 2014	$0.02	$0.01

The quotations reflect inter-dealer prices, without retail markup, markdown or commission.

Holders

As of February 15, 2015, there were 289 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

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

Sales of Unregistered Securities

From January 1, 2013 to December 31, 2014, we had no sales or issuances of unregistered common stock, except as follows:

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

In September 2014, BlastGard issued 33,608,200 shares of common stock for exercise of warrants valued at $302,479. Exemption from registration is claimed under Section 4(2) of the Securities Act.

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

Overview

Substantially all our sales are from the operations of our subsidiary, HighCom. HighCom provides a wide range of security products and personal protective gear (including tactical armor) that are tailored and offer protection solutions to specific customer requirements. HighCom caters to local law enforcement agencies, correctional facilities and municipal authorities. Given the equipment and ballistic protection solutions provided by HighCom, compliance with the U.S. Department of Commerce, U.S. Department of State, U.S. Department of the Treasury and all other governmental agencies' regulations is a high priority. HighCom has sold its products in the defense and law enforcement sectors and is known for innovative technology, exceptional customer service and superior quality performance. We export our products throughout the world and have in the past sold products in Asia, Africa, Europe, Latin America and the Middle East. Many of our products are controlled for export purposes and we require end user details prior to all sales. Strict compliance with U.S. and International laws and regulations is mandatory.

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

Results of Operations

Year Ended December 31, 2014 vs. 2013

For fiscal 2014, we achieved revenues of $5,048,190 as compared to $2,068,212 for the comparable period of the prior year, an increase of $2,979,978. Our gross profit for fiscal 2014 was $1,747,216 as compared to $1,031,606 for the comparable period of the prior year, an increase of $715,610. Management believes that the improved operations for 2014 are a result of governments and local police budgets permitting them to purchase the necessary protective gear, including, without limitation, shields, helmets vests and plates to protect their police officers and military. Management is anticipating increased sales and gross profits for 2015 as we have a backlog or firm orders for the first quarter of approximately $3,000,000. Our gross profit percentage for 2014 was approximately 34.6% as compared to approximately 49.9% for the comparable period of the prior year. The decrease in margins was primarily due to increased operating costs and raw material increases.

For 2014, our operating expenses were $1,673,163 as compared to $1,502,925 for the comparable period of the prior year, an increase of approximately $170,238. The increased operating expenses for 2014 were primarily attributable to personnel costs needed to deliver goods to our customers.

Our operating income for fiscal 2014 was $74,053 as compared to ($471,319) for the comparable period of the prior year. Management believes that the improved operations for 2014 are a result of governments and local police budgets permitting them to purchase the necessary protective gear to protect their police officers and military.

For fiscal 2014, the Company had a gain on non-operating activity of $2,452,493 as compared to a loss of the comparable period of the prior year of $1,557,903. The differences between 2014 and 2013 relate to gains on the settlement of debt and on derivative liabilities of $2,611,267 for 2014 as compared to a loss on derivative liabilities of $761,221 and a decrease in interest expense from of $1,103,000 for 2013 to $158,774 for 2014.

Our net income for 2014 was $2,513,801 as compared to a net loss of $2,035,156 for the comparable period of the prior year. Substantially all of our net income is derived from the gain on derivative liability and gain on debt settlement described in the preceding paragraph.

Liquidity and Capital Resources.

At December 31, 2014, we had current assets of $1,625,633 as compared to current liabilities of $2,158,845, resulting in a working capital deficit of $533,212. During fiscal 2014, net cash used by operating activities was $45,073. This was a direct result of increased sales and profitability. Our 2014 net income of $2,513,801 included a derivative gain of $1,762,355 and gain on the settlement of debts totaling $848,912. Amortization and depreciation expense was $75,340. During 2014, net cash provided by financing activities was $27,124. During 2014, net cash used in investing activities was $10,117.

At December 31, 2014, the Company had a working capital deficit of approximately $533,000. Management is anticipating increases in sales and gross profits for 2015 as we have a backlog or firm orders for the first quarter of approximately $3,000,000. Management believes that cash flow from operations will enable the Company to meet its operating expenses as they become due and payable during 2015, although no assurances can be given in this regard. See “Risk Factors.”

During fiscal 2014 and years prior to that, we relied on borrowings from our Chief Executive Officer/Chief Financial Officer and from a financial institution with a personal guaranty of our Chief Executive Officer/Chief Financial Officer. On October 29, 2014, we borrowed $450,000 from our principal stockholder, which monies were repaid in December 2014. We anticipate that our future liquidity requirements will arise from the need to finance our operations, accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital through equity and debt financing as needed. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2014 and 2013.

Off Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

Exercise of Warrants/Reduction of Debt

In September 2014, BlastGard issued 33,608,200 shares of common stock for exercise of warrants valued at $302,479. Exemption from registration is claimed under Section 4(2) of the Securities Act.

The Company owed approximately $435,376 to Fifth Third Bank which was personally guaranteed by the former CEO of HighCom. In 2013, 8464081 Canada Inc. purchased the Company’s note from Fifth Third Bank and took an assignment of the civil judgment on the note entered into against both HighCom and its former CEO. The indebtedness was reduced to a civil judgment by the bank in the Ohio state court system. The net proceeds of the warrant exercise described in the preceding paragraph were utilized to release the Company from its obligations under the note. See “Item 13.”

Item 8. Financial Statements

The information required by Item 8 and an index thereto commences on page 44, which pages follow this page.

26

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

\s\ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 31, 2014

Green & Company, CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Blastgard International Inc.

We have audited the accompanying balance sheet of Blastgard International Inc. as of December 31, 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The December 31, 2013 financial statements were audited by a predecessor independent registered public accounting firm that issued an unqualified opinion, with a going concern explanatory paragraph, on March 31, 2014.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blastgard International Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has had significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\ Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

March 27, 2015

BlastGard International, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
Assets
Current assets
Cash	$15,187	$43,253
Accounts receivable, (net of allowance for doubtful accts)	256,619	83,117
Inventory	1,348,827	715,430
Prepaid and other current assets	5,000	7,766
Net related party loans receivable from acquisition	—	122,316
Total current assets	1,625,633	971,882

Property & equipment, net of accumulated depreciation of ($404,353) and ($361,378), respectively	80,439	113,297

Intangible property, net of accumulated amortization of ($631,647) and ($599,282), respectively	164,631	196,996
Investments	45,000	112,832
Goodwill	2,061,649	2,061,649
Deposits	7,612	7,407
Total Assets	$3,984,964	$3,464,063

Liabilities and Stockholders• Equity
Current liabilities
Accounts payable	$863,476	$738,538
Accrued expenses	158,853	52,470
Customer deposits and deferred revenue	179,998	3,803
Current portion notes payable	956,518	1,241,972
Total current liabilities	2,158,845	2,036,783

Contingent liability	—	1,170,081
Derivative liability, net	169,630	2,065,134
Total liabilities	2,328,475	5,271,998

Stockholders• Equity

Preferred Stock, 1,000 shares authorized;001 par value; 0 and 0 issued and outstanding	$—	—

Common Stock, $.001 par value, 500,000,000 shares authorized; 328,405,857 and 294,797,657 shares issued and outstanding, respectively	328,405	294,797
Additional paid-in capital	17,356,271	16,452,001
Minority interest	(11,282)	(24,027)
Accumulated deficit	(16,016,905)	(18,530,706)
Total stockholders’ deficit	1,656,489	(1,807,935)

Total Liabilities and Stockholders’ Equity	$3,984,964	$3,464,063

BlastGard International Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

Revenues	$5,048,190	$2,068,212
Direct costs	3,300,974	1,036,606
Gross Profit	1,747,216	1,031,606

Operating expenses:
General and administrative	1,375,983	1,069,238
Research and Development	21,923	27,551
Stock based compensation	199,917	139,998
Amortization and depreciation	75,340	266,138
Total operating expenses	1,673,163	1,502,925

Operating income (loss)	74,053	(471,319)

Non-operating activity
Other income (expense)	—	306,318
Gains on settlement of debt
Gain (loss) on derivative liability	848,912	—
	1,762,355	(761,221)
(Loss) on settlement of assets	—	—
Interest expense	(158,774)	(1,103,000)
Total other income (expense)	2,452,493	(1,557,903)

Income (loss) before income taxes	2,526,546	(2,029,222)

Minority interest loss	(12,745)	(5,934)
Provision for income taxes	—	——
Net income (loss)	$2,513,801	$(2,035,156)

Earnings (loss) per share:
Basic	$0.01	$(0.01)
Dilutive	$0.01	$(0.01)

Weighted average shares outstanding
Basic	304,649,865	222,270,528
Dilutive	332,106,317	222,270,528

The accompanying notes are an integral part of these consolidated financial statements.

BlastGard International Inc.
Consolidated Statements of Stockholders' Deficit

	Common
	Shares	Par	Additional Paid in Capital	Minority Interest	Accumulated Deficit	Stock- Holders• Deficit

Balance at December 31, 2012	90,386,036	$90,386	$14, 694, 710	$(29,961)	$(16,495,550)	$(1,740,415)

Stock issued for conversion of debt	173,488,279	173,488	1,387,906			1,561,394

Stock issued for exercise of Warrants	28,923,342	28,923	231,387			260,310

Stock issued for services	2,000,000	2,000	38,000			40,000

Options issued for services			99,998			99,998

Net Income (Loss)				5,934	(2,035,156)	(2,029,222)

Balance at December 31, 2013	294,797,657	$294,797	$16,452,001	$(24,027)	$(18,530,706)	$(1,807,935)

Options issued for services			199,917			199,917

Stock issued for exercise of warrants	33,608,200	33,608	704,353			737,961

Net Income (Loss)				12,745	2,513,801	2,526,546

	328,405,857	$328,405	$17,356,271	$(11,282)	$(16,016,905)	$1,656,489

The accompanying notes are an integral part of these consolidated financial statements.

BlastGard International Inc.
Consolidated Statement of Cash Flows

	For the Year Ended
	December 31,
	2014	2013

Cash Flows from Operating Activities:
Net income (loss)	$2,513,801	$(2,035,156)
Adjustment to reconcile Net Income to net cash provided by operations:
Minority interest gain (loss)	12,745	5,934
Depreciation and amortization	75,340	266,138
Amortization of debt discount	117,493	986,419
Gain on contingent liability	—	—
Stock based compensation	199,917	139,998
Gain on settlement of debt	(848,912)	(306,318)
Derivative (gain) loss	(1,762,355)	761,221
Changes in assets and liabilities:
Accounts receivable	(173,502)	(63,517)
Inventory	(633,397)	(322,611)
Other assets	2,561	(1,187)
Accounts payable and accruals	275,041	77,033
Customer deposits	176,195	(75,379)
Other liabilities	—	—
Net Cash Used by Operating Activities	(45,073)	(567,425)

Cash Flows from Investing Activities:
Purchase of property and equipment	(10,117)	(36,182)
Net Cash Used by Investing Activities	(10,117)	(36,182)

Cash Flows from Financing Activities:
Proceeds from warrant exercise	—	260,310
Proceeds from issuance of note payable	140,000	489,913
Repayments of notes payable	(112,876)	(459,789)
Net Cash Provided by Financing Activities	27,124	290,434

Net decrease in Cash	(28,066)	(313,173)

Cash at beginning of period	43,253	356,426
Cash at end of period	$15,187	$43,253

Supplemental cash flow information:
Interest paid	$37,327	$75,248
Taxes paid	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities

Debt converted to stock	302,474	1,561,394

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

Principles of Consolidation

These consolidated financial statements include the assets and liabilities of BlastGard International, Inc. and its subsidiaries as of December 31, 2014 and 2013.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at December 31, 2014.

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

Research and Development

Research and development costs were expensed as incurred. Research and development costs totaled $21,923 and $27,551 as of December 31, 2014 and 2013.

Advertising

Advertising costs were expensed as incurred. Advertising costs of $35,002 and $105,907 were incurred during the years ended December 31, 2014 and 2013, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2014, there were 12,000,000 vested common stock options outstanding, which were included in the calculation of net loss per share-diluted because they were dilutive. In addition, at December 31, 2014 the Company had 41,801,793 remaining warrants outstanding issued in connection with convertible promissory notes and stock sales that were also included because they were dilutive.

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

(2)	Inventory

Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.

	December 31,	December 31,
	2014	2013

Raw materials	$268,894	$90,060
Work in process	10,600	34,701
Finished Goods	1,069,333	590,669

TOTAL	$1,348,827	$715,430

(3)	Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range from 3 to 7 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s balance sheet and the net gain or loss is included in the determination of operating income. Property and equipment acquired as part of a business acquisition are valued at fair value.

Property and equipment are comprised of the following at December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
Equipment	$233,688	$226,707
Furniture	95,242	92,106
Moulds	45,060	45,060
Test Range	110,802	110,802

	484,792	474,675
Less accumulated depreciation	(404,353)	(361,378)

Property and equipment, net	$80,439	$113,297

Depreciation expense for the years ended December 31, 2014 and 2013 was $42,975 and 56,554 respectively

(4)	Intangible Assets, Net

Intangible Assets are comprised of the following at December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
Patents and Trademarks	$161,278	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	55,000	55,000

	796,278	796,278
Less accumulated amortization	(631,647)	(599,282)

Intangible assets, net	$164,631	$196,996

Amortization expense for the years ended December 31, 2014 and 2013 was $27,568.

(5)	Notes Payable

Notes payable at December 31, 2014 and December 31, 2013 as detailed below, is summarized as follows:

	December 31, 2014	December 31, 2013
Convertible promissory notes	$32,566	$32,566
Loans payable to principal stockholder	—	162,475
Convertible promissory notes – accrued expenses	437,025	437,025
Revolving credit	226,789	252,466
Acquisition debt	30,000	30,000
Line of credit	230,138	327,440
	956,518	1,241,972
Less current maturities	(956,518)	(1,241,972)
	$—	$—

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate	17,325	17,325

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% interest rate	15,241	15,241

	32,566	32,566
Less: current maturities	(32,566)	(32,566)
	$—	$—

At December 31, 2014, there were no warrants outstanding and exercisable associated with the 2004 debt.

Loan payable principal stockholder

In the first quarter of 2014, the Company’s principal (Canadian) stockholder advanced the Company $140,000 in anticipation of converting warrants to purchase additional shares at $.009 per share. On September 2, 2014, an exercise of warrants was executed and the $140,000 was included in the total amount due to the principal (Canadian) stockholder of $302,474 that was converted into 33,608,200 shares of BlastGard International’s Common Stock. The balance of loans payable to the principal stockholder as of December 31, 2014 is $0.

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

The 2011 convertible promissory notes consisted of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	$210,000	$210,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	160,000	160,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	67,025	67,025
	437,025	437,025
Less: current maturities	(437,025)	(437, 025)
	$—	$—

The Company had issued 104,333,335 warrants with the convertible debt. The 41,801,793 warrants which remain outstanding are currently exercisable at $0.009 and expire in 2018. Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter. On August 23, 2013, 28,923,342 warrants were exercised and on September 2, 2014, 33,608,200 warrants were exercised. At December 31, 2014 the remaining 41,801,793 warrants were valued at approximately $623,830, with an unamortized debt discount of $454,200, and a net value of $169,630. These amounts are presented as a derivative liability, net on the balance sheet.

Revolving Credit Facilities

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc. HighCom had been paying interest only on the loans. The revolving credit facilities consist of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand	$63,940	$73,067

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand	142,582	147,382

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	20,267	32,017

	226,789	252,466
Less: current maturities	(226,789)	(252,466)
	$—	$—

Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs. These acquisition notes have the following balances at December 31, 2014 and December 31, 2013;

	December 31, 2014	December 31, 2013

Acquisition note for the purchase of Acer product designs, original amount $30,000, interest at 8%	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$—	$—

 Line of Credit

The Company has a $100,000 credit line, which was secured by a personal guarantee of its Chief Executive Officer and a $220,000 credit line secured by a personal guarantee of its Chief Executive Officer. As of December 31, 2014 and December 31, 2013, $230,138 and $327,440 was borrowed and advanced to the Company. These loans are included in the current portion of notes payable.

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

Common stock issuances

In September 2014, the Company issued 33,608,200 common shares in a debt conversion in the amount of $302,474.

328,405,857 shares were issued and outstanding at December 31, 2014.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees. No options were granted during the 3rd quarter of 2014 ending September 30, 2014.

The Board’s policy with respect to options is to grant options at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant. During the years ended December 31, 2013 and 2012 there were 0 and 0 options granted, respectively and 0 and 1,450,000 expired un-exercised, respectively. On March 25, 2014, the Board of Directors approved granting all four directors 500,000 shares exercisable at $.02 per share. The options are for 5 years and are fully-vested, non-statutory stock options. The options to purchase 500,000 shares of the Corporation’s Common Stock, effective March 25, 2014, at an exercise price of $0.01 per share were granted to the following persons: Michael J. Gordon, Paul W. Henry, Solomon Mayer and Keith Brill.

There were no net cash proceeds from the exercise of stock options during the year ended December 31, 2014. At December 31, 2014 and December 31, 2013, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future

The following table represents stock option activity as of and for the twelve months ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
Options Outstanding - January 1, 2014	11,550,000	$0.	1.0years		—
Granted / Vested	9,000,000	$0.03
Exercised	—	—
Forfeited/expired/cancelled	—

Options Outstanding – December 31, 2014	20,550,000	$0.05	4.8 years		$—

Outstanding Exercisable – January 1, 2014	11,550,000	$0.03	4.8 years	$
Outstanding Exercisable – December 31, 2014	20,550,000	$0.03	3.7 years		$—

The total grant date fair value of options vested during the twelve months ended December 31, 2014 and 2013 was $199,917 and $99,998 respectively.

The following table represents stock warrant activity as of and for the twelve months ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2014	75,409,993	$0.009.	3.9years	$0.006
Granted / Vested	—
Exercised	33,608,200	—	—
Forfeited/expired/cancelled	—	—

Warrants Outstanding – December 31, 2014	41,801,793	$0.009	3.9 years	$0.006

Outstanding Exercisable – January 1, 2014	75,409,993	$0.009	3.9 years	$0.006
Outstanding Exercisable – December 31, 2014	41,801,793	$0.009	3.9 years	$0.006

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

During 2011, the Company entered into certain convertible debt agreements with warrants attached. Because the warrant values exceeded the note values after the beneficial conversion feature discount, the warrants have been bifurcated out and recorded separately. The initial value was the fair value less the fair value of the debt discount. The difference between the amortized fair value and the revalued fair value at each reporting period is recorded as a derivative liability. This derivative liability will change every reporting period based on the current market conditions.

The Company used the following Black-Scholes assumptions in arriving at the fair value of the warrants as of December 31, 2014 and 2013.

	December 31,	December 31,
	2014	2013
Expected Life in Years	2.43	2.93
Risk-free Interest Rates	1.65%	1.47%
Volatility	347.49%	361.53%
Dividend Yield	0%	0%

The Derivative Liability consists of the following as of December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	6-Jul-05	2013
	$623,830	$2,636,827
Fair Value of embedded warrants	(454,200)	(571,693)
Unamortized discount
	$169,630	$2,065,134

(7)	Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	December 31, 2014	December 31, 2013
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of Federal	3.6%	3.6%
Permanent book-tax differences	0%	(0.03% )
Net operating loss (NOL) for which no tax benefit was available.	-37.6%	-37.57%

Net tax rate	0.00%	0.00%

At December 31, 2014, deferred tax assets consisted of a net tax asset of approximately $6,805,000, due to operating loss carry forwards of approximately $18,083,000, which was fully allowed for, in the valuation allowance of $6,805,000.  The valuation allowance offsets the net deferred tax asset for which it was more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the years ended December 31, 2013 and 2012 totaled approximately $713,100 and $(393,000) respectively.  The current tax benefit also totaled $713,100 and $(393,000) for the years ended December 31, 2013 and 2012, respectively.  The net operating loss carry forwards expire through the year 2031.

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses. The tax years for 2010 through 2013 are still open for inspection by the individual taxing authorities.

(8)	Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2014, the Company had no funds in excess of the FDIC insurance limits.

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

HighCom leases office and manufacturing space in Columbus, Ohio. In February 2011, the Company entered into a six month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH. In June 2012, the Company entered into a one year lease agreement for approximately 16,200 square feet of office and warehouse space in Columbus, OH. In June 2013, the Company entered into a three year lease agreement for approximately 24,160 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease is $6,967 per month on a month to month basis. In 2015, HighCom is seeking to expand the facility by an additional 8,000 square feet which would be adequate for present requirements and suitable for the operations involved.

46

HighCom rented approximately 900 square feet of office space in Aurora, CO on a short-term lease which expired on May 31, 2014 at a rental of $518 per month. On January 1, 2015, HighCom secured similar office space in Centennial, CO for one year at a rental of $525.00 per month.

Rent expense for 2014 and 2013 was approximately $88,912 and $96,153, respectively.

Contingent Liability

In March of 2011, the Company accomplished the acquisition of 100% of HighCom Security, Inc.  As part of the consideration given, the Company agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue were to reach certain goals.  BlastGard management believed that a portion of the revenue goals were very achievable and valued the contingent consideration at 68% of the market price at the time of the agreement.  During the quarter ended September 30, 2014, the Company negotiated a mutual release and settlement agreement with all parties related to the original acquisition. As a result of these negotiations the balance of this contingent liability has been settled, and the amount accrued as a contingent liability pursuant to this transaction as of December 31, 2014 and December 31, 2013 was $0 and $1,170,081, respectively.

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

(10)	Material Agreements and Transactions

On November 11, 2013, the Board of Directors approved the following transactions: (i) the issuance of 2,000,000 shares to corporate counsel; and pursuant to his position as chairman of the Company’s advisory board an option to purchase 2,000,000 shares of Common Stock which vested on January 1, 2014 and an option to purchase 2,000,000 shares which will vest on January 1, 2015, exercisable at $.009 per share so long as Mr. Keifner is still serving as chairman of the Company’s advisory board on the vesting date. In his capacity, Mr. Kiefner will serve as a lasison between the Company and its principal shareholder, to attend meetings of the Company’s board of directors, to meet with the Company’s officers on a regular basis and provide corporate counsel;

(ii) lowering the conversion price from $.05 per share to $.01 per share of certain notes described in Note 5 in the Notes to Financial Statements; and (iii) granting options to purchase an aggregate of 25,000,000 shares of Common Stock to Michael J. Gordon, Michael L. Bundy and Chad Wright with options exercisable at $.01 per share from the vesting date through the expiration date of said options. These options have cliff vesting where they are exercisable over a period of time, but they can become immediately vested in the event certain revenue goals are achieved. In the event the Company achieves $10 million in sales in a calendar year, 25% of the total options will automatically vest. An additional 25% will vest when the Company achieves $20 million in sales in a calendar year and 50% of the total options granted will automatically vest when the Company achieves $30 million in sales in a calendar year.

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

(11)	Subsequent Events

Management has reviewed events subsequent to December 31, 2014 and through March 24, 2015, and has determined that there are no subsequent event disclosures required, except the following:

On March 10, 2015, the Board of Directors approved granting all four directors the option to purchase 750,000 shares exercisable at $.01 per share. The options are for 5 years and are fully-vested, non-statutory stock options. The options to purchase 750,000 shares of the Corporation’s Common Stock, effective March 10, 2015, at an exercise price of $0.01 per share were granted to the following persons: Michael J. Gordon, Paul W. Henry, Solomon Mayer and Keith Brill. In addition, by unanimous consent, the Board of Directors ratified and approved increasing the number of shares under the existing 2005 Stock Option Plan from 10,000,000 shares to 50,000,000 shares and amended the Plan accordingly.

48

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

a.	On December 26, 2014, DKM Certified Public Accountants (“DKM”) declined to stand for appointment as the Company’s independent accountant.
b.	DKM’s report on the financial statements for the years ended December 31, 2013, and 2012, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.
c.	Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the quarterly period September 30, 2014, there have been no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DKM, would have caused them to make reference thereto in their report on the financial statements. Through the interim period December 26, 2014 (the date of resignation of the former accountant), there have been no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DKM would have caused them to make reference thereto in their report on the financial statements.
d.	We have authorized DKM to respond fully to the inquiries of the successor accountant.
e.	During the interim period through December 26, 2014, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

(2) New Independent Accountants:

a.	On December 26, 2014 the Company engaged Green & Company CPAs of Tampa, Florida, as its new registered independent public accountant. During the years ended December 31, 2013, and 2012, and prior to December 26, 2014 (the date of the new engagement), we did not consult with Green & Company CPA’s regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Green & Company CPA’s, in either case where written or oral advice provided by Green & Company CPAs would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

49

Based on that evaluation, the Registrant's management concluded, as of the end of the period covered by this report, that the Registrant's disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: inadequate segregation of duties consistent with control objectives and management is dominated by a single individual/small group without adequate compensating controls.

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

The Registrant's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2014.

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

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has a Board of Directors which is currently comprised of four members and three vacancies in our Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of our Board of Directors and our executive officers and their respective age and position are as follows:

Name	Age	Position with Registrant	Director of Registrant Since

Michael J. Gordon (1)	57	CEO, CFO, Director	January 2004
Michael L. Bundy	35	COO, President of HighCom	March 2011
Keith Brill	37	Director	October 2011
Paul W. Henry	67	Director	February 2010
Solomon Mayer	61	Director	October 2011

Indemnification of Executive Officers

Michael J. Gordon is Chief Executive Officer and Chief Financial Officer. Michael Bundy serves as President and Chief Operating Officer of HighCom. The biographies of our directors and executive officers are provided below.

Michael J. Gordon – Executive Officer and Board member since January 2004. From January 2003 to January 2004, Mr. Gordon devoted a majority of his time in the development and marketing of BlastGard, Inc. (an entity not related to our company, that had a license to a different blast mitigation technology that was different that the technology owned by our company). From April 1998 through December 2002, Mr. Gordon was Vice President and a Board member of BBJ Environmental Solutions, which conducts research on the causes of, and develops solutions to, biologically related indoor air quality problems, including research in bio-defense and emerging infectious diseases, such as Anthrax. From August 1987 through December 1997, Mr. Gordon was employed by Phoenix Information Systems Corp., where he was responsible for overseeing administrative operations, the filing of all SEC reports and documents, company news releases and public relations. Before joining Phoenix, Mr. Gordon served as Director of Legacies and Planned Giving for the American Cancer Society. Mr. Gordon received his Bachelor of Science degree from the State University of New York in 1980. Mr. Gordon's extensive business, financial, management and leadership experience in a variety of industries and development stage enterprises particularly qualifies him for service on the Company's Board.

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

Compensation Committee

In March 2007, our Board of Directors established a Compensation Committee and adopted a written charter. Our Compensation Committee consists of Solomon Mayer and Michael Gordon. Our Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from time to time; however, such functions shall, at a minimum, include the following:

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

During fiscal 2013 and 2014, the Compensation Committee had no meetings.

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

•	Designate banks to be used as depositories of Corporation funds, upon the recommendation of the auditors and approval by the Board.
•	Review the budget as submitted by the CFO and submit its recommendations to the Board for approval .
•	Make recommendations concerning the Corporation’s fiscal structure, resource allocations and other financial matters to the Board.
•	Make recommendations to the Board on the appointment of Corporate Executives.
•	Undertake any other duties as may be assigned from time to time by the Board.

During fiscal 2013 and 2014, the Management Committee had no meetings.

Audit Committee

The members of the Company’s audit committee effective March 10, 2015 are Keith Brill and Paul W. Henry, each of whom Management believes is an independent director and he may be deemed to be a “Financial Expert” within the meaning of Sarbanes Oxley Act of 2002, as amended. Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’ board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered.” Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of BlastGard has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of BlastGard’s outside auditor. The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

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

▪

being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work ;

▪	reviewing the independence of the independent auditors;

▪

reviewing the Company's auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;

▪	reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

▪	all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002 (which was signed into law by President George W. Bush on July 30, 2002) and all amendments thereto .

▪	reviewing required PCAOB auditor communications .

During fiscal 2013 and 2014, the audit committee, which consisted solely of Paul Henry, reviewed the annual audit and quarterly information before filings were made and issued such filings with management and the external auditors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2014, none of our officers or directors filed any forms late to the best of our knowledge. A Form 4 was field late in 2014 by 8464081 Canada Inc.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2014 and 2013 by (1) each person who served as the principal executive officer of the Company during fiscal year 2014; and (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2014 with compensation during fiscal year 2014 of $100,000 or more.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Warrant/ Options Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2) (3)	Total ($)
Michael Bundy,	2013	$115,000(4)	$26,000	-0-	-0-	-0-	-0-	-0-	$141,000
COO	2014	$125,000(4)	$48,095	-0-	-0-	-0-	-0-	-0-	$141,000
Michael J.
Gordon,	2013	$149,714(4)	-0-	-0-	-0-	-0-	-0-	-0-	$149,714
CEO/CFO	2014	$125,000(4)	$48,095	-0-	14,980	-0-	-0-	-0-	$188,075

(1)	The options and restricted stock awards presented in this table reflect the full fair value as of the date of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)	Salary includes commissions and accrued cash compensation. The salary paid to Michael Gordon in 2013 included commissions of approximately $53,000 based on total quarterly sales.

On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025.30 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion. On May 3, 2011, BlastGard’s Board of Directors ratified, adopted and approved $100,000 in additional compensation to Michael J. Gordon as CEO, of which $50,000 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion and $50,000 issued in Common Stock at $.05 per share. On November 11, 2013, the Board of Directors approved the lowering the conversion price from $.05 per share to $.01 per share on these Notes.

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

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2014.

Option Awards							Stock Awards
									Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
Name	Number of Securities Under- lying Unexer- cised Options(#) Exercis-able	Number of Securities Underlying Unexercised Options(#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exer-cise Price ($)		Option Expira-tion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael Bundy	300,000	0	0		$0.05	05/02/2015	0	0	0	0
	10,000,000	0	0		$0.02	11/11/2023	0	0	0	0
Michael Gordon	1,250,000	0	0		$0.03	01/27/2016	0	0	0	0
	500,000 10,000,000	0 0	0 0	$ $	0.01 0.02	03/24/2019 11/11/2023	0 0	0 0	0 0	0 0

Employment Agreements and Arrangements

Effective May 1, 2011, the Company entered into an employment agreement with Michael Bundy with base monthly salary of $7,500 which increased to $9,583.33 per month in December 2011 and to $10,416.67 per month in January 2013. Mr. Bundy’s agreement currently terminates on December 31, 2015 and said agreement automatically renews for an additional one year period, unless either party terminates the renewal on or before November 1st of each year. Mr. Gordon has convertible notes outstanding in the principal amount of $210,000 which are convertible at $.01 per share. These notes represent accrued salaries and unpaid bonuses from prior years’ unpaid compensation. See “Item 13.”

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION

Compensation

In fiscal 2013 and 2014, no cash or securities were paid to directors of the Company.

Summary of Director Compensation for 2014

The following table shows the overall compensation earned for the 2014 fiscal year with respect to each non-employee and non-executive director as of December 31, 2014.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Paul Henry Director (1)	$0	0	$14,980	0	0	-0-	$14,980
Keith Brill Director (1)	$0	0	$14,980	0	0	-0-	$14,980
Solomon Meyer Director (1)	$0	0	$14,980	0	0	-0-	$14,980

(1)	No options for shares of Common Stock were granted in 2013 for those serving on the Board of Directors. On March 25, 2014, an option for 500,000 shares of Common Stock was granted for those serving on the Board of Directors in 2014.

(2)	No options and restricted stock awards were presented in this table. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal years for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

2005 Employee and Consulting Compensation Plan

On November 30, 2005, we established an Employee Benefit and Consulting Compensation Plan (the “2005 Plan”) covering 5,000,000 shares. Since stockholder approval of the 2005 Plan will not be obtained by November 30, 2006, then no Incentive Stock Options may be granted after that date under the 2005 Plan. On January 28, 2011, the board approved a resolution to increase the 2005 Plan from 5,000,000 shares to 10,000,000 shares and again on March 12, 2015, the board approved a resolution to increase the 2005 Plan from 10,000,000 shares to 50,000,000 shares.

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

Awards

To date, no options to purchase common shares have been exercised under the 2005 Plan. Unless sooner terminated, the 2005 Plan will expire on November 30, 2015 and no awards may be granted after that date. It is not possible to predict the individuals who will receive future awards under the 2005 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. As of March 12, 2015, the Company has outstanding options to purchase 37,550,000 shares at prices ranging from $.01 per share to $.05 per share. Michael Bundy owns options to purchase 10,300,000 shares. Michael J. Gordon owns options to purchase 2,500,000 shares. Our independent directors, Keith Brill and Solomon Mayer, each own options to purchase 1,250,000 shares. Paul Henry owns options to purchase 2,500,000 shares. All other options outstanding were granted to persons who are not existing officers and directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 12, 2015 by our executive officers and directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage Outstanding (2)
Michael Bundy (3)	10,300,000	3.1%
Michael J. Gordon (4,9)	35,910,000	9.9%
Paul Henry (6)	2,923,500	*

Solomon Mayer (5)	1,250,000	*
Keith Brill (5)	1,250,000	*
Includes all officers and directors as a group (five persons) (7)	51,633,500	13.7%
Alpha Capital Anstalt Pradafant 7 Furstentums 9490 Vaduz, Liechtenstein	32,229,356	9.8%
8464081 Canada Inc. (8)	236,759,834	64.0%

_____________

*	Represents less than 1% of the outstanding shares of Common Stock.
(1)

Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BlastGard® International, Inc. at 2451 McMullen Booth Road, Ste., 212, Clearwater, FL 33759 .

(2)

Based upon 328,405,857 shares of Common Stock outstanding as of March 1, 2015, plus the amount of shares each person or group has the right to acquire under options, warrants, rights, conversion privileges, or similar obligations.

(3)	Includes options to purchase 10,300,000 shares of common stock.
(4)	Includes 2,410,000 shares of our common, options to purchase 12,500,000 shares and 21,000,000 shares of common stock issuable upon conversion of a $210,000 demand note at $.01 per share.
(5)	Includes options to purchase 1,250,000 shares.
(6)	Includes 280,000 shares owned by Mr. Henry, 143,500 shares owned by his wife and options to purchase 2,500,000 shares .
(7)	Includes options to purchase 27,800,000 shares and notes convertible into 21,000,000 shares.
(8)	8464081 Canada owns 194,958,041 shares and warrants to purchase 41,801,793 shares.

We do not know of any arrangement or pledge of its securities by persons now considered in control of us that might result in a further change of control of us.

Equity Compensation Plan Information

The following summary information is as of March 12, 2015 and relates to our 2005 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)

Equity compensation Plans (1)	37,550,000	(2)	12,450,000

(1)	Our Plan has not been approved by stockholders.
(2)	Exercise prices of options range from $.01 per share to $.05 per share.

Item 13. Certain Relationships, Related Transactions and Director Independence

During the last two fiscal years ended December 31, 2014, we entered into the following transactions in which our current officers and directors had a material interest, exclusive of employment contacts and compensation described under Item 11 of this Form 10-K.

(i) During the year ended December 31, 2014, the Company paid approximately $12,540 on its $100,000 credit line, which was secured by a personal guarantee of its Chief Financial Officer. As of December 31, 2014, approximately $63,940 is owed pursuant to the line of credit.

(ii) On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025.30 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion. On November 11, 2013, the Board of Directors approved the lowering the conversion price from $.05 per share to $.01 per share on these Notes.

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

•

Purchaser undertakes to provide the Company with sufficient capital to allow the Company to conduct its business and remain a going concern until December 31, 2013, subject to further agreements between the Company and Purchaser. All such funding will be provided through equity transactions and will not be funded via debt .

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

Exercise of Warrants/Reduction of Debt

On August 23, 2013, 8464081 Canada Inc. exercised warrants to purchase 28,923,342 shares of the Company’s underlying Common Stock at a reduced exercise price of $0.009 per share due to anti-dilution provisions of said warrants. In September 2014, BlastGard issued 33,608,200 shares of common stock for exercise of warrants valued at $302,479. Exemption from registration is claimed under Section 4(2) of the Securities Act. After the aforementioned warrant exercises, 8464081 Canada owns warrants to purchase 41,801,793 shares (exercisable at $0.009 per share).

The Company owed approximately $435,376.00 to Fifth Third Bank which was personally guaranteed by the former CEO of HighCom. In 2013, 8464081 Canada Inc. purchased the Company’s note from Fifth Third Bank and took an assignment of the civil judgment on the note entered into against both HighCom and its former CEO. The indebtedness was reduced to a civil judgment by the bank in the Ohio state court system. The net proceeds of the September 2014 warrant exercise described in the preceding paragraph were utilized to release the Company from its obligations under the note.

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

In June 2014, we entered into an agreement with Mr. Cohen to release us from any obligation to issue additional monies or stock to Mr. Cohen. We agreed to pay $174,000 of credit cards and loans for which Mr. Cohen was responsible and to indemnify him against any loss. In the same agreement, our principal stockholder 8464081 Canada, which had purchased a revolving note from Fifth Third Bank, which loan arrangement was guaranteed by Mr. Cohen, agreed to release Mr. Cohen from his liability under such loan. The principal of such loan amounted to approximately $435,376. See “Exercise of Warrants/Reduction of Debt” described above.

Board Members Who Are Deemed Independent

Our board of directors has determined that Paul Henry, Keith Brill, and Solomon Mayer are each an “independent director.”  See “Audit Committee” under” Item 10” regarding the definition of an “independent director.”

Prior Litigation Matter

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

Item 14. Principal Accountant Fees and Services

On December 26, 2014, the Company changed its registered independent public accountant from the firm of DKM Certified Public Accountants to Green & Company CPAs.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014	$24,000
2013	$24,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$-
2013	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$-
2013	$-

(4) All Other Fees

None.

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Item 15. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.1	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 21, 2004).
3.1 (A)	Amendment to Articles of Incorporation (Incorporated by reference to Form 8-K dated August 2, 2011).

3.2	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 21, 2004).

4.1	Subscription Agreement between the Company and the named investors dated December 2, 2004. (Incorporated by reference to exhibit 4.01 of the current report on Form 8-K filed December 3, 2004.)

4.2	Form of Secured Convertible Note issued to the named investors. (Incorporated by reference to exhibit 4.02 of the current report on Form 8-K filed December 3, 2004.)

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

4.8	Form of Subscription Agreement between the Company and the named investor dated February 3, 2011. (Incorporated by reference to Exhibit 4.01 of our Form 8-K filed with the SEC on February 4, 2011.)

4.9	Form of Secured Convertible Promissory Note issued to the named investor. (Incorporated by reference to Exhibit 4.02 of our Form 8-K filed with the SEC on February 4, 2011.)

4.10	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.03 of our Form 8-K filed with the SEC on February 4, 2011.)

4.11	Form of Subscription Agreement between the Company and the named investor dated March 10, 2011. (Incorporated by reference to Exhibit 4.01 of our Form 8-K filed with the SEC on March 10, 2011.)

4.12	Form of Secured Convertible Promissory Note issued to the named investor. (Incorporated by reference to Exhibit 4.02 of our Form 8-K filed with the SEC on March 10, 2011.)

4.13	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.03 of our Form 8-K filed with the SEC on March 10, 2010.)

4.14	Form of Subscription Agreement between the Company and the named investor dated June 17, 2011. (Incorporated by reference to form 8-K filed June 23, 2011.)

4.15	Form of Secured Convertible Promissory Note issued to the named investor. (Incorporated by reference to form 8-K filed June 23, 2011.)

4.16	Form of Class A Common Stock Purchase Warrant. (Incorporated by reference to Form 8-K filed June 23, 2011.)

4.17	Form of Subscription Agreement between the Company and the named investor dated November 8, 2011. (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2011.)

4.18	Form of Secured Convertible Promissory Note issued to the named investor dated November 8, 2011. (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2011.)

4.19	Form of Class A Common Stock Purchase Warrant dated November 8, 2011. (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2011.)

10.1	Employment Agreement with James F. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-QSB dated March 21, 2004).

10.2	Employment Agreement with Michael J. Gordon dated January 31, 2004. (Incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB dated March 21, 2004).

10.3	Left blank intentionally.

10.4	Left blank intentionally

10.5

Alliance Agreement with Centerpoint Manufacturing, Inc. dated October 25, 2004. (Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form SB-2, pre-effective amendment no. 4 (File No. 333-121455.)

10.6	Advisory Agreement with The November Group, Ltd., dated June 29, 2005. (Incorporated by reference to Exhibit 10.18 of the current report on Form 8-K filed July 6, 2005.)

10.7	Modification and Waiver Agreement (Incorporated by reference to Exhibit 10.1 in our Form 8-K filed December 8, 2006).

10.8	Form of Amended and Restated Second Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 99.7 contained in our Form 8-K filed June 23, 2006.)

10.9	Form of Modification and Warrant Agreement (Incorporated by reference to the Registrant’s Exhibit 99.14 contained in our Form 8-K filed June 23, 2006.)

10.13	Form of Third Modification and Waiver Agreement (Incorporated by reference to the Registrant’s Exhibit 10.25 contained in our Registration Statement, file no. 333-135815.)

10.14	Amendment Agreement dated September 15, 2006 to Exhibit 4.11 (Incorporated by reference to Exhibit 10.18 contained in our Form 10-QSB for the quarter ended September 30, 2006)

10.15	Waiver Agreement, dated April 18, 2007. (Incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on April 25, 2007.)

10.16	Fourth Waiver and Modification Agreement, dated March 20, 2007. (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on April 25, 2007.)

10.17	Management Committee Charter, dated March 23, 2007. (Incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on April 25, 2007.)

10.18	Left blank intentionally.

10.19	Employment Agreement for James F. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the SEC on April 25, 2007.)

10.20	Employment Agreement for Andrew McKinnon dated April 1, 2007. (Incorporated by reference to Exhibit 10.32 contained in our Form 10-QSB for the quarter ended March 21, 2007.)

10.21	Left blank intentionally

10.22	Employment Agreement for Michael J. Gordon dated April 1, 2007. (Incorporated by reference to Exhibit 10.9 of our Form 8-K filed with the SEC on April 25, 2007.)

10.23	Source Capital March 9, 2007 and April 12, 2007 Waiver Agreements (Incorporated by reference to Exhibit 10.10 of our Form 8-K filed with the SEC on April 25, 2007.)

10.24	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

10.25

Fifth Waiver and Modification Agreement with Senior Lenders dated March 20, 2008 Plan

(Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-K

for the fiscal year ended December 31, 2008) .

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

10.32	Amendment to Letter of Intent by and between the Issuer and HighCom Security Inc. (Incorporated by reference to Form 8-K filed March 10, 2011.)

10.33	Form of Purchase and Exchange Agreement dated March 21, 2013. (Incorporated by reference to Form 8-K dated April 4, 2013.)

10.34	Form of Amendment and Consent between the Company and the December 2004 debt holders dated March 1, 2013. (Incorporated by reference to Form 8-K dated April 4, 2013.)

21.1	Subsidiaries of Registrant*

31(a)	Rule 13a-14(a) Certification – Principal Executive and Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive and Principal Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

99.2	Amendment to Exhibit 99.1 (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2012

101.	SCHDocument, XBRL Taxonomy Extension *

101.	CALCalculation Linkbase, XBRL Taxonomy Extension Definition *

101.	DEFLinkbase, XBRL Taxonomy Extension Labels *

101.	LABLinkbase, XBRL Taxonomy Extension *

101.	PREPresentation Linkbase *

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLASTGARD® INTERNATIONAL, INC.
Dated:	March 30, 2015

		By:	/s/ Michael J. Gordon
Michael J. Gordon
Principal Executive and Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 30, 2015	By:	/s/ Solomon Mayer
Solomon Mayer
Director

Dated:	March 30, 2015	By:	/s/ Michael J. Gordon
Michael J. Gordon
Director, Principal Executive and Principal Financial and Accounting Officer

Dated:	March 30, 2015	By:	/s/ Paul Henry
Paul Henry
Director

Dated:	March 30, 2015	By:	/s/ Keith Brill Keith Brill
Director

