Form 10-Q
period 2015-03-31
BLASTGARD INTERNATIONAL INC
filed 2015-05-13
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
(March One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2015
OR

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2015 the issuer had 328,405,857 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.

INDEX

		PAGE
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated balance sheets as of March 31, 2015 (unaudited) and December 31, 2014	3

	Consolidated statements of operations, for the three months ended March 31, 2015 and March 31, 2014 (unaudited)	5

	Consolidated statement of changes in stockholders’ deficitfor the year ended December 31, 2014 and three months ended March 31, 2015 (unaudited)	6

	Consolidated statements of cash flows for the three months ended March 31, 2015 and March 31, 2014 (unaudited)	7

	Notes to consolidated financial statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

	PART I1 – OTHER INFORMATION

Item 1.	Legal Proceedings.	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	25

Signatures		28

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets
Current assets
Cash	$384,228	$15,187
Accounts receivable	405,744	256,619
Inventory	1,302,870	1,348,827
Prepaid and other current assets	32,250	5,000
Total current assets	2,125,092	1,625,633
Property & equipment, net of accumulated depreciation of $412,703 and $404,353, respectively	122,263	80,439
Intangible property, net of accumulated amortization of $634,975 and $631,647, respectively	161,303	164,631
Investments	45,000	45,000
Goodwill	2,061,649	2,061,649
Deposits	7,612	7,612
Total Assets	$4,522,919	$3,984,964
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$835,810	$863,476
Accrued expenses	41,018	158,853
Customer deposits and deferred revenue	64,233	179,998
Current portion notes payable	824,957	956,518
Total current liabilities	1,766,018	2,158,845
Contingent liability	—	—
Derivative liability, net	154,688	169,630
Total liabilities	1,920,706	2,328,475
Stockholders' Equity
Preferred Stock, 1,000 shares authorized; $.001 par value; 0 and 0 issued and outstanding	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized; 328,405,857 shares issued and
Outstanding	328,405	328,405
Additional paid-in capital	17,441,129	17,356,271
Minority interest	6,092	(11,282)
Accumulated deficit	(15,173,413)	(16,016,905)
Total stockholders' equity	2,602,213	1,656,489
Total Liabilities and Stockholders' Equity	$4,522,919	$3,984,964

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014

Revenues	$3,235,847	$521,717
Direct costs	1,788,970	209,395
Gross Profit	1,446,877	312,322

Operating expenses:
General and administrative	475,444	306,171
Research and Development	20,429	9,369
Stock based compensation	84,858	99,919
Amortization and depreciation	11,678	34,132
Total operating expenses	592,409	449,591

Operating income (loss)	854,468	(137,269)

Non-operating activity
Gain (loss) on derivative liability	43,913	1,470,049
Interest expenses	(37,515)	(38,033)
Total other income (expense)	6,398	1,432,016

Income before income taxes	860,866	1,294,747

Minority interest (gain) loss	(17,374)	(743)
Provision for income taxes	-	-
Net Income	$843,492	$1,294,004

Earnings (loss) per share:
Basic	$0.00	$0.00
Dilutive	$0.00	$0.00

Weighted average shares outstanding
Basic	328,405,657	294,797,657
Dilutive	375,968,476	319,477,291

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2014 AND THE THREE MONTHS ENDED MARCH 31, 2015
(UNAUDITED)

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	Shares	Par	Capital	Interest	Deficit	Equity

Balances at December 31, 2013	294,797,657	$294,797	$16,452,001	$(24,027)	$(18,530,706)	$(1,807,935)

Options issued for services			199,917			199,917

Stock issued for exercise of warrants	33,608,200	33,608	704,353			737,961

Net Income				12,745	2,513,801	2,526,546

Balances at December 31, 2014	328,405,857	$328,405	$17,356,271	$(11,282)	$(16,016,905)	$1,656,489

Options issued for services			84,858			84,858

Net Income				17,374	843,492	860,866

Balances at March 31, 2015	328,408,857	$328,405	$17,441,129	$6,092	$(15,173,413)	$2,602,213

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,

	2015	2014
Cash Flows from Operating Activities:
Net income	$843,492	$1,294,004
Adjustment to reconcile Net Income to net cash provided by operations:
Minority interest loss	17,374	743
Stock based compensation	84,858	99,919
Depreciation and amortization	11,678	34,132
Amortization of debt discount	28,971	28,971
(Gain) loss on derivative	(43,913)	(1,470,049)
Changes in assets and liabilities:
Accounts receivable	(149,125)	13,729
Inventory	45,957	22,326
Prepaid expenses	(27,250)	—
Accounts payable and accruals	(156,826)	(95,602)
Customer deposits	(115,765)	4,619
Net Cash (Used) Provided by Operating Activities	539,451	(67,208)
Cash Flows from Investing Activities:
Purchase of property and equipment	(50,174)	(3,135)
Net Cash Used by Investing Activities	(50,174)	(3,135)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	140,000
Repayments of notes payable	(120,236)	(31,511)
Net Cash (Used) Provided by Financing Activities	(120,236)	108,489
Net increase in Cash	369,041	38,146
Cash at beginning of period	15,187	43,253
Cash at end of period	$384,228	$81,399
Supplemental cash flow information:
Interest paid	$7,506	$18,481
Taxes paid	$—	$—

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2015

(1)           Basis of Presentation

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2014.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at March 31, 2015and the results of operations and cash flows for the three months ended March 31, 2015 and 2014 have been made.

These consolidated financial statements include the assets and liabilities of Blastgard International, Inc. and its subsidiaries as of March 31, 2015 and December 31, 2014.All material intercompany transactions have been eliminated.

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

HighCom Securities, Inc.HighCom Securities, Inc. (HighCom), is a global provider of security equipment and a leader in advanced ballistic armor manufacturing.  The Company has a manufacturing facility in Columbus, Ohio for production and has moved the corporate offices to Clearwater, Florida as of May 1, 2011.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at March 31, 2015.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Companyconsiders revenue realized or realizable and earned when all of the following criteria are met:

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

Advertising

Advertising costs were expensed as incurred. Advertising costs of $0 and $34,000 were incurred during the three months ended March 31, 2015 and 2014, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of March 31, 2015, there were 17,000,000vested common stock options outstanding, which were includedin the calculation of net loss per share-diluted because they were dilutive. In addition, March 31, 2015 the Company had 41,801,793 warrants outstanding issued in connection with convertible promissory notes and stock sales that were also included because they were dilutive.

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

	March 31,	December 31,
	2015	2014
	(unaudited)

Raw materials	$320,215	$268,894
Work in process	258,056	10,600
Finished Goods	724,599	1,069,333

TOTAL	$1,302,870	$1,348,827

(3)           Property and Equipment, Net

Property and equipment are comprised of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Equipment	$283,862	$233,688
Furniture	95,242	95,242
Moulds	45,060	45,060
Test Range	110,802	110,802

	534,966	484,792
Less accumulated depreciation	(412,703)	(404,353)

Property and equipment, net	$122,263	$80,439

Depreciation expense for the three months ended March 31, 2015was $8,350.

(4)         Intangible Assets, Net

Intangible Assets are comprised of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Patents and Trademarks	$161,278	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	55,000	55,000

	796,278	796,278
Less accumulated amortization	(634,975)	(631,647)

Intangible assets, net	$161,303	$164,631

(5)         Notes Payable

 Notes payable at March 31, 2015 and December 31, 2014 as detailed below, is summarized as follows:

	March 31, 2015 (unaudited)	December 31, 2014

Convertible promissory notes	$32,566	$32,566
Convertible promissory notes – accrued expenses	407,025	437,025
Revolving credit	205,350	226,789
Acquisition debt	30,000	30,000
Line of credit	150,016	230,138
	824,957	956,518
Less current maturities	(824,957)	(956,518)
	$-	$-

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at March 31, 2014andDecember 31, 2013:

	March 31,2015 (unaudited)	December 31, 2014

Convertible promissory note,$50,000, issuedDecember 2, 2004, due on November 30,2009,8% annual interest rate	17,325	17,325

Convertible promissory note, $50,000, issuedDecember 2, 2004, due on November 30, 2009,8% interest rate	15,241	15,241

	32,566	32,566
Less: current maturities	(32,566)	(32,566)
	$-	$-

At March 31, 2015, there were 0warrants outstanding and exercisable associated with the 2004 debt.

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

The 2011 convertible promissory notes consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	$210,000	$210,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	130,000	160,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	67,025	67,025
	407,025	437,025
Less: current maturities	(407,025)	(437,025)
	$-	$-

The Company had issued 104,333,335 warrants with the convertible debt. The 41,801,793 warrants which remain outstanding are currently exercisable at $0.009 and expire in 2018.  Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter. On August 23, 2013, 28,923,342 warrants were exercised and on September 2, 2014, 33,608,200 warrants were exercised. At March 31, 2015 the remaining 41,801,793 warrants were valued at approximately $579,917, with an unamortized debt discount of $425,229, and a net value of $154,688.  These amounts are presented as a derivative liability, net on the balance sheet.

Revolving Credit Facilities

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans.  Two of these loans are not transferable and all have been called by the lenders.  The revolving credit facilities consist of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015 (unaudited)	December 31, 2014

Line of credit from Regions Bank, $100,000,interest only at 8% annually, due on demand	$61,584	$63,940

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand	141,082	142,582

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	2,684	20,267

	205,350	226,789
Less: current maturities	(205,350)	(226,789)
	$-	$-

Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs.  These acquisition notes have the following balances at March 31, 2015 and December 31, 2014;

	March 31, 2015 (unaudited)	December 31, 2014

Acquisition note for the purchase of Acerproduct designs, original amount $30,000, interest at 8%	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$-	$-

Line of Credit

The Company has a $100,000 credit line, which was secured by a personal guarantee of its Chief Executive Officer and a $220,000 credit line secured by a personal guarantee of its Chief Executive Officer. As of March 31, 2015 and December 31, 2014, $150,016 and $230,138 was borrowed and advanced to the Company.  These loans are included in the current portion of notes payable.

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

Common stock issuances

328,405,857shares were issued and outstanding at March 31, 2015.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees. During the quarter ended March 31, 2015, the company granted 3,000,000five year options, dated March 10, 2015with an exercise price of $0.01 per share.

The Board’s policy with respect to options is to grant options at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant.On March 25, 2014, the Board of Directors approved granting all four directors 500,000 shares exercisable at $.01 per share. The options are for 5 years and are fully-vested, non-statutory stock options. The options to purchase 500,000 shares of the Corporation’s Common Stock, effective March 25, 2014, at an exercise price of $0.01 per share were granted to the following persons: Michael J. Gordon, Paul W. Henry, Solomon Mayer and Keith Brill.On March 10, 2015, the Board of Directors approved granting all four directors 750,000 shares exercisable at $.01 per share. The options are for 5 years and are fully-vested, non-statutory stock options. The options to purchase 750,000 shares of the Corporation’s Common Stock, effective March 10, 2015, at an exercise price of $0.01 per share were granted to the following persons: Michael J. Gordon, Paul W. Henry, Solomon Mayer and Keith Brill.

There were no net cash proceeds from the exercise of stock options during the three months ended March 31, 2015.  At March 31, 2015 and December 31, 2014, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity as of and for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2015	20,550,000	$0.	4.2years		-
Granted / Vested	5,000,000	$0.01	6.0 years
Exercised	-	-
Forfeited/expired/cancelled	-

Options Outstanding – March 31, 2015	25,550,000	$0.05	4.4 years		$0

Outstanding Exercisable – January 1, 2015	20,550,000	$0.03	4.2 years	$
Outstanding Exercisable – March 31, 2015	25,550,000	$0.03	4.4years		$0

The total grant date fair value of options vested during the three months ended March 31, 2015and 2014 was $84,858 and $99,919 respectively.

The following table represents stock warrant activity as of and for the three months ended March 31, 2015:

	Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2015	41,801,793		$0.009.	3.9years	$0.006
Granted / Vested	-
Exercised	-	-	-
Forfeited/expired/cancelled	-	-

Warrants Outstanding – March 31, 2015	41,801,793		$0.009	3.9 years	$0.006

Outstanding Exercisable – January 1, 2015	41,801,793		$0.009	3.9 years	$0.006
Outstanding Exercisable – March 31, 2015	41,801,793		$0.009	3.9 years	$0.006

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

The Company used the following Black-Scholes assumptions in arriving at the fair value of the warrants as of March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015	2014

Expected Life in Years	2.31	2.43
Risk-free Interest Rates	1.37%	1.65%
Volatility	332.54%	347.49%
Dividend Yield	0%	0%

The Derivative Liability consists of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Fair Value of embedded warrants	$579,917	$623,830
Unamortized discount	(425,229)	(454,200)

	$154,688	$169,630

(7)           Income Taxes

The Company incurreda net operating profitin the current quarter,andhas realizednet income in various prior periods presented.  Due to the deferred tax attributes of the derivatives and a deferred tax asset from prior periods, which was fully allowed for, no income tax benefit or expense has been presented.  Any tax liability associated with any profits was offset by the deferred tax assets and changing in the valuation allowance on those tax assets.

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

Rent expense for the three months ended March 31, 2015was approximately $29,892.

(9)           Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At March 31, 2015, the Company was in arrears on the final twelve monthly payments on the settlement.

(10)         Subsequent Events

The Company has evaluated all subsequent events through the filing date of this form 10Q for appropriate accounting and disclosures, and there are no subsequent event disclosures required.

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended December 31, 2014. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2015, have been included.

Summary.

BlastGard International, Inc. is in the business of providing protection for individuals and property.  We have developed and have been marketing BlastWrap products to protect people and property against explosive forces. The Company owns 98.2% of HighCom Security, Inc. (“HighCom”) which provides a wide range of security and personal protective gear.  A description of each company can be found below and a description of our acquisition can be located under "Item 13 of our Form 10-K for the fiscal year ended December 31, 2014." We believe that the products of the two companies have a certain synergy and that BlastGard International is poised to be a full service provider for defensive and protective product needs. The term "the Company" shall include BlastGard and HighCom unless the context indicates otherwise. For a description of certain background on HighCom, reference is made to our Form 10-K for the fiscal year ended December 31, 2014.

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

Results of Operations

For the quarter ended March 31, 2015, we recognized revenues of $3,235,847 as compared to $521,717 for the comparable period of the prior year. During the quarter ended March 31, 2015, revenues included $20,354 from the sales of our proprietary BlastWrap product.

For the quarter ended March 31, 2015, gross profit was $1,446,877 as compared to a gross profit of $312,322 for the comparable period of the prior year. The improved gross profit is due to improved margins as a result of lower material costs and operational efficiencies.

During the quarter ended March 31, 2015, the Company’s operating costs sere $592,409 as compared to $449,590 for the quarter ended March 31, 2014, and included stock based compensation of $84,858 for the quarter ended March 31, 2015 as compared to $99,919 for the comparable period of the prior year, both from the issuance and vesting of options during the respective quarter.

During the quarter ended March 31, 2015, the Company had a net income of $843,492, which included a gain on derivative liability of $43,913, as compared to a net income from the comparable period of the prior year of $1,294,006. For the first quarter of 2014, the net income referenced above was achieved through a gain on derivative liability of $1,470,049. The improved operating performance for the first quarter of 2015 was a result of increased sales of our HighCom products. The derivative liability was the result of the Company’s stock decreasing in value versus the value of the Company’s outstanding warrants which arebased on the $.009 strike price. Thus, the warrants “derive” their value from BlastGard’s stock price.   During the quarter ended March 31, 2015, the Company incurred interest expense of $37,515 as compared to $38,033 for the quarter ended March 31, 2014.

Backlog of Sales

As of March 31, 2015, the Company had a backlog of sales believed to be in the amount of $930,331, all of which are expected to be delivered in the second quarter of 2015. Management is optimistic that additional sales of the Company’s HighCom products will continue in the second quarter and in future operating periods as the Company has bid on numerous sizeable contracts.

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

HighCom manufactures ballistic plates, ballistic shields and blankets. Hard armor plates are HighCom manufactured products which either carry our brand name or a private label. Our ballistic vests, ballistic helmets and EOD bomb suits and gear are currently manufactured and private labeled by third party vendors for us. Our soft arm vests are manufactured by one of two major suppliers and they either carry the supplier brand name or the HighCom brand name. Our UN soft armor vest is co-manufactured by us with a third party vendor. Our ballistic packs are also manufactured by one of two manufacturers. We distribute the following products made by other manufacturers: metal detectors, x-ray machines, EOD kits and detection devices.  In the future, we intend to manufacture PASGT (personal armored systems for ground troops) and ACH (advanced combat helmets) ballistic helmets as well as EOD suits.  For a complete description of the HighCom product line, reference is made to our Form 10-K for the fiscal year ended December 31, 2014.

Liquidity and Capital Resources.

At March 31, 2015, we had cash of $384,228, a positive working capital of $359,074, an accumulated deficit of $(15,173,413) and shareholder’sequity of $2,602,213.

For the quarter ending March 31, 2015, net cash provided by operating activities was $539,451 due to a gain on derivative, amortization of debt discount, our net income of $843,492, and the payment on our accounts payables and accruals. During the three months ended March 31, 2015, we used cash in investing activities for purchase of property and equipment of $50,174. During the three months ended March 31, 2015, we used cash in our financing activities for repayment of notes payable of $120 236.

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

To date, we have relied on management’s ability to raise capital through equity private placement financings to fund our operations. On October 29, 2014, the Company’s principal stockholder provided a short term loan of $450,000, which loan was repaid on December 30, 2014 with accrued interest thereon. We estimate that we may require between $1.0 million and $1.5 million in additional financing to support our operations and to meet our debt obligations as they become due and payable over the next 15 months of operations. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)           For the three months ended March 31, 2015, we had no sales or issuances of unregistered securities,

(b)           Rule 463 of the Securities Act is not applicable to the Company.

(c)           In the three months ended March 31, 2015, there were no repurchases by the Company of its Common Stock.

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

BLASTGARD INTERNATIONAL, INC.

Dated: May 13, 2015	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer