Form 10-Q
period 2015-06-30
BLASTGARD INTERNATIONAL INC
filed 2015-08-14
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
(March One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 1, 2015 the issuer had 328,405,857 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BlastGard International Inc.
Consolidated Balance Sheets
	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets
Current assets
Cash	$73,702	$15,187
Accounts receivable	451,484	256,619
Inventory	1,678,756	1,348,827
Prepaid and other current assets	13,000	5,000
Total current assets	2,216,942	1,625,633

Property & equipment, net	115,729	80,439
Intangible property, net	157,239	164,631
Investments	45,000	45,000
Goodwill	2,061,649	2,061,649
Deposits	7,612	7,612
Total Assets	$4,604,171	$3,984,964

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$842,954	$863,476
Accrued expenses	102,480	158,853
Customer deposits and deferred revenue	7,361	179,998
Current portion notes payable	959,111	956,518
Total current liabilities	1,911,906	2,158,845

Contingent liability	-	-
Derivative liability, net	555,138	169,630
Total liabilities	2,467,044	2,328,475

Stockholders' Equity
Preferred Stock, 1,000 shares authorized;
$.001 par value; 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares
authorized; 328,405,857 and 328,405,857 shares
issued and outstanding, respectively	328,405	328,405
Additional paid-in capital	17,441,129	17,356,271
Minority interest	5,422	(11,282)
Accumulated deficit	(15,637,829)	(16,016,905)
Total stockholders' equity	2,137,127	1,656,489

Total Liabilities and Stockholders' Equity	$4,604,171	$3,984,964

The accompanying notes are an integral part of these financial statements.
BlastGard International Inc.

  Consolidated Statements of Operations
 (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$693,023	$497,338	$3,928,870	$1,019,055
Direct costs	447,660	447,947	2,236,630	657,341
Gross Profit	245,363	49,391	1,692,240	361,713

Operating expenses:
General and administrative	281,285	299,797	756,729	605,968
Research and Development	7,767	5,838	28,196	15,206
Stock based compensation	-	-	84,858	99,919
Amortization and depreciation	13,222	15,412	24,900	49,544
Total operating expenses	302,274	321,047	894,683	770,636

Operating income (loss)	(56,911)	(271,656)	797,557	(408,923)

Non-operating activity
Gain (loss) on derivative liability	(371,157)	38,361	(327,244)	1,508,410
Interest expenses	(37,018)	(40,699)	(74,533)	(78,732)
Total other income (expense)	(408,175)	(2,338)	(401,777)	1,429,678
Income(loss) before income taxes	(465,086)	(273,994)	395,780	1,020,755
Less minority interest income(loss)	670	3,141	(16,704)	2,398
Net Income(loss)	$(464,416)	$(270,853)	$379,076	$1,023,153

Earnings (loss) per share:
Basic	$-	$-	$-	$-
Dilutive	$-	$-	$-	$-

Weighted average shares outstanding
Basic	328,405,857	294,797,657	328,405,857	294,797,657
Dilutive	328,405,857	294,797,657	351,299,297	328,432,339

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$379,076	$1,023,153
Adjustment to reconcile Net Income to net
cash provided (used) by operations:
Minority interest (gain) loss	16,704	(2,398)
Stock based compensation	84,858	99,919
Depreciation and amortization	24,900	49,544
Amortization of debt discount	58,264	58,264
(Gain) loss on derivative	327,244	(1,508,410)
Changes in assets and liabilities:
Accounts receivable	(194,865)	(85,154)
Inventory	(329,929)	153,115
Other operating assets	(8,000)	7,766
Accounts payable and accruals	(76,895)	58,596
Customer deposits	(172,637)	1,726
Net Cash Provided (Used) by Operating Activities	108,720	(143,879)

Cash Flows from Investing Activities:
Purchase of property and equipment	(52,798)	(3,135)
Net Cash Used by Investing Activities	(52,798)	(3,135)

Cash Flows from Financing Activities:
Proceeds from notes payable	100,000	158,979
Repayments of notes payable	(97,407)	(12,655)
Net Cash Provided by Financing Activities	2,593	146,324

Net increase (decrease) in Cash	(58,515)	(690)

Cash at beginning of period	15,187	43,253

Cash at end of period	$73,702	$42,563

Supplemental cash flow information:
Interest paid	$14,182	$18,530
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities

None
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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014 cash flows for the six months ended June 30, 2015 and 2014 have been made.

These consolidated financial statements include the assets and liabilities of Blastgard International, Inc. and its subsidiaries as of June 30, 2015 and December 31, 2014.  All material intercompany transactions have been eliminated.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at June 30, 2015.

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

Goodwill

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

Advertising

Advertising costs were expensed as incurred. Advertising costs of $0 and $34,000 were incurred during the six months ended June 30, 2015 and 2014, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of June 30, 2015, there were 17,000,000 vested common stock options outstanding, which were included in the calculation of net income per share-diluted because they were dilutive. In addition, June 30, 2015 the Company had 41,801,793 warrants outstanding issued in connection with convertible promissory notes and stock sales that were also included because they were dilutive.

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

	June 30,	December 31,
	2015	2014
	(unaudited)

Raw materials	$370,192	$268,894
Work in process	59,073	10,600
Finished Goods	1,249,491	1,069,333

TOTAL	$1,678,756	$1,348,827

(3)	Property and Equipment, Net

Property and equipment are comprised of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31,
	(unaudited)	2014
Equipment	$263,058	$233,688
Furniture	118,670	95,242
Moulds	45,060	45,060
Test Range	110,802	110,802

	537,590	484,792
Less accumulated depreciation	(421,861)	(404,353)

Property and equipment, net	$115,729	$80,439

Depreciation expense for the six months ended June 30, 2015 and 2014 was $17,508 and $26,040.

(4)           Intangible Assets, Net

Intangible Assets are comprised of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31,
	(unaudited)	2014
Patents and Trademarks	$161,278	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	55,000	55,000

	796,278	796,278
Less accumulated amortization	(639,039)	(631,647)

Intangible assets, net	$157,239	$164,631

Amortization expense for the six months ended June 30, 2015 and 2014 was $7,392 and $23,504.

(5)	Notes Payable

Notes payable at June 30, 2015 and December 31, 2014 as detailed below, is summarized as follows:

	June 30, 2015	December 31,
	(unaudited)	2014
Convertible promissory notes	$32,566	$32,566
Convertible promissory notes – accrued expenses	395,025	437,025
Revolving credit	201,466	226,789
Acquisition debt	30,000	30,000
Line of credit	300,054	230,138
	959,111	956,518
Less current maturities	(959,111)	(956,518)
	$-	$-

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31,
	(unaudited)	2014
Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate	17,325	17,325

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% interest rate	15,241	15,241

	32,566	32,566
Less: current maturities	(32,566)	(32,566)
	$-	$-

At June 30, 2015, there were no warrants outstanding and exercisable associated with the 2004 debt.

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

The 2011 convertible promissory notes consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31,
	(unaudited)	2014
Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	$210,000	$210,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	118,000	160,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	67,025	67,025
	395,025	437,025
Less: current maturities	(395,025)	(437,025)
	$-	$-

The Company had issued 104,333,335 warrants with the convertible debt. The 41,801,793 warrants which remain outstanding are currently exercisable at $0.009 and expire in 2018.  Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter. On August 23, 2013, 28,923,342 warrants were exercised and on September 2, 2014, 33,608,200 warrants were exercised. At June 30, 2015 the remaining 41,801,793 warrants were valued at approximately $951,074, with an unamortized debt discount of $395,936, and a net value of $555,138.  These amounts are presented as a derivative liability, net on the balance sheet.

Revolving Credit Facilities

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans.  Two of these loans are not transferable and all have been called by the lenders.  The revolving credit facilities consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31,
	(unaudited)	2014
Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand	$59,199	$63,940

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand	139,583	142,582

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	2,684	20,267

	201,466	226,789
Less: current maturities	(201,466)	(226,789)
	$-	$-

Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs.  These acquisition notes have the following balances at June 30, 2015 and December 31, 2014;

	June 30, 2015	December 31,
	(unaudited)	2014
Acquisition note for the purchase of Acer product designs, original amount $30,000, interest at 8%	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$-	$-

Line of Credit

The Company has a $100,000 credit line, which was secured by a personal guarantee of its Chief Executive Officer and a $220,000 credit line secured by a personal guarantee of its Chief Executive Officer. As of June 30, 2015 and December 31, 2014, $300,054 and $230,138 was borrowed and advanced to the Company.  These loans are included in the current portion of notes payable.

Off Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

Background of Secured Financings of BlastGard and Conversion into Common Stock

As of March 21, 2013, the Company had outstanding $1,267,707 in principal debt, including accrued interest thereon owed to Alpha Capital Anstalt, pursuant to secured promissory notes (collectively the “Company Debt”). Pursuant to an amendment and consent, all of the debt owed to Alpha Capital, which was previously past due and were the subject of security agreements, guarantee and other transaction documents, to the extent outstanding, have had their maturity date extended through June 14, 2013 and their conversion price lowered from $0.010 per share to $0.009 per share.

On April 4, 2013, Alpha Capital Anstalt, closed on an agreement dated March 21, 2013  (the “Purchase and Exchange Agreement”) with 8464081 Canada Inc. (the “Purchaser”) to sell to the Purchaser and its assignees the Company’s Debt in the principal amount, including accrued interest thereon, of $1,267,770 (which excludes $182,000 of the principal due on this note that was maintained by Alpha Capital) owned by it plus warrants to purchase 104,333,335 shares (exercisable at $0.009 per share). The agreements required that within three (3) months of March 21, 2013, that the Purchaser shall convert all the notes acquired by it at the current conversion price of $0.009 per share. Alpha Capital Anstalt (the “Seller”) has also committed to convert the $182,000 of principal retained by it into shares of the Company’s Common Stock at the same conversion price. Also, the agreement required the Purchaser to offer to purchase the other December 2004 Debt for a purchase price equal to the total amount of principal and interest due on each note with a 10% premium.

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

Also, pursuant to the Purchase and Exchange Agreement by and among Alpha Capital Amstalt (the “Seller”), 8464081 Canada (the “Purchaser”) and the Company, the parties agreed to the following:

•	Purchaser has the right to nominate and appoint to the Board at least 50% of the Board members;

•	Purchaser has a right of first refusal to participate in future financings up to its pro rata share of Common Stock of the Company.

•	Purchaser undertakes to provide the Company with sufficient capital to allow the Company to conduct its business and remain a going concern until December 31, 2013.

This transaction resulted in the Purchaser, namely, 8464081 Canada Inc., acquiring control of the Company through its acquisition of Warrants to purchase 104,333,335 shares of Common Stock exercisable at $.009 per share (which exercise price was later lowered to $.009 per share) and its acquisition of secured debt in the principal amount of $1,267,770, which together with accrued interest thereon, was convertible at $.009 per share. The Purchaser paid Seller approximately $1.82 million to acquire control of the Company, including giving Seller a promissory note in the amount of $400,000, which note was due on August 31, 2013 and has been paid.

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

Common stock issuances

328,405,857 shares were issued and outstanding at June 30, 2015.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees. During the six months ended June 30, 2015, the company granted 3,000,000 five year options, dated March 10, 2015 with an exercise price of $0.01 per share.

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

There were no net cash proceeds from the exercise of stock options during the six months ended June 30, 2015.  At June 30, 2015 and December 31, 2014, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity as of and for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2015	20,550,000	$0.	4.2 years		-
Granted / Vested	5,000,000	$0.01	6.0 years
Exercised	-	-
Forfeited/expired/cancelled	-

Options Outstanding – June 30, 2015	25,550,000	$0.05	4.4 years		$0

Outstanding Exercisable – January 1, 2015	20,550,000	$0.03	4.2 years	$
Outstanding Exercisable – June 30, 2015	25,550,000	$0.03	4.4 years		$0

The total grant date fair value of options vested during the six months ended June 30, 2015 and 2014 was $84,858 and $99,919 respectively.

The following table represents stock warrant activity as of and for the six months ended June 30, 2015:

	Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2015	41,801,793		$0.009.	3.9years	$0.006
Granted / Vested	-
Exercised	-	-	-
Forfeited/expired/cancelled	-	-

Warrants Outstanding – June 30, 2015	41,801,793		$0.009	3.9 years	$0.005

Outstanding Exercisable – January 1, 2015	41,801,793		$0.009	3.9 years	$0.006
Outstanding Exercisable – June 30, 2015	41,801,793		$0.009	3.9 years	$0.005

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

The Company used the following Black-Scholes assumptions in arriving at the fair value of the warrants as of June 30, 2015 and December 31, 2014

	June 30,	December 31,
	2015	2014
Expected Life in Years	2.18	2.43
Risk-free Interest Rates	1.63%	1.65%
Volatility	320.62%	347.49%
Dividend Yield	0%	0%

The Derivative Liability consists of the following as of June 30, 2015 and December 31, 2014:
	June 30,	December 31,
	2015	2014
Fair Value of embedded warrants	$951,074	$623,830
Unamortized discount	(395,936)	(454,200)

	$555,138	$169,630

(7)         Income Taxes

The Company incurred a net operating loss in the current quarter, but has realized net income in various prior periods presented.   Due to the deferred tax attributes of the derivatives and a deferred tax asset from prior periods, which was fully allowed for, no income tax benefit or expense has been presented.  Any tax liability associated with any profits was offset by the deferred tax assets and changes in the valuation allowance on those tax assets.

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

Rent expense for the six months ended June 30, 2015 and 2014 was approximately $53,038 and $48,769.

(9)           Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At June 30, 2015, the Company was in arrears on the final twelve monthly payments on the settlement.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended June 30, 2015, have been included.

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

Results of Operations

The following information represents our results of operations for the three and six months ended June 30, 2015:

For the three months ended June 30, 2015 and 2014, we recognized sales of $693,023 and $497,338 and a gross profit of $245,363 and $49,391, respectively.  For the six months ended June 30, 2015 and 2014, we recognized sales of $3,928,870 and $1,019,055 and a gross profit of $1,692,240 and $361,713, respectively.  For each of the reported periods, sales and gross profit were up from the comparable periods of the prior year as a result of governments’ and police budgets  permitting them to purchase the necessary protective gear, including, without limitation, shields, helmets, vests and plates to protect their military and police officers.

For the three months ended June 30, 2015, our operating expenses were $302,274 as compared to $321,047 for the three months ended June 30, 2014. For the six months ended June 30, 2015, our operating expenses were $894,683 as compared to $770,636 for the six months ended June 30, 2014.

During the quarter ended June 30, 2015, total other income (expense) was $(408,175). This included a loss on derivative liability in the amount of $371,157, and interest expense of $37,018. During the six months ended June 30, 2015, total other income (expense) was $(401,777).  This included a loss on derivative liability of $327,244, and interest expense of $74,533.

For the quarter ended June 30, 2014 total other income (expense) was $(2,338). This included a gain on derivative liability in the amount of $38,361, offset by interest expense of $40,699. During the six months ended June 30, 2015, total other income (expense) was $1,429,678.  This included a gain on derivative liability of $1,508,410, offset by interest expense of $78,732.

Our net (loss) for the three months ended June 30, 2015 and 2014 was $(464,416) as compared to $(270,853), respectively. Our net income for the six months ended June 30, 2015 and 2014 was $379,076 as compared to $1,023,153, respectively.  The changes in net income (loss) experienced in the second quarter and six months ended June 30, 2015 as compared to the comparable periods of the prior year is primarily due to the reasons set forth above and the losses experienced from changes in derivative liabilities.

Sales Backlog

As of the filing date of this Form 10-Q, the Company was working on fulfilling anticipated sales orders of $2,000,000 that are expected to ship in the 2nd half of 2015. The Company has hired temporary personnel to complete these orders and this will substantially increase our operating expenses in the third quarter.  Management is optimistic that additional sales will occur in the third quarter of 2015, although no assurances can be given in this regard.

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

•	Type III and IV body armor – provides protection against rifle rounds and are generally only used in tactical situations.

Our Security Products include the following:

•	Ballistic helmets
•	Body armor and hard armor plates
•	Riot helmets and shields
•	Mounted patrol, vehicular crew, and general duty helmets
•	Metal detectors: walk-through and handheld

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

Liquidity and Capital Resources.

At June 30, 2015, we had cash of $73,702, working capital of $305,036, an accumulated deficit of $(15,637,829) and shareholders’ equity of $2,137,127.

For the six months ended June 30, 2015, net cash provided by operating activities was $108 720 primarily due to our net income of $379,076, adjusted by a loss on derivative liability, stock based compensation, amortization and depreciation, and a large increase in our accounts receivable and inventory. During the six months ended June 30, 2015, we used cash in investing activities for purchase of assets of $(52,798) and we generated cash from financing activities of $2,593.

For the six months ended June 30, 2014, net cash used by operating activities was $(143,879) primarily due to our net income of $1,023,153, offset by a gain on derivative liability of $1,508,410. During the six months ended June 30, 2014, we used cash in investing activities for purchase of assets of $(3,135) and we generated cash from financing activities of $146,324 from loans from related parties.

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

Application of critical accounting policies

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on the Company’s audited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and corresponding disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we continue to evaluate our estimates which in large part are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

(a)	For the six months ended June 30, 2015, we had no sales or issuances of unregistered securities.

(b)	Rule 463 of the Securities Act is not applicable to the Company.

(c)	In the six months ended June 30, 2015, there were no repurchases by the Company of its Common Stock.

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

3.1	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 21, 2004).
3.1 (A)	Amendment to Articles of Incorporation (Incorporated by reference to Form 8-K dated August 2, 2011).
10.1	Form of Purchase and Exchange Agreement dated March 21, 2013. (Incorporated by reference to Form 8-K dated April 4, 2013.)

10.2	Form of Amendment and Consent between the Company and the December 2004 debt holders dated March 1, 2013. (Incorporated by reference to Form 8-K dated April 4, 2013.)

21.1	Subsidiaries of Registrant*

31(a)	Rule 13a-14(a) Certification – Principal Executive and Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive and Principal Financial Officer *
99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

99.2	Amendment to Exhibit 99.1 (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2012
101.	SCHDocument, XBRL Taxonomy Extension *

101.	CALCalculation Linkbase, XBRL Taxonomy Extension Definition *

101.	DEFLinkbase, XBRL Taxonomy Extension Labels *

101.	LABLinkbase, XBRL Taxonomy Extension *

101.	PREPresentation Linkbase *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: August 14, 2015	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer