Form 10-Q
period 2015-09-30
BLASTGARD INTERNATIONAL INC
filed 2015-11-17
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(March One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2015
OR

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2015 the issuer had 331,405,857 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

BlastGard International, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)
Assets
Current assets
Cash	$66,807	$15,187
Accounts receivable	390,188	256,619
Inventory	1,747,925	1,348,827
Prepaid and other current assets	13,000	5,000
Total current assets	2,217,920	1,625,633

Property & equipment, net	106,411	80,439
Intangible property, net	153,178	164,631
Investments	—	45,000
Goodwill	2,061,649	2,061,649
Deposits	7,612	7,612

Total Assets	$4,546,770	$3,984,964

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$926,733	$863,476
Accrued expenses	43,557	158,853
Customer deposits and deferred revenue	—	179,998
Current portion notes payable	979,206	956,518
Total current liabilities	1,949,496	2,158,845

Contingent liability	—	—
Derivative liability, net	144,991	169,630
Total liabilities	2,094,487	2,328,475

Stockholders' Equity
Preferred Stock, 1,000 shares authorized;
$.001 par value; 0 and 0 issued and outstanding	—	—
Common Stock, $.001 par value, 500,000,000 shares
authorized; 331,405,857 and 328,405,857 shares
issued and outstanding, respectively	331,405	328,405
Additional paid-in capital	17,641,260	17,356,271
Minority interest	3,636	(11,282)
Accumulated deficit	(15,524,018)	(16,016,905)
Total stockholders’ equity	2,452,283	1,656,489

Total Liabilities and Stockholders' Equity	$4,546,770	$3,984,964

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$532,891	$1,264,420	$4,461,761	$2,283,475

Direct costs	320,722	911,498	2,557,352	1,568,839

Gross Profit	212,169	352,922	1,904,409	714,636

Operating expenses:

General and administrative	263,289	376,751	1,020,018	982,718
Research and Development	7,564	1,310	35,760	16,516
Stock based compensation	173,131	—	257,989	99,919
Amortization and depreciation	13,380	13,568	38,280	63,112

Total operating expenses	457,364	391,629	1,352,047	1,162,265

Operating income (loss)	(245,195)	(38,706)	552,362	(447,629)

Non-operating activity

Other income (expense)	(45,000)	—	(45,000)	—
Gains (losses) on settlement of debt	—	990,037	—	990,037
Gain (loss) on derivative liability	439,762	586,759	112,518	2,095,169
Interest expenses	(37,542)	(39,085)	(112,075)	(117,817)
Total other income (expense)	357,220	1,537,711	(44,557)	2,967,389

Income(loss) before income taxes	112,025	1,499,005	507,805	2,519,760
Less minority interest income(loss)	1,786	(1,724)	(14,918)	674

Net Income(loss)	$113,811	$1,497,281	$492,887	$2,520,434

Earnings (loss) per share:
Basic	$0.01	$0.01	$0.01	$0.01
Dilutive	$0.01	$0.01	$0.01	$0.01

Weighted average shares outstanding
Basic	328,960,205	300,277,222	328,592,670	296,644,250
Dilutive	349,136,788	326,718,659	359,102,302	317,697,147

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Cash Flows from Operating Activities:
Net (loss) income	$492,887	$2,520,434
Adjustment to reconcile Net Income to net cash provided by operations:
Minority interest (gain) loss	14,918	(674)
Impairment loss on investment	45,000	—
Stock based compensation	257,989	99,919
Depreciation and amortization	38,280	63,112
Amortization of debt discount	87,879	87,878
Gain on settlement of debt	(990,037)
Gain on derivative	(112,518)	(2,095,169)
Changes in assets and liabilities:
Accounts receivable	(133,569)	(140,355)
Inventory	(399,098)	(163,605)
Other operating assets	(8,000)	8,086
Accounts payable and accruals	(52,039)	396,769
Customer deposits	(179,998)	(102)
Net Cash (Used) Provided by Operating Activities	51,731	(213,744)

Cash Flows from Investing Activities:
Purchase of property and equipment	(52,799)	(3,135)
Net Cash Used by Investing Activities	(52,799)	(3,135)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	226,610	242,746
Repayments of notes payable	(173,922)	(19,152)
Net Cash Provided by Financing Activities	52,688	223,594

Net increase/decrease in Cash	51,620	6,715

Cash at beginning of period	15,187	43,253

Cash at end of period	$66,807	$49,968

Supplemental cash flow information:
Interest paid	$20,508	$27,003
Taxes paid	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities

Debt converted to stock	$30,000	$302,474

The accompanying notes are an integral part of these financial statements.

BlastGard International Inc.
Consolidated Statements of Stockholders Equity
For the nine months ended September 30, 2015 and the year ended December 31, 2014
(unaudited)

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	Shares	Par	Capital	Interest	Deficit	Deficit

Balances at December 31, 2013	294,797,657	$294,797	$16,452,001	$(24,027)	$(18,530,706)	$(1,807,935)

Options issued for services			199,917			199,917

Stock issued for exercise of Warrants	33,608,200	33,608	704,353			737,961

Net Income (Loss)				12,745	2,513,801	2,526,546

Balances at December 31, 2014	328,405,857	$328,405	$17,356,271	$(11,282)	$(16,016,905)	$1,656,489

Stock issued for debt	3,000,000	3,000	27,000			30,000

Options issued for services			257,989			257,989

Net Income (Loss)				14,918	492,887	507,805

Balances at September 30, 2015	331,405,857	$331,405	$17,641,260	$3,636	$(15,524,018)	$2,452,283

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The consolidated balance sheet as of September 30, 2015, the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, and consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 have been prepared by us without audit. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2015 and results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations and cash flows for the periods indicated above are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at September 30, 2015.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets at least annually. Impairment losses were recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted future cash flows estimated to be generated by those assets were less than the assets’ carrying amount. If such assets were impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying value or fair value, less costs to sell. The Company recorded an impairment loss of $45,000 due to an investment deemed worthless as of September 30, 2015.

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

Advertising

Advertising costs were expensed as incurred. Advertising costs of $0 and $35,002 were incurred during the nine months ended September 30, 2015 and 2014, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2015, there were 31,000,000 vested common stock options outstanding, which were included in the calculation of net income per share-diluted because they were dilutive. In addition, September 30, 2015 the Company had 41,801,793 warrants outstanding issued in connection with convertible promissory notes and stock sales that were also included because they were dilutive.

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

	September 30,	December 31,
	2015	2014
	(unaudited)

Raw materials	$409,496	$268,894
Work in process	10,395	10,600
Finished Goods	1,328,034	1,069,333

TOTAL	$1,747,925	$1,348,827

(3)	Property and Equipment, Net

Property and equipment are comprised of the following at September 30, 2015 and December 31, 2014:

	September 30,
	2015	December 31,
	(unaudited)	2014
Equipment	$263,058	$233,688
Furniture	118,671	95,242
Moulds	45,060	45,060
Test Range	110,802	110,802

	537,591	484,792
Less accumulated depreciation	(431,180)	(404,353)

Property and equipment, net	$106,411	$80,439

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $26,827 and $35,544.
(4)	Intangible Assets, Net

Intangible Assets are comprised of the following at September 30, 2015 and December 31, 2014:

	September 30,
	2015	December 31,
	(unaudited)	2014
Patents and Trademarks	$161,278	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	55,000	55,000

	796,278	796,278
Less accumulated amortization	(643,100)	(631,647)

Intangible assets, net	$153,178	$164,631

Amortization expense for the nine months ended September 30, 2015 and 2014 was $11,453 and $27,568.

(5)	Notes Payable

Notes payable at September 30, 2015 and December 31, 2014 as detailed below, is summarized as follows:

	September 30, 2015 (unaudited)	December 31, 2014

Convertible promissory notes	$32,566	$32,566
Convertible promissory notes – accrued expenses	365,025	437,025
Revolving credit	194,866	226,789
Acquisition debt	30,000	30,000
Line of credit	256,749	230,138
Short Term Loan	100,000	—
	979,206	956,518
Less current maturities	(979,206)	(956,518)
	$—	$—

Convertible Promissory Notes

On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company’s convertible promissory notes payable consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2015 (unaudited)	December 31, 2014

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate, convertible at $1.50 per share	17,325	17,325

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% interest rate, convertible at $1.50 per share	15,241	15,241

	32,566	32,566
Less: current maturities	(32,566)	(32,566)
	$—	$—

At September 30, 2015, there were no warrants outstanding and exercisable associated with the 2004 debt.

Conversion of Accrued Expenses.

On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the noteholder(s) discretion. On May 3, 2011, BlastGard’s Board of Directors ratified, adopted and approved $100,000 in additional compensation to Michael J. Gordon as CEO, of which $50,000 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the noteholder(s) discretion and $50,000 issued in Common Stock at $.05 per share. On November 11, 2013, the Board of Directors approved the lowering the conversion price for $.05 per share to $.01 per share on these notes.

The 2011 convertible promissory notes consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015 (unaudited)	December 31, 2014

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	$180,000	$210,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	118,000	160,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	67,025	67,025
	365,025	437,025
Less: current maturities	(365,025)	(437,025)
	$—	$—

The Company had issued 104,333,335 warrants with the convertible debt. The 41,801,793 warrants which remain outstanding are currently exercisable at $0.009 and expire in 2018. Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter. On August 23, 2013, 28,923,342 warrants were exercised and on September 2, 2014, 33,608,200 warrants were exercised. At September 30, 2015, the remaining 41,801,793 warrants were valued at approximately $511,312, with an unamortized debt discount of $366,321, and a net value of $144,991. These amounts are presented as a derivative liability, net on the balance sheet.

Revolving Credit Facilities

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc. HighCom had been paying interest only on the loans. Two of these loans are not transferable and all have been called by the lenders. The revolving credit facilities consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015 (unaudited)	December 31, 2014

Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand	$56,784	$63,940

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand	138,082	142,582

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	—	20,267

	194,866	226,789
Less: current maturities	(194,866)	(226,789)
	$—	$—

Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs. These acquisition notes have the following balances at September 30, 2015 and December 31, 2014;

	September 30, 2015 (unaudited)	December 31, 2014

Acquisition note for the purchase of Acer product designs, original amount $30,000, interest at 8%	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$—	$—

Line of Credit

The Company has a $100,000 credit line, which was secured by a personal guarantee of its Chief Executive Officer and a $220,000 credit line secured by a personal guarantee of its Chief Executive Officer. As of September 30, 2015 and December 31, 2014, $256,749 and $230,138 was borrowed and advanced to the Company. These loans are unsecured and included in the current portion of notes payable.

Short Term Loan

The Company borrowed $100,000 from a related party on August 6, 2015, bearing interest at 3%, with a maturity date of October 31, 2015. This loan balance is included in the current portion of notes payable. This short term loan was paid in full on October 26, 2015.

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

Common stock issuances

331,405,857 shares were issued and outstanding at September 30, 2015.

In September 2015, the Company issued 3,000,000 common shares to its CEO as a conversion of $30,000 of his $210,000 convertible debenture.

Stock Compensation

The Company periodically offers options to purchase stock in the Company to vendors and employees. The Board’s policy with respect to options is to grant options at the fair market value of the stock on the date of grant.

On March 25, 2014, the Board of Directors approved granting all four directors options to purchase 500,000 shares exercisable at $.01 per share. The options are for 5 years and are fully-vested, non-statutory stock options. These options were granted to the following persons: Michael J. Gordon, Paul W. Henry, Solomon Mayer and Keith Brill.

On March 10, 2015, the Board of Directors approved granting all four directors options to purchase 750,000 shares exercisable at $.01 per share, for a total of 3,000,000 options. The options are for 5 years and are fully-vested, non-statutory stock options. These options were granted to the following persons: Michael J. Gordon, Paul W. Henry, Solomon Mayer and Keith Brill.

On September 1, 2015, the Board of Directors approved granting four employees non-statutory stock options to purchase 26,500,000 shares exercisable at $.009 per share. 25,000,000 of these options are for 10 years, with 50% vested immediately, and the remaining 50% vesting pro-rata over the four subsequent years. 1,500,000 of these options are for 3 years and are fully vested. These options were granted to the following persons: Michael J. Gordon, Mike Bundy, Chad Wright and Paul Sparkes.

There were no net cash proceeds from the exercise of stock options during the nine months ended September 30, 2015.

The following table represents vested stock option activity as of and for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2015	20,550,000	$0.	4.2 years		-
Granted / Vested	19,000,000	$0.01	6.0 years
Exercised	-	-
Forfeited/expired/cancelled	-

Options Outstanding – September 30, 2015	39,550,000	$0.05	4.4 years		$0

Outstanding Exercisable – January 1, 2015	20,550,000	$0.03	4.2 years	$
Outstanding Exercisable – September 30, 2015	39,550,000	$0.03	4.4 years		$0

The total grant date fair value of options vested during the nine months ended September 30, 2015 and 2014 was $257,989 and $99,919 respectively.

The following table represents stock warrant activity as of and for the nine months ended September 30, 2015:

	Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2015	41,801,793		$0.009.	3.9years	$0.006
Granted / Vested	-
Exercised	-	-	-
Forfeited/expired/cancelled	-	-

Warrants Outstanding – September 30, 2015	41,801,793		$0.009	3.9 years	$0.005

Outstanding Exercisable – January 1, 2015	41,801,793		$0.009	3.9 years	$0.006
Outstanding Exercisable – September 30, 2015	41,801,793		$0.009	3.9 years	$0.005

The Company used the following Black-Scholes assumptions in arriving at the fair value of the warrants as of September 30, 2015 and December 31, 2014

	September 30,	December 31,
	2015	2014

Expected Life in Years	3.1	2.43
Risk-free Interest Rates	1.63%	1.65%
Volatility	310.87%	347.49%
Dividend Yield	0%	0%

The Derivative Liability consists of the following as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Fair Value of embedded warrants	$511,312	$623,830
Unamortized discount	(366,321)	(454,200)

	$144,991	$169,630

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

(7) Income Taxes

The Company realized a net operating income in the current quarter, and has realized net income in various prior periods presented. Due to the deferred tax attributes of the derivatives and a deferred tax asset from prior periods, which was fully allowed for, no income tax benefit or expense has been presented. Any tax liability associated with any profits was offset by the deferred tax assets and changes in the valuation allowance on those tax assets.

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

Rent expense for the nine months ended September 30, 2015 and 2014 was approximately $76,710 and $48,769.

(9) Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue. At September 30, 2015, the Company was in arrears on the final twelve monthly payments on the settlement.

(10) Subsequent Events

The Company has evaluated all subsequent events through the filing date of this form 10Q for appropriate accounting and disclosures, and there are no subsequent event disclosures required.

In October 2015, HighCom extended its lease through October 2018 and expanded the facility by an additional 8,705 square feet which should be adequate for present requirements and suitable for the operations involved. As of November 1, 2015, the new rental payment is $9,863 per month.

In October 2015, the Company acquired through an Asset Purchase Agreement $34,000 in additional manufacturing equipment and $17,000 in raw materials to further expand its soft armor and hard armor capacity.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2015, have been included.

Summary

BlastGard International, Inc. is in the business of providing protection for individuals and property. We have developed and have been marketing BlastWrap products to protect people and property against explosive forces. The Company owns 98.2% of HighCom Security, Inc. (“HighCom”) which provides a wide range of security and personal protective gear. A description of each company can be located in our form 10-K for the fiscal year ended December 31, 2014. We believe that the products of the two companies have a certain synergy and that BlastGard International is poised to be a full service provider for defensive and protective product needs. The term "the Company" shall include BlastGard and HighCom unless the context indicates otherwise. For a description of certain background on HighCom, reference is made to our Form 10-K for the fiscal year ended December 31, 2014.

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

Results of Operations

The following information represents our results of operations for the three and nine months ended September 30, 2015:

For the three months ended September 30, 2015 and 2014, we recognized sales of $532,891 and $1,264,420 and a gross profit of $212,169 and $352,922, respectively. For the nine months ended September 30, 2015 and 2014, we recognized sales of $4,461,761 and $2,283,475 and a gross profit of $1,904,409 and $714,636, respectively. Management believes that the 2015 nine month increase in sales for the reporting period is primarily the result of expanded customer base placing orders in the 1st half of 2015, resulting in a slower than expected sales cycle for the quarter ended September 30, 2015.

For the three months ended September 30, 2015, our operating expenses were $457,364 as compared to $391,629 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, our operating expenses were $1,352,047 as compared to $1,162,265 for the nine months ended September 30, 2014. The increased operating expenses were due to additional temporary personnel necessary to keep up with the demand for increased sales and the recording of stock based compensation associated with the vesting of certain warrants during 2015.

For the three months ended September 30, 2015, total other income (expense) was $357,220. This included a gain on derivative liability in the amount of $439,762, offset by an impairment charge of $45,000 and interest expense of $37,542. For the nine months ended September 30, 2015, total other income (expense) was $(44,557). This included a gain on derivative liability of $112,518, offset by the impairment charge of $45,000 and interest expense of $112,075.

Our net income for the three months ended September 30, 2015 and 2014 was $113,811 as compared to $1,497,281, respectively. Our net income for the nine months ended September 30, 2015 and 2014 was $ 492,887 as compared to $2,520,434, respectively. Gains on derivative liabilities are shown in our statement of operations have a substantial impact on our net income for each reported period.

Sales Backlog

As of the filing date of this Form 10-Q, the Company is working on fulfilling booked sales of approximately $3 million that is expected to be shipped in the 4th quarter of 2015. The Company has hired temporary personnel to complete these orders and this will substantially increase our operating expenses in the fourth quarter.  Management is optimistic that additional sales will occur in the fourth quarter of 2015, although no assurances can be given in this regard.

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

  Type IIA body armor- minimal protection against smaller caliber handgun threats.
  Type II body armor – provides protection against many handgun threats, including many common smaller caliber pistols with standard pressure ammunition, and against many revolvers.
  Type IIIA body armor- provides a higher level of protection and will generally protect against most pistol calibers including many law enforcement ammunitions, and against many higher poared revolvers.
  Type III and IV body armor – provides protection against rifle rounds and are generally only used in tactical situations.

Our Security Products include the following:

▪	Ballistic helmets
▪	Ballistic soft body armor vests
▪	Ballistic hard armor plates
▪	Ballistic shields
▪	Ballistic blankets
▪	Mounted patrol, vehicular crew, and general duty helmets
▪	Metal detectors: walk-through and handheld

In 2015, HighCom completed several new NIJ 0101.06 certifications. Our new hard armor products include: our new 4S17M economical Level IV stand alone in multi curve shapes; our new 3S11 lightweight all PE plate; our new 3S11M lightweight all PE multi curve plate; and our new AR1000 lightweight steel advanced plate. We also have products pending certification such as our Rifle Special Threat Plate for special operators in SWAT and high risk task forces; and our new Multi threat Level III and Level IV solution when Level IV is required with special threat and Level III performance. In development, we expect to launch in 2016 a new lightweight Level IV plate; a new multi-hit Level IV plate; a new series of ultra-lightweight helmet solutions; as well as several new soft armor solutions

Manufactured products versus products supplied by third party vendors.

HighCom manufactures ballistic plates, ballistic shields, ballistic vests, ballistic helmets and blankets. HighCom’s hard and soft armor products are made under our brand name or a private label. Our ballistic helmets are assembled at the HighCom plant. On occasion, HighCom distributes the following products made by other manufacturers: metal detectors, x-ray machines, EOD kits and detection devices. In the future, we intend to manufacture PASGT (personal armored systems for ground troops) and ACH (advanced combat helmets) ballistic helmets. For a complete description of the HighCom product line, reference is made to our Form 10-K for the fiscal year ended December 31, 2014.

Liquidity and Capital Resources.

At September 30, 2014, we had cash of $66,807, working capital of $268,424, an accumulated deficit of $(15,524,018) and shareholder equity of $2,452,283.

For the nine months ended September 30, 2015, net cash provided by operating activities was $51,731. During the nine months ended September 30, 2015, we used cash in investing activities for purchase of assets of $(52,799) and we generated cash from financing activities of $52,688 from loans from related parties.

For the nine months ending September 30, 2014, net cash used by operating activities was $(213,744) primarily due to our net income of $2,520,434, offset by a large gain on derivative liability, a large gain on the negotiated settlement for the contingent liability that was settled, stock based compensation, amortization and depreciation, and a large increase in accounts payable. During the nine months ended September 30, 2014, we used cash in investing activities for purchase of assets of $(3,135) and we generated cash from financing activities of $223,594 from loans from related parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                 In September 2015, the Company issued 3,000,000 common shares to its CEO as a conversion of $30,000 of his $210,000 convertible debenture. The conversion of debt into Common Stock is exempt under Section 3(a)(9) of the Securities Act as an exchange of securities without the payment of commissions. The exercise of Warrants is exempt under Section 4(2) of the Securities Act of 1933, as amended.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the nine months ended September 30, 2015, there were no repurchases by the Company of its Common Stock.

Item 3. Defaults upon Senior Securities

N/A

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information.

N/A

Item 6. Exhibits

Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Description
3.1	Articles of Incorporation (Incorporated by reference to Company’s Form 10-QSB for the quarter ended March 31, 2004.)
3.2	Amendment to Articles of Incorporation (Incorporated by reference to Form 8-K dated August 2, 2011.)
3.3	By-Laws (Incorporated by reference to Company’s Form 10-QSB for the quarter ended March 31, 2004.)
11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.
31.1	Rule 13a-14(a) Certification – Chief Executive Officer and Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer and Chief Financial Officer *
101.SCH	Document, XBRL Taxonomy Extension (*)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)
101.LAB	Linkbase, XBRL Taxonomy Extension (*)
101.PRE	Presentation Linkbase (*)

———————

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLASTGARD INTERNATIONAL, INC.

Dated: November 16, 2015	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer