Form 10-K
period 2015-12-31
BLASTGARD INTERNATIONAL INC
filed 2016-04-06
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Issuer's telephone number: (727) 592-9400

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No [X]

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
 Yes X .  No ___.

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [ X  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

As of June 30, 2015, the number of shares held by non-affiliates was approximately 130,757,546 shares.  The approximate market value based on the last sale (i.e. $.023 per share as of June 30, 2015) of the Company's Common Stock was approximately $3,007,424.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 28, 2016 was 366,976,178 shares.

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

Item 1.                          Business

Overview

BlastGard International, Inc. is in the business of providing protection for individuals and property.  We have developed and have been marketing BlastWrap products to protect people and property against explosive forces. The Company owns 98.2% of HighCom Security, Inc. ("HighCom") which provides a wide range of security and personal protective gear.  Our protective gear includes shields, helmets, vests and plates which provide police and military with the protective gear they need to do their jobs.

Founded in 1997 and originally based in San Francisco, HighCom Security, Inc., a California corporation, is a global provider of security equipment. HighCom is a leader in advanced ballistic armor manufacturing. With a 32,865 square foot manufacturing and distribution facility located in Columbus, Ohio, HighCom is well positioned for large scale and time sensitive global supply needs. We design, manufacture and/or distribute a range of security products and personal protective gear. Our logistics network is now managed from our corporate headquarters in Clearwater, Florida. HighCom serves a wide range of customers throughout the world. Our North American customer base includes the Department of Defense and the Department of Homeland Security. We cater to local law enforcement agencies, correctional facilities and municipal authorities, as well as large corporations. We export our products throughout the world and have in the past sold products in Asia, Africa, Europe, Latin America and the Middle East. Many of our products are controlled for export purposes and we require end user details prior to all sales. Strict compliance with U.S. and International laws and regulations is mandatory.

HighCom Certifications

HighCom has already implemented an in-depth ethics and compliance management and monitoring program that is tied to our International Standard Organization ("ISO") certified quality processes. These policies and procedures outline each step within the compliance process and how they relate to, and should be acted upon, to ensure compliance with all local, state, federal, and international laws and regulations.  Most importantly they address processes and policies that are related to compliance with the Federal Acquisition Regulation ("FAR"), Defense Federal Acquisition Regulation ("DFAR"), International Traffic in Arms Regulations ("ITAR"), Office of Foreign Assets Control ("OFAC"), Export Administration Regulations ("EAR"). Arms Export Control Act ("AECA"), Export Administration Act ("EAA"), Automated Export System ("AES"), and Office of Federal Activities ("OFA").  We also completed training internally and externally with regards to the Foreign Corrupt Practices Act ("FCPA") and other foreign business regulations that help our employees recognize red flags and potential risk situations.
In July 2014, HighCom Security became the first company in the world to achieve BA 9000 certification. Several years ago, the National Institute of Justice ("NIJ") assembled a collaborative team to address the issue of body armor safety and the needs of criminal justice agencies. NIJ decided to increase the amount of testing needed for body armor to meet their standards, including 1) more extensive and frequent testing; 2) environmental testing; and 3) implementation of BA 9000, a body armor quality management standard. BA 9000, released in January 2012, is an extension of ISO 9001. BA 9000 extends to manufacturers of body armor vests for federal, state, local, and tribal law enforcement and corrections bodies. Manufacturers who wish to become BA 9000 certified must comply with additional requirements beyond ISO 9001 that are specific to ballistics-resistant body armor manufacturing and testing, such as:
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

Management believes that we have an opportunity to combine the armor technology of HighCom with the blast mitigating technology of BlastGard and provide a combination of advancements in product technologies while focusing on USA made products for the United States Military and other governments and agencies worldwide. We have initiated numerous Research and Development projects according to National Institute of Justice's ("NIJ") body armor standards and testing. HighCom currently has 8 plates and vest solutions that qualify under the NIJ 0101.06 standard; and HighCom currently has 14 plates and vest solutions that qualify under the NIJ 0101.04 (Interim 2005) standard. We are currently marketing all of our NIJ 0101.04 and 0101.06 products to open market customers in law enforcement and military channels. We currently have several protective gear products under development.

Another investment in 2015 included the further expansion of our manufacturing facility for soft armor and helmets along with several pieces of manufacturing equipment to increase our production capabilities and efficiencies, along with the completion of our in-house ballistics and material science laboratory in 2013.  The lab is a critical element for testing and evaluation as well as a major marketing point for many customers who in visiting the plant will also be invited to witness live ballistic testing of our products. The lab will also enable us to address another critical area of our quality controls - validating and verifying our raw materials for hardness tests, density, performance and yields. This way we can make sure the materials we purchase from our vendors conform to specifications and that we can improve the weight and cost of our finished product while maintaining complete control over the intellectual property of new products.

Also in late 2013, we created our new web site which provides valuable information for our agents, distributors and customers. We have also engaged current social media marketing tools to further promote the company. We are seeing more growth every day to our social media pages and product reviews on our website.

In addition to several new NIJ certifications secured in 2015, the National Tactical Officers Association (NTOA) tested several of our products. The mission of the NTOA is to enhance the performance and professional status of law enforcement personnel by providing a credible and proven training resource as well as a forum for the development of tactics and information exchange. Upon completion of testing in the 2nd half of 2014, HighCom had 9 vest and plate products that were "Member Tested and Approved" by NTOA.  HighCom can now use the NTOA logo to attest that our products were tested and approved by NTOA. This further validates and highlights HighCom as the leader in quality, customer service and pricing.

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

We have recently entered into a number of agency agreements to market our product line in Mexico and the Middle East and North Africa ("MENA") region. We have also attended numerous tradeshows in an effort to re-establish HighCom's presence in the personal protection equipment market and we are currently participating in numerous bids exceeding 15 million dollars. Management believes that we will experience significant increase in our overall sales on a quarter by quarter basis as we develop these relationships, although no assurances can be given in this regard.

U.S. Department/U.S. Defense Department.

In March 2011, the Company had HighCom's export privileges reinstated by the U.S. State Department. HighCom also successfully applied to the US Defense Dept. to be removed from the Excluded Party List ("EPLS"). The successful reinstatement of HighCom's export authority and its removal from the EPLS has dramatically improved HighCom's ability to sell and market its products.

BlastGard has completed registration with both the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security ("BSI"). The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward.  HighCom also completed their ISO certification which had been revoked under HighCom due to missed audits.  BlastGard management has been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review and in March 2012 HighCom secured ISO certification. One of the most important aspects of our business philosophy is an unparalleled commitment to quality control. HighCom is BA 9000 and ISO 9001:2008 certified organization, providing only the highest quality products to protect the lives of the men and women who proudly serve our country both locally and across the world. HighCom actually became the first company in the world to achieve BA 9000 certification, a new National Institute of Justice (NIJ) body armor quality management standard.  BA 9000 is a body armor quality management systems standard that is an extension of ISO 9001 which provides greater confidence that the armor is being produced consistently.
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

•	Type III and IV body armor – provides protection against rifle rounds and are generally only used in tactical situations.

Our Security Products include the following:

▪	Striker ballistic helmets
▪	Guardian hard armor plates
▪	Ballistic soft armor vests
▪	Bellfire ballistic shields
▪	Civilian Armor System ballistic panels
▪	Stingray ballistic blankets

Manufactured products versus products supplied by third party vendors.

HighCom manufactures ballistic plates, soft armor vests, ballistic shields and constructs ballistic helmets. Our HighCom products carry our brand name or a private label. Since October 2015, our ballistic vests and ballistic blankets are no longer manufactured and private labeled by third party vendors for us.

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

Level III – NIJ 05
HighCom has a Level III NIJ Polyethylene based plate solution with a production capacity of 20,000 units per month.

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

NIJ 06 Specification &Compliant Products
HighCom currently has two certified Level IV, three Level III plates and one Level IIIA vest.  One vest is approved and one has passed the Level II test criteria. Our current situation with vests is that we have several vest models in the development stage:  3 Level IIIA and 3 Level II.  There are additional tests in the pipeline along with a considerable number of options, solutions and directions for continued development of hard armor plates for certification under NIJ 0101.06 standards. As of the 1st quarter of 2016, HighCom's Guardian Series Hard Armor™ product line now includes two new NIJ 0101.06 certified models, the Guardian 4S17™ and the Guardian 3S9™. Built to exceed industry standards at affordable prices, these inserts are designed according to the NIJ ratings for Level IV (4S17) and Level III (3S9), offering  law enforcement and military personnel different options for up armor requirements whether concerned about armor piercing threats or high powered rifle threats. NIJ introduced the Ballistic Resistance of Body Armor NIJ Standard-0101.06 to more effectively defend against increased velocities of ammunition calibers and provide improved performance against the threats law enforcement faces in today's world.

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

CIVILIAN ARMOR SYSTEMS
Newly launched in December 2013 after 18 months in development; HighCom is now offering a full line of Civilian Armor System (C.A.S.) products. Our civilian armor insert panels provide personal and professional defense against ballistic threats. HighCom inserts are designed, developed, and manufactured using state of the art processes and equipment to ensure high quality and high performance when deployed by operators throughout numerous tactical and urban situations. Our inserts are both internally and independently tested in accordance with the strictest criteria in adherence to the NIJ 0108.01 standard.  We also perform additional testing against V50 and special threats.

SOFT ARMOR
HighCom has five certified soft armor products with a production capacity of 2,000 units per month.  We were able to process a composite of proprietary material wherein ceramic materials are incorporated within the flexible composite. This alone increases ballistic stability, stab protection and provides further avenues towards lighter solutions.  These lighter solutions in turn combine composite material into soft armor material.  Research and testing at this stage is very preliminary with only basic testing conducted.  However, results thus far strongly indicate to us that additional research in the vein has great potential for advantageous positioning in the soft armor sector of our industry.  Additionally, we have cause to believe that analyzing bullet energy combining impact systems with both hard and soft ballistic systems will provide a superior product in this industry.

HELMETS
HighCom is working towards achieving a proprietary uni-directional material that a third party will lay up for us in tape form (100% Polyethylene). Based on previous research and testing conducted, management believes that we can produce a Level III helmet. We have yet to finish accomplishing the entire process.  We will need to validate the date, produce an aluminum mold as well as the prototype once the material is completed by a third party. Management believes that this helmet will be an excellent "Made in USA" product that can be marketed internationally at a very competitive price point.

Research and Development

During fiscal 2015 and 2014, HighCom spent $43,189 and $21,923, respectively on research and development efforts. Future research and development expenses will depend upon our liquidity and capital resources.

MARKET DEFINITION

Industry Description and Outlook

There are over 17,000 law enforcement agencies in the U.S. with over 750,000 police officers. The law enforcement market is scattered across the country and is typically serviced by distributors which provide products such as body armor, uniforms, guns, and other items.

According to a Vector Strategy report, they have defined five overall market trends that will affect global body armor demand between now and 2020. Body armor has a life cycle of five years.  This combined with an average 10% attrition rate in law enforcement, means that approximately 30% of body armor purchases are turned over each year. These trends will affect both the military and the paramilitary, or law enforcement, markets in countries throughout the world.

Next Generation Military Body Armor Programs
Many countries are developing next generation body armor systems to replace the body armor systems and components currently worn by the military ground forces in their country. Specific examples include the US Army's Soldier Protection Systems (SPS), the UK's Future Infantry Soldier Technology (FIST) program, France's FELIN program, Germany's Future Soldier System, Russia's Future Soldier System, and the Israeli Advanced Soldier. As these programs move from development into Low Rate Initial Production (LRIP), and then into Full Rate Production (FRP), military body armor procurement in these countries will experience an uptick in demand. These next generation body armor programs are currently in development and will primarily affect demand in the 2015 to 2020 timeframe. It is vital that these development programs are successfully executed in the next one to two years and that funding is allocated to support procurement in their respective country of origin.

The Next Generation Ripple Effect
As the United States and other leading countries develop and procure next generation body armor systems, other countries who are not developing their own next generation systems will seek to spiral in next generation technology developed by other countries. These countries tend to adapt US or European body armor technology or import US or European body armor components. These countries may also have the opportunity to procure body armor that incorporates military body armor technology that is currently restricted from export, but may become excluded from export restrictions in the future.
Vector Strategy labels this trend "The Next Generation Ripple Effect".  Our use of the word "ripple" denotes that this trend will occur 2 to 3 years after next generation systems are being procured in countries that organically developed those systems.

 Warrior Cop
"Warrior Cop" refers to the increasing integration of tactical, SWAT, and special operations within the law enforcement environment. This has also been referred to as the trend towards "police militarization". This trend will increase demand for body armor with higher protection levels and lower areal densities, and designs that provide more mobility and comfort, including helmets. "Warrior Cop" will affect body armor procurement in the United States, and in European countries with significant law enforcement organizations. Countries with a more paramilitary style of civilian law enforcement will be less affected by this trend.  The "Warrior Cop" trend will primarily affect demand in 2014 to 2017, with a lesser impact in 2018 to 2020.
Armored 1st Responders
In the United States and European countries, there is an increasing trend to provide body armor to first responders, such as EMS/EMT personnel and firefighters. This trend has been stimulated by the need to upgrade the capabilities of personnel who have to respond to casualties in the midst of a terrorist attack, mass shooting event, or other situation where the responder may encounter gunfire. Many body armor suppliers are offering specific ballistic vest designs as an upgrade to the normal vests that EMS/EMT and first responders typically wear. This demand driver will primarily affect body armor markets in the United States and western European countries. Vector Strategy believes that the global body armor market is just beginning to experience increased demand due to "Armored 1st Responders".

Material and Technology Improvements
The market is experiencing the release of several fiber and Uni-Directional (UD) products that offer performance improvements, as well as hard plate material technologies that optimize weight, price, and protection.  Major body armor manufacturers and material suppliers are co-branding new body armor components that incorporate these improvements. In addition, the soft body armor and helmet markets are both trending towards the hybrid use of fibers in their material solutions. These, and other near-term material and technology improvements will drive demand in both the military and law enforcement market segments, as globally, end users will seek to replace older body armor components with new solutions that offer lighter weight, better protection, and more comfort.
According to the July 2014 IBISWorld Industry Report on Body Armor Manufacturing in the US, "the Body Armor Manufacturing industry is expected to continue to decline over the next five years. The industry is highly reliant on demand from the US federal government and its decision to deploy troops in hostile environments. However, US troops continue to withdraw from Iraq and Afghanistan, thereby weakening demand for body armor from the federal government. Furthermore, federal funding for defense is expected to decrease over the next five years, while government consumption and investment is put toward other security devices. Recovery is expected to begin in the middle of the next five-year period due to developments in body armor products and growth in law enforcement agency markets. The industry is also developing better fitting armor for women and more efficient protective equipment in general. In addition, law enforcement agencies are looking to reduce injuries to officers on the job by purchasing more body armor. Overall, the industry is expected to decline at an average annual rate of 1.6% over the five years through 2019, to $676.7 million. International trade is also expected to play a larger role for the industry. High-value added US manufactured goods will remain in demand in foreign markets such as Canada. Consequently, the value of exports is projected to rise an annualized 4.3% to $48.2 million over the five years to 2019. Additionally, imports are forecast to grow at an average annual rate of 3.5% to about $19.0 million over the five-year period, accounting for a mere 2.9% of domestic demand."

HIGHCOM'S MARKETING AND SALES STRATEGY

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

How do we market ourselves
Armor products - personal armor plates, ballistic shields and soft armor vests – have been designed, developed and certified by HighCom. NIJ certification is the barrier to entry/foundation to the US armor industry since without NIJ certification marketability/sales opportunities to domestic law enforcement are limited. While export sales are possible without NIJ, NIJ certification is increasingly becoming required for export sales. All other HighCom products are distributed under non-exclusive supplier arrangements. Our HighCom marketing strategy includes the following:

•	HighCom website
•	Trade publications
•	Defense industry news websites
•	Trade Shows and Conferences
•	GSA advantage and
•	Bidding on federal government supply needs

Bidding on Governmental Projects

Bidding on governmental (federal, state, local) contracts normally requires you to apply for status as an approved vendor. Once your application is accepted – you are eligible to participate in bids. Vendor certifications have varied processes – some include/require submission of detailed financial data to qualify and be certified as a vendor. Our ISO certification is also a key factor in registration. Bids are submitted to a US agency – either through online sites, email or US Mail. For foreign sales – normally approached by agents (based in foreign companies) – who request quotes for supply of goods in their local markets. Agents generally operate on a non-exclusive basis, but HighCom has in the past granted limited exclusivity to certain agents either on project specific basis – or a specific country basis. On occasion, HighCom may contract directly with a foreign government to supply products on behalf of local agent. HighCom would then receive payment direct from government agency and pay a commission to local agent.

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

Competition is primarily based on quality of products, product innovation, price, consumer brand awareness, alternative solutions, and customer service and support. Pricing, product image, quality, and innovation are the dominant competitive factors in the industry. Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and introducing innovative new products and services;

•	our ability to predict the evolving requirements and desires of our customers;

•	the quality of our customer service;

•	product and service introductions by our competitors; and

•	foreign labor costs and currency fluctuations, which may cause a foreign competitor's products to be priced significantly lower than our products.

We can provide no assurances that we will be able to successfully compete with our competitors in the future.

Employees

As of December 31, 2015, the Company has eight full-time employees. The Company also relies on temporary workers for its manufacturing facility. Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

HighCom Sales

In 2015 and 2014, HighCom accounted for approximately 99% and 99%, respectively, of the Company's consolidated sales. It is anticipated that this trend will continue in the future as sales of BlastGard products described below are not expected to amount to a meaningful percentage of the Company's sales activities.

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
Our BlastGard® technology is designed to mitigate blast and rapid combustion phenomena through numerous mechanisms. The relative contribution of each mechanism depends upon the intensity and nature of the impinging hazard. Shock wave attenuation, for example, is dominant in mitigating mechanical explosions. Our products attempt to emulate unconfined conditions and accelerate attenuating processes that occur in free air. Thus BlastWrap® does not try to resist blasts (which physically intensify blast phenomena); it mitigates them. BlastWrap® can be used as part of confining assemblies (containers and blast walls). In effect, BlastWrap® is a 'virtual vent'.
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

•	For blasts that produce fireballs or intense hot gases at higher pressures, BlastGard® Technology has the ability, through testing, to cool the blast zone rapidly, thereby reducing structural damage.
•	In detonation of high explosives, where at least half of the energy released is in the shock wave, attenuation occurs even more rapidly, and in doing so substantially reduces explosion phenomena.
Key BlastWrap® Features

•	Lightweight, flexible, durable and environment safe
•	Requires no wires, electricity, detection devices and contains no sensors
•	Customizable and easy to retrofit
•	Materials are low in cost and are widely available
•	Extremely adaptable, without losing effectiveness
•	Compact structure
•	Easily produced
•	Can be constructed with additional environmental or specific blast conditions (e.g. weather or moisture barriers or dust free layers)
•	Can be produced with armor (Kevlar, Spectra, etc.) for ballistic or fragment situations
•	Irreversibly dissipates energy from blast
•	Eliminates need for dispensing of agents in blast mitigation process
•	Neither contains nor creates hazardous fragments
•	Environmentally friendly, non-toxic core materials

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

Intellectual Property Rights

Explosive devices are increasingly being used in asymmetric warfare to cause destruction to property and loss of life. These explosive devices sometimes can be disrupted, but often there is insufficient warning of an attack. Our BlastWrap® products were created around this core concept. The BlastWrap® patent application was filed with the U.S. Patent and Trademark Office on July 31, 2003. A second patent application for "Blast mitigating container assemblies" was filed with the U.S. Patent and Trademark Office on April 29, 2004 and a new U.S. Continuation-In-Part patent application for "Blast mitigating container assemblies" on January 26, 2005. We also filed an application for this "Blast mitigating container assemblies" technology under the Patent Cooperation Treaty on January 26, 2006.

On November 27, 2012, BlastGard was notified by its patent counsel that its patent application for its BlastWrap material was issued as U.S. Patent No. 8,316,752 B2. On March 18, 2008, our patent-pending application (No. 11/042,318) for our explosive effect mitigated containers (i.e. BlastGard MTR and MBR") was issued as U.S. Patent No. 7,343,843.

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
Government Awards
BlastWrap®, and its BlastGard® Mitigating Trash Receptacles were designated as Qualified Anti-Terrorism Technologies and placed on the "Approved Products List for Homeland Security." We were issued the "Designation" and "Certification" for our technology by the Department of Homeland Security under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (the SAFETY ACT) in July of 2006. In the 4th quarter of 2011, the designation and certification was extended for another five years to our BlastWrap product but excluded our BlastGard MTR receptacles until we provide new test data that conforms to new ASTM standards. No further testing has been planned at this time. The revisions allow the use of liners and lids which the original standards did not address. The lid and liner materials must be tested to certain ASTM plastic standards.

The SAFETY ACT "Designation" and "Certification" are intended to support effective technologies aimed at preventing, detecting, identifying, or deterring acts of terrorism, or limiting the harm that such acts might otherwise cause. The criteria technologies must meet to be awarded "Designation" and "Certification" status include: the availability of the technology for immediate deployment in public and private settings; the magnitude of risk exposure to the public if the technology is not deployed; the evaluation of scientific studies being feasibly conducted to assess the technology's capability to substantially reduce risks of harm; and the technology's effectiveness in facilitating the defense against acts of terrorism. BlastWrap is designed to mitigate the blast effects of an explosion by rapidly extinguishing the fireball, eliminating burns and post-blast fires, and reducing the subsequent overpressures by more than 50%, thus reducing damage to people and property.
The SAFETY ACT legislation was designed to encourage the development and rapid deployment of life-saving antiterrorism technologies by providing manufacturers or sellers with limited risk to legal liability. It was also designed to harness the nation's scientific and technological resources to provide federal, state, and local officials with the technology and capabilities to protect the United States from terrorist acts. One area of focus for the Department of Homeland Security is catastrophic terrorist threats to the nation's security that could result in large-scale loss of life and major economic impact. The SAFETY ACT fosters research of technologies to counter threats both by evolutionary improvements to current capabilities and development of revolutionary, new capabilities.

GSA Approved Product
General Services Administration enters into contracts with commercial firms to provide supplies and services at stated prices. This streamlined procurement vehicle is available to federal agencies and other organizations to obtain engineering and environmental services from pre-qualified vendors. GSA has completed federally mandated contracting requirements—competition, pricing, small business and other contracting evaluations—normally required prior to obtaining services. Some of BlastGard's finished products are in the GSA System.
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
The primary application for BlastWrap® is as an intermediate good for numerous civilian and military applications and uses. Our technology can be customized for specific industries and applications. We have examined the various markets where explosions occur, selected targeted applications and focused on development of products for those businesses and agencies at risk. While designing finished products engineered with BlastWrap®, we have taken into account that some products must be portable, while others will remain at a fixed location. Some products have been designed to contain identified explosive agents, while others are designed to mitigate unidentified explosive threats. With these standards in mind, we have developed or are developing the following product lines to address the needs of customers and targeted markets:
•	Mitigated Bomb Receptacles and MBR Gard Cart;
•	Blast Mitigated Unit Load Device ("BMULD") – LD3 Container;
•	Insensitive Munitions (IM) Weapons Container;
•	Mitigated Trash Receptacle; and
•	BlastGard Barrier System ("BBS").
Since our Company's acquisition of our subsidiary, HighCom, we have devoted substantially all of our resources toward the development of HighCom's business. For fiscal 2015, our BlastWrap® product sales totaled approximately $63,409.
Purchasing
We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. Management believes that there are numerous alternative suppliers for all of the key raw material and virtually all component needs.

Governmental Regulation
We are not aware of any existing or probable governmental regulations that would affect our business, except to the extent that we voluntarily design products to meet various governmental guidelines. For example, our products can be designed to conform to the United States Bureau of Alcohol, Tobacco and Firearm's requirements for the containment of explosive materials.

Research and Development
In 2015 and 2014, we spent $2,843 and $0 respectively on research and development of BlastWrap® products.

SEC Reports Available on Website

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other SEC filings are available on the SEC's website as well as our company website at www.blastgardintl.com.

Item 1.A   Risk Factors

An investment in our common stock involves major risks. Before you invest in our common stock, you should be aware that there are various risks, including those described below.  You should carefully consider these risk factors together with all of the other information included in this Form 10-K before you decide to purchase shares of our common stock.

Purchase of our stock is a highly speculative and there can be no assurances that our operations will be profitable. We have been operating at a profit since 2014. Prior to 2014, we had been operating at a loss since inception and we have an accumulated deficit of approximately $15 million. At December 31, 2015, we have shareholder equity of approximately $3,114,000 as compared to shareholder equity of approximately $1,656,000 at December 31, 2014. While we had an operating income of approximately $936,000 for 2015 on sales of over $7.6 million, we can provide no assurances that our future operations will be profitable. Accordingly, investors who own shares of our Common Stock could lose their entire investment.

Although we had a working capital surplus of approximately $743,000 at December 31, 2015, there can be no assurances that we will be able to meet our obligations as they become due and payable. At December 31, 2015, we had a working capital surplus of approximately $743,000 in contrast to a working capital deficit of approximately $533,000 at December 31, 2014.  While Management is projecting continuous increased sales in 2016 as compared to the comparable period of the prior year and the expectation is that we will be able to meet our obligations as they become due and payable, we can provide no assurances that we will be successful in this regard.

We are controlled by a Canadian corporation.  As set forth in Item 12, a Canadian corporation beneficially owns 242,330,155 shares of the Company's Common Stock, equivalent to approximately 59% of the Company's outstanding shares. We cannot predict what changes will be instituted by our controlling stockholder in the Company's management and/or directors and in the direction of the Company.

Going Concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern was dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company plans to generate the necessary cash flows with increased sales revenue over the next 12 months.  However, should the Company's sales not provide sufficient cash flow; the Company has plans to raise additional working capital through debt and/or equity financings.  There was no assurance the Company will be successful in producing increased sales revenues or obtaining additional funding through debt and equity financings.

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
•
Our business is subject to various laws and regulations favoring the U.S. government's contractual position, and our failure to comply with such laws and regulations could harm operating results and prospects.

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

Competition is primarily based on quality of products, product innovation, price, consumer brand awareness, alternative solutions, and customer service and support. Pricing, product image, quality, and innovation are the dominant competitive factors in the industry. Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and introducing innovative new products and services;

•	our ability to predict the evolving requirements and desires of our customers;

•	the quality of our customer service;

•	product and service introductions by our competitors; and

•	foreign labor costs and currency fluctuations, which may cause a foreign competitor's products to be priced significantly lower than our products.

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

We are primarily dependent upon the sales activities of HighCom.  Currently, the Company is devoting primarily all of its manpower and capital resources to the operations of HighCom, which accounts for substantially all of our sales activities. If our parent corporation, BlastGard, chooses to devote resources toward the development of sales in its traditional BlastWrap business, these sales activities may not be successful. We can provide no assurances that our operations will be able to operate profitably in the future.

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

We have a limited market for our common stock which causes the market price to be volatile and to usually decline when there is more selling than buying on any given day.  Our common stock currently trades on the OTC Pink® marketplace under the symbol "BLGA."  However, at most times in the past, our common stock has been thinly traded and as a result the market price usually declines when there is more selling than buying on any given day. As a result, the market price has been volatile, and the market price may decline immediately if you decide to place an order to sell your shares.

The market price of our common stock is highly volatile and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price.  Our common stock has been historically thinly traded and the market price has been highly volatile.  For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings in any quarter fail to meet the investment community's expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

▪	announcements of new products or sales offered by BlastGard® or its competitors;
▪	actual or anticipated variations in quarterly operating results;
▪	changes in financial estimates by securities analysts;
▪	changes in the market's perception of us or the nature of our business; and
▪	sales of our common stock.

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price.  As of February 29, 2016, we had outstanding 366,976,178 shares of common stock, including an estimated 150,222,523 outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

"Penny Stock" regulations may adversely affect your ability to resell your stock in market transactions. The SEC has adopted penny stock regulations which apply to securities traded over-the-counter.  These regulations generally define penny stock to be any equity security that has a market price of less than $5.00 per share or an equity security of an issuer with net tangible assets of less than $5,000,000 as indicated in audited financial statements, if the corporation has been in continuous operations for less than three years.  Subject to certain limited exceptions, the rules for any transaction involving a penny stock require the delivery, prior to the transaction, of a risk disclosure document prepared by the SEC that contains certain information describing the nature and level of risk associated with investments in the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Monthly account statements must be sent by the broker-dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000).  These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser's written consent to the transaction.

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

HighCom leases office and manufacturing space in Columbus, Ohio. In February 2011, the Company entered into a six month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH. In June 2012, the Company entered into a one year lease agreement for approximately 16,200 square feet of office and warehouse space in Columbus, OH.  In June 2013, the Company entered into a three year lease agreement for approximately 24,160 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease is $6,967 per month through August 2016. In October 2015, the Company entered into a three year lease agreement for approximately 32,865 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease is $9,627 per month on a month to month basis until June 2016 and then $8,901 through October 2018.

HighCom rented approximately 900 square feet of office space in Aurora, CO on a short-term lease which expired on May 31, 2014 at a rental of $518 per month. On January 1, 2015, HighCom secured similar office space in Centennial, CO for one year at a rental of $525.00 per month, which was renewed January 2016 for one year.

Rent expense for 2015 and 2014 was approximately $99,258 and $88,912, respectively.

Item 3.            Legal Proceedings

We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.        Market for Common Stock and Related Shareholder Matters

There is a limited public market for our Common Stock. Our common stock has been quoted on the OTCQB under the symbol "BLGA." But was downgraded from OTCQB to the OTC Pink marketplace for failing to meet the minimum closing bid price of $0.01 on at least one of the past 30 days. The following table sets forth the range of high and low sales prices for our Common Stock (rounded to the nearest penny) for each quarterly period indicated, in the last two fiscal years.

Quarter Ended	High Sales	Low Sales
March 31, 2014	$0.02	$0.01
June 30, 2014	$0.02	$0.01
September 30, 2014	$0.02	$0.01
December 31, 2014	$0.02	$0.01

March 31, 2015	$0.02	$0.01
June 30, 2015	$0.02	$0.01
September 30, 2015	$0.04	$0.01
December 31, 2015	$0.01	$0.005

The quotations reflect inter-dealer prices, without retail markup, markdown or commission.

Holders

As of February 15, 2016, there were 289 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

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

Sales of Unregistered Securities

From January 1, 2015 to December 31, 2015, we had no sales or issuances of unregistered common stock, except as follows:

During 2015, the Company issued to officers, directors, consultants and employees, options to purchase 29,500,000 shares at exercise prices ranging from $0.009 per share to $0.01 per share. The options varied in the terms from 3 years to 10 years. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with the issuance of these options.

In September 2015, BlastGard issued 3,000,000 shares of common stock for the exercise of convertible debentures valued at $30,000. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

In November 2015, BlastGard issued 5,570,321 shares of common stock as a conversion of debt in the amount of $55,953. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

In January 2016, BlastGard issued 30,000,000 shares of common stock as a conversion of debt in the amount of $300,000. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

Item 6.  Selected Financial Data

Not applicable.

Item 7.             Management's Discussion and Analysis or Plan of Operation

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern was dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company plans to generate the necessary cash flows with increased sales revenue over the next 12 months.  However, should the Company's sales not provide sufficient cash flow; the Company has plans to raise additional working capital through debt and/or equity financings.  There was no assurance the Company will be successful in producing increased sales revenues or obtaining additional funding through debt and equity financings.

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

Results of Operations

Year Ended December 31, 2015 vs. 2014

For fiscal 2015, we achieved revenues of $7,678,245 as compared to $5,048,190 for the comparable period of the prior year, an increase of $2,630,055. Our gross profit for fiscal 2015 was $2,942,208 as compared to $1,747,216 for the comparable period of the prior year, an increase of $1,194,992. Management believes that the improved operations for 2015 are a result of governments and local police budgets permitting them to purchase the necessary protective gear, including, without limitation, shields, helmets vests and plates to protect their police officers and military. Management is anticipating increased sales and gross profits for 2016 as we have a backlog or firm orders for the first quarter of approximately $1,500,000. Our gross profit percentage for 2015 was approximately 38.3% as compared to approximately 34.6% for the comparable period of the prior year. The increase in margins was primarily due to better pricing and controlled costs.

For 2015, our operating expenses were $2,005,994 as compared to $1,673,163 for the comparable period of the prior year, an increase of approximately $332,831. The increased operating expenses for 2015 were primarily attributable to personnel costs needed to deliver goods to our customers as well as stock based compensation.

Our operating income for fiscal 2015 was $936,214 as compared to $74,053 for the comparable period of the prior year. Management believes that the improved operations for 2015 are a result of governments and local police budgets permitting them to purchase the necessary protective gear to protect their police officers and military.

For fiscal 2015, the Company had a gain on non-operating activity of $77,428 as compared to a gain of non-operating activity of the comparable period of the prior year of $2,452,493. The differences between 2015 and 2014 relate to gains on the settlement of debt and on derivative liabilities of $266,381 for 2015 as compared to gains on the settlement of debt and on derivative liabilities of $2,611,267 for 2014 and a decrease in interest expense from of $158,774 for 2014 to $147,191 for 2015.

Our net income for 2015 was $989,096 as compared to a net income of $2,513,801 for the comparable period of the prior year. Substantially all of our net income for 2015 was a result of operations, whereas the net income for 2014 was primarily derived from the gain on derivative liability and gain on debt settlement described in the preceding paragraph.

Liquidity and Capital Resources

At December 31, 2015, we had current assets of $2,316,445 as compared to current liabilities of $1,273,021, resulting in a working capital surplus of $1,043,424. During fiscal 2015, net cash provided by operating activities was $501,035. This was a direct result of increased sales and profitability. Our 2015 net income of $989,096 included a derivative gain of $266,381.  Amortization and depreciation expense was $53,098. During 2015, net cash used by financing activities was $282,695.  During 2015, net cash used in investing activities was $124,276.

At December 31, 2015, the Company had a working capital surplus of $1,043,424. Management is anticipating increases in sales and gross profits for 2016 as we have a backlog or firm orders for the first quarter of approximately $1,500,000. Management believes that cash flow from operations will enable the Company to meet its operating expenses as they become due and payable during 2016, although no assurances can be given in this regard. See "Risk Factors."

During fiscal 2015, we benefited from financial resources being provided from operations rather than from additional borrowings.  During fiscal 2014 and years prior to that, we relied on borrowings from our Chief Executive Officer/Chief Financial Officer and from a financial institution with a personal guaranty of our Chief Executive Officer/Chief Financial Officer.  On October 29, 2014, we borrowed $450,000 from our principal stockholder, which monies were repaid in December 2014. We anticipate that our future liquidity requirements will arise from the need to finance our operations, accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital through equity and debt financing as needed. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of December 31, 2015 and 2014.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.
Exercise of Warrants/Reduction of Debt
In September 2015, BlastGard issued 3,000,000 shares of common stock for the exercise of convertible debentures valued at $30,000. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

In November 2015, BlastGard issued 5,570,321 shares of common stock as a conversion of debt in the amount of $55,953. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

In January 2016, BlastGard issued 30,000,000 shares of common stock as a conversion of debt in the amount of $300,000. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 7A is not required to be provided by issuers that satisfy the definition of "smaller reporting company" under SEC rules.

Item 8.                          Financial Statements

The information required by Item 8 and an index thereto commences on page F-1, which pages follow this page.

Green & Company, CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BlastGard International Inc.

We have audited the accompanying balance sheet of Blastgard International Inc. as of December 31, 2015, and 2014 and the related statement of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2015 and 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blastgard International Inc. as of December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations in the past and had a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\ Green & Company, CPAs

Green & Company, CPAs
Temple Terrace, Florida
April 5, 2016

BlastGard International, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
Assets
Current assets
Cash	$109,251	$15,187
Accounts receivable, net	980,972	256,619
Inventory	1,206,222	1,348,827
Prepaid and other current assets	20,000	5,000
Total current assets	2,316,445	1,625,633

Property & equipment, net	171,107	80,439
Intangible property, net	148,379	164,631
Investments	-	45,000
Goodwill	2,061,649	2,061,649
Deposits	10,254	7,612

Total Assets	$4,707,834	$3,984,964

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$755,879	$863,476
Accrued expenses	124,966	158,853
Customer deposits and deferred revenue	80,919	179,998
Current portion notes payable – includes related parties	311,257	956,518
Total current liabilities	1,273,021	2,158,845

Contingent liability	-	-
Notes payable, net of current portion	300,000	-
Derivative liability, net	20,742	169,630
Total liabilities	1,593,763	2,328,475

Stockholders' Equity
Preferred Stock, 1,000 shares authorized;
$.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares
authorized; 336,976,178 and 328,405,857 shares
issued and outstanding, respectively	336,976	328,405
Additional paid-in capital	17,791,640	17,356,271
Minority interest	13,264	(11,282)
Accumulated deficit	(15,027,809)	(16,016,905)
Total stockholders' equity	3,114,071	1,656,489

Total Liabilities and Stockholders' Equity	$4,707,834	$3,984,964

The accompanying notes are an integral part of these consolidated financial statements.

BlastGard International Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

Revenues	$7,678,245	$5,048,190
Direct costs	4,736,037	3,300,974
Gross Profit	2,942,208	1,747,216

Operating expenses:
General and administrative	1,551,720	1,375,983
Research and Development	43,189	21,923
Stock based compensation	357,987	199,917
Amortization and depreciation	53,098	75,340
Total operating expenses	2,005,994	1,673,163

Operating income (loss)	936,214	74,053

Non-operating activity
Other income (expense)	(41,762)	-
Gains on settlement of debt	-	848,912
Gain (loss) on derivative liability	266,381	1,762,355
Interest expense	(147,191)	(158,774)
Total other income (expense)	77,428	2,452,493

Income (loss) before income taxes	1,013,642	2,526,546

Minority interest loss	(24,546)	(12,745)
Provision for income taxes	-	-
Net income (loss)	$989,096	$2,513,801

Earnings (loss) per share:
Basic	$0.003	$0.01
Dilutive	$0.003	$0.01

Weighted average shares outstanding
Basic	330,080,066	304,649,865
Dilutive	357,113,630	332,106,317

The accompanying notes are an integral part of these consolidated financial statements.

BlastGard International Inc.
Consolidated Statements of Stockholders' Equity

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	Shares	Par	Capital	Interest	Deficit	Deficit

Balance at December 31, 2013	294,797,657	$294,797	$16,452,001	$(24,027)	$(18,530,706)	$(1,807,935)

Options issued for services			199,917			199,917

Stock issued associated with debt and the exercise of warrants	33,608,200	33,608	704,353			737,961

Net Income				12,745	2,513,801	2,526,546

Balance at December 31, 2014	328,405,857	$328,405	$17,356,271	$(11,282)	$(16,016,905)	$1,656,489

Stock issued as satisfaction of debt	8,570,321	8,571	77,382			85,953

Options issued for services			357,987			357,987

Net Income				24,546	989,096	1,013,642

Balance at December 31, 2015	336,976,178	$336,976	$17,791,640	$13,264	$(15,027,809)	$3,114,071

The accompanying notes are an integral part of these consolidated financial statements.

BlastGard International Inc.
Consolidated Statement of Cash Flows

	For the Year Ended
	December 31,
	2015	2014

Cash Flows from Operating Activities:
Net income	$989,096	$2,513,801
Adjustment to reconcile Net Income to net
cash provided by operations:
Minority interest gain (loss)	24,546	12,745
Impairment loss on investment	45,000	-
Depreciation and amortization	53,098	75,340
Amortization of debt discount	117,493	117,493
Stock based compensation	357,987	199,917
Gain on sale of assets	(3,238)	-
Gain on settlement of debt	-	(848,912)
Derivative (gain) loss	(266,381)	(1,762,355)
Changes in assets and liabilities:
Accounts receivable	(724,353)	(173,502)
Inventory	142,605	(633,397)
Other assets	(17,642)	2,561
Accounts payable and accruals	(118,097)	275,041
Customer deposits	(99,079)	176,195
Net Cash Provided by Operating Activities	501,035	(45,073)

Cash Flows from Investing Activities:
Purchase of property and equipment	(129,276)	(10,117)
Proceeds from sale of assets	5,000
Net Cash Used by Investing Activities	(124,276)	(10,117)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	226,610	140,000
Repayments of notes payable	(509,305)	(112,876)
Net Cash Used by Financing Activities	(282,695)	27,124

Net increase (decrease) in Cash	94,064	(28,066)

Cash at beginning of period	15,187	43,253
Cash at end of period	$109,251	$15,187

Supplemental cash flow information:
Interest paid	$26,023	$37,327
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities

Debt converted to stock	85,953	302,474

The accompanying notes are an integral part of these consolidated financial statements.

Blastgard International, Inc.
Notes to Consolidated Financial Statements

 (1)            Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Basis of Presentation
BlastGard International, Inc. (the "Company") was incorporated on September 26, 2003 as BlastGard Technologies, Inc. ("BTI") in the State of Florida, to design and market proprietary blast mitigation materials. The Company created, designs, develops and markets proprietary blast mitigation materials.  The Company's patented BlastWrap® technology effectively mitigates blast effects and suppresses post-blast fires.  The Company sub-contracts the manufacturing of products to licensed and qualified production facilities.
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
Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern was dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company plans to continue to generate necessary cash flows through operations.  However, should the Company's sales not provide sufficient cash flow; the Company can raise additional working capital through debt and/or equity financings.  There is no assurance the Company will be successful in producing sufficient sales revenues or obtaining additional funding through debt and equity financings.
Business Segments
Although the Company accounts for its operations in two separate corporations, all of its business operations are associated with Security for Individuals and Property.  Blastgard International, Inc. primarily provides for corporate administration, and only has incidental sales of an immaterial amount.  HighCom sales represent in excess of 99% of total sales.  Therefore the Company has determined that all business operations should be aggregated together and not reported as separate operating segments.
Principles of Consolidation
These consolidated financial statements include the assets and liabilities of BlastGard International, Inc. and its subsidiaries as of December 31, 2015 and 2014.
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
Accounts Receivable
Accounts receivable consisted of amounts due from customers based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at December 31, 2015.
Inventory
Inventory was stated at the lower of cost (first-in, first-out) or market.  Market was generally considered to be net realizable value.  Inventory consisted of materials used to manufacture the Company's product and finished goods ready for sale.
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
Impairment of Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets at least annually.  Impairment losses were recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted future cash flows estimated to be generated by those assets were less than the assets' carrying amount.   If such assets were impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of were reported at the lower of the carrying value or fair value, less costs to sell.

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

The Company's product and return policy allows for merchandise purchased directly from the Company to be returned after obtaining a Return Authorization Number during the 30 day period following date of shipment by the Company for a refund of the purchase price.
Research and Development
Research and development costs were expensed as incurred. Research and development costs totaled $43,189 and $21,923 as of December 31, 2015 and 2014.
Advertising
Advertising costs were expensed as incurred. Advertising costs of $0 and $35,002 were incurred during the years ended December 31, 2015 and 2014, respectively.
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

Income (Loss) per Common Share
Basic net loss per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of December 31, 2015, there were 66,750,000 vested common stock options outstanding, which were included in the calculation of net loss per share-diluted because they were dilutive. In addition, at December 31, 2015 the Company had 41,801,793 remaining warrants outstanding issued in connection with convertible promissory notes and stock sales that were also included because they were dilutive.

Recent Accounting Pronouncements
We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.
(2)        Inventory
Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.
	December 31,	December 31,
	2015	2014

Raw materials	$489,303	$268,894
Work in process	7,303	10,600
Finished Goods	709,616	1,069,333

TOTAL	$1,206,222	$1,348,827

(3)	Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range from 3 to 7 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company's balance sheet and the net gain or loss is included in the determination of operating income. Property and equipment acquired as part of a business acquisition are valued at fair value.

Property and equipment are comprised of the following at December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014
Equipment	$353,880	$233,688
Furniture	102,564	95,242
Moulds	45,060	45,060
Test Range	110,802	110,802

	612,306	484,792
Less accumulated depreciation	(441,199)	(404,353)

Property and equipment, net	$171,107	$80,439

Depreciation expense for the years ended December 31, 2015 and 2014	$36,846	$42,975

Depreciation expense for the next five years ended December 31,
2016	$49,557
2017	43,239
2018	32,404
2019	25,234
2020	13,397

$163,831
(4)        Intangible Assets, Net
Intangible Assets are comprised of the following at December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2014	2013
Patents and Trademarks	$161,278	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	55,000	55,000

	796,278	796,278
Less accumulated amortization	(647,899)	(631,647)

Intangible assets, net	$148,379	$164,631

Amortization expense for the years ended December 31, 2015 and 2014	$16,252	$27,568

Amortization expense for the next five years ended December 31,
2016	$16,252
2017	16,252
2018	16,252
2019	16,252
2020	16,252

$81,260

(5)        Notes Payable
Notes payable at December 31, 2015 and December 31, 2014 as detailed below, is summarized as follows:
	December 31, 2015	December 31, 2014

Convertible promissory notes	$-	$32,566
Convertible promissory notes – accrued expenses	391,025	437,025
Revolving credit	190,232	226,789
Acquisition debt	30,000	30,000
Line of credit	-	230,138
	611,257	956,518
Less current maturities	(611,257)	(956,518)
	$-	$-

Convertible Promissory Notes
On December 2, 2004, the Company entered into agreements to borrow an aggregate principal amount of $1,420,000 and to issue to the investors secured convertible notes and common stock purchase warrants. The Company's convertible promissory notes payable consist of the following at December 31, 2015 and December 31, 2014:
	December 31, 2015	December 31, 2014

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% annual interest rate	-	17,325

Convertible promissory note, $50,000, issued December 2, 2004, due on November 30, 2009, 8% interest rate	-	15,241

	-	32,566
Less: current maturities	-	(32,566)
	$-	$-

At December 31, 2014, there were no warrants outstanding and exercisable associated with the 2004 debt.
Loan payable principal stockholder
In the first quarter of 2014, the Company's principal (Canadian) stockholder advanced the Company $140,000 in anticipation of converting warrants to purchase additional shares at $.009 per share. On September 2, 2014, an exercise of warrants was executed and the $140,000 was included in the total amount due to the principal (Canadian) stockholder of $302,474 that was converted into 33,608,200 shares of BlastGard International's Common Stock. The balance of loans payable to the principal stockholder as of December 31, 2015 is $0.

Conversion of Accrued Expenses.
On March 8, 2011, BlastGard's Board of Directors ratified, adopted and approved that James F. Gordon's accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon's accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC's accrued legal bill of $67,025 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the noteholder(s) discretion. On May 3, 2011, BlastGard's Board of Directors ratified, adopted and approved $100,000 in additional compensation to Michael J. Gordon as CEO, of which $50,000 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the noteholder(s) discretion and $50,000 issued in Common Stock at $.05 per share.  On November 11, 2013, the Board of Directors approved the lowering the conversion price for $.05 per share to $.01 per share on these notes.
The 2011 convertible promissory notes consisted of the following at December 31, 2015 and December 31, 2014:
	December 31, 2015	December 31, 2014

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	$180,000	$210,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	144,000	160,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	67,025	67,025
	391,025	437,025
Less: current maturities	(391,025)	(437,025)
	$-	$-

See "Note 11" regarding the conversion of $300,000 of the aforementioned Notes into 30,000,000 shares of Common Stock in January 2016.  This $300,000 is accounted for as a non-current liability due to being satisfied through the issuance of equity.
The Company had issued 104,333,335 warrants with the convertible debt. The 41,801,793 warrants which remain outstanding are currently exercisable at $0.009 and expire in 2018.  Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter. On August 23, 2013, 28,923,342 warrants were exercised and on September 2, 2014, 33,608,200 warrants were exercised.  At December 31, 2015 the remaining 41,801,793 warrants were valued at approximately $357,449, with an unamortized debt discount of $336,707, and a net value of $20,742.  These amounts are presented as a derivative liability, net on the balance sheet.
Revolving Credit Facilities
The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans.  The revolving credit facilities consist of the following at December 31, 2015 and December 31, 2014:
	December 31, 2015	December 31, 2014

Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand	$53,649	$63,940

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand	136,583	142,582

Three credit card accounts with major financial institutions varying monthly minimum payments including interest, due on demand	0	20,267

	190,232	226,789
Less: current maturities	(190,232)	(226,789)
	$-	$-

Acquisition Debt
On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs.  These acquisition notes have the following balances at December 31, 2015 and December 31, 2014:
	December 31, 2015	December 31, 2014

Acquisition note for the purchase of Acer product designs, original amount $30,000, no interest	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$-	$-

Line of Credit
The Company has a $100,000 credit line, which was secured by a personal guarantee of its Chief Executive Officer and a $220,000 credit line secured by a personal guarantee of its Chief Executive Officer.  As of December 31, 2015 and December 31, 2014, $0 and $230,138 was borrowed and advanced to the Company.  These loans are included in the current portion of notes payable.

Off Balance Sheet Arrangements
We currently have no off-balance sheet arrangements.

Canadian corporation has the right to nominate and appoint at least 50% of the Board Members.

In 2013, in connection with 8464091 Canada Inc. acquiring over majority control of the Company's Common Stock from a former affiliated third party, the Company agreed that the Canadian corporation has the right to nominate and appoint to the Board at least 50% of the Board members. Also, the Canadian corporation has the right to participate in future financings up to its pro rata share of Common Stock of the Company.

(6)	Shareholders' Equity
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

Common stock issuances
In September 2014, the Company issued 33,608,200 common shares associated with a debt conversion in the amount of $302,474 and the exercise of warrants valued at $435,487.

In September 2015, the Company issued 3,000,000 common shares in a debt conversion in the amount of $30,000.

In November 2015, the Company issued 5,570,321 common shares in a debt conversion in the amount of $55,953.
336,976,178 shares were issued and outstanding at December 31, 2015.

Stock Compensation
The Company periodically offered options to purchase stock in the company to vendors and employees. There were 25,000,000 options granted during the 3rd quarter of 2015 to three key employees and 1,500,000 options granted during the 3rd quarter of 2015 to a board member for consultant services.
The Board's policy with respect to options is to grant options at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant. During the years ended December 31, 2013 and 2012 there were 0 and 0 options granted, respectively and 0 and 1,450,000 expired un-exercised, respectively.  On March 25, 2014, the Board of Directors approved granting all four directors 500,000 shares exercisable at $.02 per share. The options are for 5 years and are fully-vested, non-statutory stock options. The options to purchase 500,000 shares of the Corporation's Common Stock, effective March 25, 2014, at an exercise price of $0.01 per share were granted to the following persons: Michael J. Gordon, Paul W. Henry, Solomon Mayer and Keith Brill. The options to purchase 750,000 shares of the Corporation's Common Stock, effective March 10, 2015, at an exercise price of $0.01 per share were granted to the following persons: Michael J. Gordon, Paul W. Henry, Solomon Mayer and Keith Brill.
There were no net cash proceeds from the exercise of stock options during the year ended December 31, 2015. At December 31, 2015 and December 31, 2014, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future
The following table represents stock option activity as of and for the twelve months ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2015	37,550,000	$0.01.	8.9 years	-
Granted	29,500,000	$0.01	5.0 years	-
Exercised	-	-
Forfeited/expired/cancelled	(300,000)

Options Outstanding – December 31, 2015	66,750,000	$0.01	6.3 years	$-

Outstanding Exercisable – January 1, 2015	20,550,000	$0.02	7.9 years	$-
Outstanding Exercisable – December 31, 2015	44,250,000	$0.01	6.4 years	$-

The total grant date fair value of options vested during the twelve months ended December 31, 2015 and 2014 was $357,987 and $199,917 respectively.

The following table represents stock warrant activity as of and for the twelve months ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2015	41,801,793	$0.009.	3.9years	$-
Granted	-
Exercised	-	-
Forfeited/expired/cancelled	-

Warrants Outstanding – December 31, 2015	41,801,793	$0.009	3.9 years	$-

Outstanding Exercisable – January 1, 2015	41,801,793	$0.009	3.9 years	$-
Outstanding Exercisable – December 31, 2015	41,801,793	$0.009	3.9 years	$-

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

The Company used the following Black-Scholes assumptions in arriving at the fair value of the warrants as of December 31, 2015 and 2014.

	December 31,	December 31,
	2015	2014

Expected Life in Years	2.9	2.43
Risk-free Interest Rates	1.76%	1.65%
Volatility	281.15%	347.49%
Dividend Yield	0%	0%

The Derivative Liability consists of the following as of December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2015	2014

Fair Value of embedded warrants	$357,449	$623,830
Unamortized discount	(336,707)	(454,200)

	$20,742	$169,630
 (7)        Income Taxes
A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	December 31, 2015	December 31, 2014
U.S. statutory federal rate, graduated	34.00%	34.00%
State income tax rate, net of Federal	3.6%	3.6%
Permanent book-tax differences	0%	0. %
Net operating loss (NOL) for which no tax benefit was available.	-37.6%	-37.6%

Net tax rate	0.00%	0.00%

At December 31, 2015, deferred tax assets consisted of a net tax asset of approximately $5,489,600, due to operating loss carry forwards of approximately $14,600,000 and $15,600,000 for December 31, 2015 and 2014, which was fully allowed for, in the valuation allowances of $5,489,600 and $5,865,600 respectively.  The valuation allowance offsets the net deferred tax asset for which it was more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the years ended December 31, 2015 and 2014 totaled approximately $(376,000) and $(945,200) respectively.  The current tax benefit also totaled approximately $376,000 and $945,200 for the years ended December 31, 2015 and 2014, respectively.  The net operating loss carry forwards expire through the year 2033.
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
Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.  The tax years for 2011 through 2014 are still open for inspection by the individual taxing authorities.

(8)        Concentration of Credit Risk for Cash
The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC").  At December 31, 2015, the Company had no funds in excess of the FDIC insurance limits.

(9)        Commitments and Contingencies
From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

Office Lease
We do not own any real estate properties. BlastGard entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida, which was expanded to two offices in 2011 to accommodate HighCom Security. In 2012, BlastGard moved into a larger office space. Rental payment under the new lease is $373 per month on a month to month basis.

HighCom leases office and manufacturing space in Columbus, Ohio. In February 2011, the Company entered into a six month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH. In June 2012, the Company entered into a one year lease agreement for approximately 16,200 square feet of office and warehouse space in Columbus, OH.  In June 2013, the Company entered into a three year lease agreement for approximately 24,160 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease is $6,967 per month through August 2016. In October 2015, the Company entered into a three year lease agreement for approximately 32,865 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease is $9,627 per month on a month to month basis until June 2016 and then $8,901 through October 2018.

HighCom rented approximately 900 square feet of office space in Aurora, CO on a short-term lease which expired on May 31, 2014 at a rental of $518 per month. On January 1, 2015, HighCom secured similar office space in Centennial, CO for one year at a rental of $525.00 per month, which was renewed January 2016 for one year.

Rent expense for 2015 and 2014 was approximately $99,258 and $88,912, respectively.

Contingent Liability
In March of 2011, the Company accomplished the acquisition of 100% of HighCom Security, Inc.  As part of the consideration given, the Company agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue were to reach certain goals.  BlastGard management believed that a portion of the revenue goals were very achievable and valued the contingent consideration at 68% of the market price at the time of the agreement.  During the quarter ended September 30, 2014, the Company negotiated a mutual release and settlement agreement with all parties related to the original acquisition.  As a result of these negotiations the balance of this contingent liability has been settled, and the amount accrued as a contingent liability pursuant to this transaction as of December 31, 2015 and December 31, 2014 was $0 and $0, respectively.

Prior Litigation Matter
Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company's counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde's receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard's portion of all blast mitigation products sold by the company (the royalty was not on any third-party's portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At September 30, 2015, the Company was in arrears on the final twelve monthly payments on the settlement.

 (10)        Material Agreements and Transactions
On November 11, 2013, the Board of Directors approved the following transactions: (i) the issuance of 2,000,000 shares to corporate counsel; and pursuant to his position as chairman of the Company's advisory board an option to purchase 2,000,000 shares of Common Stock which  vested on January 1, 2014 and an option to purchase 2,000,000 shares which will vest on January 1, 2015, exercisable at $.009 per share so long as Mr. Keifner is still serving as chairman of the Company's advisory board on the vesting date. In his capacity, Mr. Kiefner will serve as a lasison between the Company and its principal shareholder, to attend meetings of the Company's board of directors, to meet with the Company's officers on a regular basis and provide corporate counsel; (ii) lowering the conversion price from $.05 per share to $.01 per share of certain notes described in Note 5 in the Notes to Financial Statements; and (iii) granting options to purchase an aggregate of 25,000,000 shares of Common Stock to Michael J. Gordon, Michael L. Bundy and Chad Wright with options exercisable at $.01 per share from the vesting date through the expiration date of said options. These options have cliff vesting where they are exercisable over a period of time, but they can become immediately vested in the event certain revenue goals are achieved. In the event the Company achieves $10 million in sales in a calendar year, 25% of the total options will automatically vest. An additional 25% will vest when the Company achieves $20 million in sales in a calendar year and 50% of the total options granted will automatically vest when the Company achieves $30 million in sales in a calendar year.
The Company owed approximately $435,376 to Fifth Third Bank which was personally guaranteed by the former CEO of HighCom. In 2013, 8464081 Canada Inc. purchased the Company's note from Fifth Third Bank and took an assignment of the civil judgment on the note entered into against both HighCom and its former CEO. The indebtedness has been reduced to a civil judgment by the bank in the Ohio state court system. The net proceeds of the warrant exercise described in the preceding paragraph were utilized to release the Company from its obligations under the note.

(11)        Subsequent Events
Management has reviewed events subsequent to December 31, 2015 and through March 29, 2016, and has determined that there are no subsequent event disclosures required, except the following:
In January 2016, the Company issued 30,000,000 common shares in a debt conversion in the amount of $300,000.
Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable
Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this annual report, an evaluation was carried out by the Registrant's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.
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
The Registrant's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2015.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the  fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
Not Applicable.

PART III

Item 10.                           Directors, Executive Officers and Corporate Governance.

The Company has a Board of Directors which is currently comprised of eight members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of our Board of Directors and our executive officers and their respective age and position are as follows:

Name	Age	Position with Registrant	Director or Officer of Registrant Since

Michael J. Gordon	58	CEO, CFO, Director	January 2004
Michael L. Bundy	36	COO, President of HighCom	March 2011
Chad Aaron Wright	34	Vice-President Operations	September 2015
Keith Brill	38	Director	October 2011
Paul W. Henry	68	Director	February 2010
Solomon Mayer	62	Director	October 2011
Paul Sparkes (1)	52	Chairman of the Board	September 2015
Craig Campbell	39	Director	November 2015
Andrew Griffith	54	Director	December 2015
David Frum	55	Director	December 2015

(1)	Mr. Sparkes is not an executive officer of the Company.
(2)	Messrs. Sparkes, Campbell, and Frum were born in Canada.
(3)	Mr. Griffith was born in Ireland.

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

Michael L. Bundy – In March 2011, Michael L. Bundy was retained as the Chief Operating Officer for BlastGard International, and is currently President and Chief Operating Officer of HighCom Security. Mr. Bundy has served as both a Director of Operations and Vice President for HighCom Security of San Francisco from January 2006 through October 2010, where he was responsible for the daily management of operations and logistics.  Mr. Bundy will be tasked with overseeing the operational and compliance processes for the combined companies.  From March 2000 through January 2005, Mr. Bundy was the President and Managing Member of Castle Logistics, LLC.  Castle provided full service transportation intermediary and freight brokerage services for both small and large businesses.  Through Castle, Mr. Bundy played a strategic role in helping to develop and implement supply chain management processes and policies to help support the delivery of both raw/finished goods for a number of large publicly traded companies such as; Wal-Mart, Home Depot, Target, K-Mart, Lowes, Sears, Coors Brewing, Pepsi Bottling Group, and several others.  Mr. Bundy is currently in the process of earning his BS in Business Management and looks forward to completing his MBA in Organizational leadership, both through Colorado State University. Mr. Bundy also holds several unique and critical certifications with regards to his new position with our company, these include; "TIA Certified Transportation Broker", "Certified RABQSA Quality Lead Auditor", and most importantly, he has been recognized by the International Import Export Institute as a "Certified U.S. Export Compliance Officer as 2010".

Chad Aaron Wright - On September 1, 2015, the Board of Directors elected Chad Wright as Vice President of Manufacturing and Distribution. Mr. Wright oversees our manufacturing and distribution operations in Columbus Ohio as well as our research and development programs. Mr. Wright has earned a tremendous reputation in the industry over the past decade working for some of the most successful armor guru's and companies in business today. From 2002 to 2008, Mr. Wright worked for Composix Company located in Newark OH, producing specialized vehicle parts and fuel tanks for military equipment. In 2004, Mr. Wright became the General Production Manager, overseeing day to day operations in production areas, in addition to setting up internal QMS, inventory, ISO implementation, shipping & receiving, logistics of freight and machinery, inventory management, etc. as well as overseeing all testing and evaluation of contracted equipment at off-site testing facilities. Mr. Wright's R&D team designed, developed, and tested multiple armor applications for vehicle, body armor and various other armor applications. In 2008 and 2009, Mr. Wright worked for Tencate Advanced Armor. As their ballistics lab manager, Mr. Wright's duties were working with the QC, testing various lot samples from in house production of ballistic fabrics, in addition to R&D projects to develop armor systems and test plans. In 2009, Mr. Wright joined HighCom Security, where Mr. Wright performed similar R&D and Ballistic Lab duties. Mr. Wright specifically helped establish an R&D area to effectively carry out corporate tasks that would comply to the ISO 9001 standards. In 2011, Mr. Wright took over as General Plant/Production Manager where he established HighCom's Columbus Production Facility and is currently Vice President of Manufacturing. Mr. Wright oversees all operations within the Columbus facility, including but not limited to: production, shipping & receiving, order fulfilment, R&D, ballistic lab, quality control, employees, purchasing, NIJ documentation, third party lab testing, FIT Audits, ballistic data reports, compliant model build sheets, cost control on materials and facility, effective lean production methods, and maintaining our ISO/BA9000 certification as a manufacturer of high quality, cost effective protective armor that meets and exceeds industry standards.

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

Paul W. Henry - In January 2004, Mr. Paul Henry joined the board of directors. Since 1987, Mr. Henry has served as an investment banker, business advisor, officer and/or director of several start-up and emerging companies, including the following: Caithness Energy, an independent power producer based in New York City; Essex Investment Management Company, an investment advisory firm based in Boston, Massachusetts; Phoenix Information Systems, an information technology and services company based in St. Petersburg, Florida; DragonHorse International, a China business development company based in Florida; Colchis Capital Management of San Francisco, California (and formerly, also in Greenwich, Connecticut), an alternative investment firm that specialized in residential mortgage-backed securities; and Fybrinet, Inc., a start-up materials science company based in Indianapolis, Indiana. From 1983 to 1987, Mr. Henry was employed by Connecticut Financial Management Company, a wealth management firm based in Boston, Massachusetts and Hartford, Connecticut. Mr. Henry has a BA in economics from Yale University and an MBA from Northeastern University Graduate School of Business. Mr. Henry's extensive business, financial, management and leadership experience in a variety of industries and development stage enterprises particularly qualifies him for service on the Company's Board.

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
Paul Sparkes - In September 2015, Paul Sparkes was appointed to fill a vacancy on the board of directors and agreed to serve as the Company's non-executive chairman of the board of directors. Mr. Paul Sparkes is an accomplished Canadian business leader with over twenty years' experience in media, finance, capital markets and Canada's political arena, which diversified experience particularly qualifies him for service on the Company's board. Most recently Sparkes was Executive Vice Chair, Director and co-founder of Difference Capital Financial, a TSX-listed specialty finance company that invests in media, technology, health care and U.S. real estate.  He is currently a corporate director, advisor and deal maker for growth companies in the media, technology and entertainment sectors. Previously, Sparkes was Executive Vice President, Corporate Affairs for CTVglobemedia (now Bellmedia), where he had oversight for corporate matters including strategy, regulatory, public and government affairs, communications, corporate social responsibility, as well as all sponsorship for CTVglobemedia Inc., and its divisions, including 27 conventional TV stations, 29 specialty and pay TV channels, 34 radio stations, The Globe and Mail, and Canada's Olympic Broadcast Media Consortium. Over the course of his decade long tenure at CTVglobemedia, Sparkes led the development and implementation of successful public affairs strategies and major campaigns in support of corporate, board and regulatory priorities over transitions including changes in shareholders, ownership structure as well as corporate acquisitions and divestitures.

Mr. Sparkes served as the chief spokesperson for the company appearing before federal parliamentary committees, hearings before the Canadian Radio-Television and Telecommunications Commission, press conferences and media interviews with national and international television, radio and print outlets including CTV, CBC, The Globe and Mail, National Post, The New York Times, Marketing Magazine and Variety.  He was successful in promoting the most trusted and most recognized media brands in Canada, including CTV News. While administering large budgets and managing diverse creative teams of people, Sparkes led the successful initiative to secure retransmission consent rights for private broadcasters, a regulatory change that generated significant returns for shareholders and changed the media industry landscape in Canada.   He has been recognized as among the 100 Top Lobbyists in Canada.

Prior to joining Bell Globemedia in 2001 as Group Vice-President, Public Affairs, Mr. Sparkes held senior positions in the public service, including with the Government of Canada and the Government of Newfoundland and Labrador.  From 1996 to 2001, he served in the Office of the Prime Minister as Director of Operations, and Special Assistant for Atlantic Canada.  Mr. Sparkes also served as Executive Assistant to two Premiers of Newfoundland and Labrador.

Mr. Sparkes sits on several public and private boards, including Thunderbird Films and Bluedrop Performance Learning Inc., Sparkes is the Chair of the Board and Founding Member of the Smiling Land Foundation.  As a past member of the OneXOne board, Mr. Sparkes led the implementation of the First Nations School Breakfast Program providing healthy food for Aboriginal children in remote communities.  He also served eight years on the board of the Animal Planet Digital Channel and four years as President of the CHUM Charitable Foundation and is a past board member of the Canadian Venture Capital & Private Equity Association and the National Arts Center Foundation. Educated in Quebec and Newfoundland, Sparkes holds a Bachelor of Arts in Political Science from Memorial University.

Craig Campbell - In November 2015, Craig Campbell was appointed to fill a vacancy on the board of directors. Since 2013, Mr. Campbell has served as Chief Executive Officer of Resilience Capital of Ontario, Canada. Resilience is a private investment company which offers trade knowledge, expertise and networking in addition to capital. Previously, Mr. Campbell founded and launched Total Security Management Services Inc. ("TSM"). TSM was organized to bundle the most sought after security services and provide major corporations with a "single point of contact" for their security needs, enabling them to save time and money while increasing the quality of service. This business grew to almost 3,000 employees from coast to coast in Canada and in the United States. TSM was sold to Garda World Security in 2013. Mr. Campbell currently serves as a board member of the Young Presidents' Organization. He serves the Board of Pathways to Education, and works on the capital committee for the Markham Stouffville Hospital. Mr. Campbell was a recipient of the Ernst & Young, Ontario Young Entrepreneur of the Year Award in 2004. He received a Community Member Award from the Toronto Police (2008) and received 2010 Canada's Top 40 Under 40 Award.  Mr. Campbell was awarded the Queen Elizabeth II Diamond Jubilee Medal for his service to the community in 2012. Mr. Campbell's diversified business experience particularly qualifies him for service on the Company's board.

David Frum - In December 2015, David Frum was appointed to fill a vacancy on the board of directors. David Frum is a senior editor at the Atlantic and chairman of the board of trustees of the United Kingdom think tank, Policy Exchange. In 2001-2002, he served as speechwriter and special assistant to President George W. Bush; in 2007-2008, as senior adviser to the Rudy Giuliani presidential campaigns. David Frum is the author of eight books, including the #1 New York Times bestseller: THE RIGHT MAN, a memoir of his time in the Bush administration. David Frum also works as President of a family corporation, Frum Global Assets, which invests in real estate development projects across Canada. Mr. Frum's diversified business experience particularly qualifies him for service on the Company's board.

Andrew Griffith - In December 2015, Andrew Griffith was appointed to fill a vacancy on the board of directors. Andrew Griffith is Executive Chairman of EMAOIFROB LTD, an investment and project management company that has private equity and institutional clients.  This company sources investments for clients and also resolves asset based issues for large institutional clients. Since 2012, he is also the Chairperson of Dundalk Institute of Technology and since 2014, served as Chair of the Institute of Technology Chair's Group.  From 2001 through 2006, Mr. Griffith served as a Director at Bennett Construction Group.  From 2007 through 2014, he served as a Director at Parma Group, which is the investment arm of the Goodman Family Trust. Mr.Griffith's diversified business experience particularly qualifies him for service on the Company's board.

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
Director Qualifications and Diversity
The board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board's deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the defense, sales and marketing and capital market industries.
In evaluating nominations to the Board of Directors, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director's role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.
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

Compensation Committee

In March 2007, our Board of Directors established a Compensation Committee and adopted a written charter. Our Compensation Committee currently consists of Paul Sparkes as Chairman, along with Solomon Mayer and Craig Campbell. Our Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from time to time; however, such functions shall, at a minimum, include the following:

•	to review and approve corporate goals and objectives relevant to senior executive compensation, evaluate senior executive performance in light of those goals and objectives, and to set the senior executive compensation levels based on this evaluation;
•	to approve employment contracts of its officers and employees and consulting contracts of other persons;
•	to make recommendations to the Board with respect to incentive compensation plans and equity-based plans, including, without limitation, the Company's stock options plans; and
•	to administer the Company's stock option plans and grant stock options or other awards pursuant to such plans.

During fiscal 2015 and 2014, the Compensation Committee had no meetings.

Management Committee

In March 2007, our Board of Directors established a Management Committee and adopted a written charter. The current members of our Management Committee consist of Paul W. Henry, Paul Sparkes and Craig Campbell. The charter includes, among other things, the following responsibilities of the Management Committee:

•	Administer the business of the Corporation and generally supervise its day-to-day activities.
•
Control and manage the funds and other property of the Corporation and have general oversight of business matters affecting the Corporation, consistent with the strategic directions established by the Board of Directors.

•	Designate banks to be used as depositories of Corporation funds, upon the recommendation of the auditors and approval by the Board.
•	Review the budget as submitted by the CFO and submit its recommendations to the Board for approval.
•	Make recommendations concerning the Corporation's fiscal structure, resource allocations and other financial matters to the Board.
•	Make recommendations to the Board on the appointment of Corporate Executives.
•	Undertake any other duties as may be assigned from time to time by the Board.

During fiscal 2015 and 2014, the Management Committee had no meetings.

Audit Committee

The current members of the Company's audit committee are Craig Campbell as Chairman along with Keith Brill and Paul W. Henry, each of whom Management believes is an independent director and may be deemed to be a "Financial Expert" within the meaning of Sarbanes Oxley Act of 2002, as amended. Under the National Association of Securities Dealers Automated Quotations ("NASDAQ") definition, an "independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company' board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board's discretion in determining director independence is not completely unfettered." Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of BlastGard has served on that company's compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of BlastGard's outside auditor. The term "Financial Expert" is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Effective February 16, 2006, the Board adopted a written charter for an Audit Committee.  The charter includes, among other things:

▪	annually reviewing and reassessing the adequacy of the committee's formal charter;

▪	reviewing the annual audited financial statements with the Company's management and its independent auditors and the adequacy of its internal accounting controls;

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

During fiscal 2015 and 2014, the audit committee, which consisted solely of Paul Henry and Keith Brill, reviewed the annual audit and quarterly information before filings were made and issued such filings with management and the external auditors.

Nominating Committee

The Board does not currently have a nominating committee.

The policy of the Board is to consider properly submitted stockholder nominations for candidates for membership on the Board as described below in the section entitled "Identifying and Evaluating Nominees for Directors" and in our Bylaws. In evaluating such nominations, the Board will address the membership criteria set forth below in the section entitled "Director Qualifications". Any stockholder nominations proposed for consideration by the Board should include the nominee's name and qualifications for membership on the Board and other information in accordance with the Company's Bylaws and should be addressed to:
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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission").  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2015, Keith Brill, Solomon Mayer, Craig Campbell, Andrew Griffith, David Frum and Michael Gordon, executive officers and/or directors of the Company and 8464081 Canada Inc. each filed one or more Form 3's, Form 4's or Form 5's late with the SEC.

Item 11.  Executive Compensation.

Summary Compensation Table
The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2015 and 2014 by (1) each person who served as the principal executive officer of the Company during fiscal year 2015; and (2) the Company's most highly compensated (up to a maximum of two) executive officers as of December 31, 2015 with compensation during fiscal year 2015 of $100,000 or more.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards	Warrant/ Options Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2) (3)	Total ($)
Michael Bundy,	2014	$125,000	(4)	$48,095	-0-	-0-	-0-	-0-	-0-	$141,000
COO Chad	2015	$125,000	(4)	$85,402	-0-	-0-	-0-	-0-	-0-	$210,402
Wright,	2014	$63,000	(4)	$15,605	-0-	-0-	-0-	-0-	-0-	$78,605
VP	2015	$63,000	(4)	$42,701	-0-	-0-	-0-	-0-	-0-	$105,701
Michael J. Gordon,	2014	$125,000	(4)	$48,095	-0-	14,980	-0-	-0-	-0-	$188,075
CEO/CFO	2015	$125,000	(4)	$85,402	-0-	-0-	-0-	-0-	$42,650	$253,052
___________

(1)	The options and restricted stock awards presented in this table reflect the full fair value as of the date of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.
(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any "gross-ups" or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.
(3)               Includes compensation for service as a director described under Director Compensation, below.

(4)	Salary includes commissions and accrued cash compensation. The salary paid to all key employees in 2014 and 2015 included commissions based on total quarterly sales.

Conversion of certain outstanding notes.

On March 8, 2011, BlastGard's Board of Directors ratified, adopted and approved that James F. Gordon's accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon's accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC's accrued legal bill of $67,025.30 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion. On May 3, 2011, BlastGard's Board of Directors ratified, adopted and approved $100,000 in additional compensation to Michael J. Gordon as CEO, of which $50,000 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion and $50,000 issued in Common Stock at $.05 per share. On November 11, 2013, the Board of Directors approved the lowering the conversion price from $.05 per share to $.01 per share on these Notes. In January 2016, James F. Gordon converted $80,000 of his accrued salary into the Company's Common Stock at a conversion price of $.01 per share. In January 2016, Michael J. Gordon converted his accrued salary of $160,000 into the Company's Common Stock at a conversion price of $.01 per share. In January 2016, persons associated with Morse & Morse, PLLC converted an aggregate of $160,000 of the outstanding convertible notes at a conversion price of $.01 per share.

For a description of the material terms of each named executive officers' employment agreement, including, without limitation, the terms of any common share purchase option grants, any agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see "Employment Agreements".

None of the outstanding common share purchase options or other equity-based awards granted to or held by any named executive officer in 2015 (except for the convertible notes described above) were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End
The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2015.

Option Awards						Stock Awards
								Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
Name	Number of Securities Under- lying Unexer- cised Options(#) Exercis-able	Number of Securities Underlying Unexercised Options(#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exer-cise Price ($)	Option Expira-tion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael Bundy	300,000	0	0	$0.05	05/02/2015	0	0	0	0
	10,000,000	0	0	$0.02	11/11/2023	6,000,000	0	0	0
	10,000,000	0	0	$0.01	08/30/2025	5,000.000	0	0	0
Michael Gordon	1,250,000	0	0	$0.03	01/27/2016	0	0	0	0
	500,000	0	0	$0.01	03/24/2019	0	0	0	0
	10,000,000	0	0	$0.02	11/11/2023	0	0	0	0
	10,000,000	0	0	$0.01	08/30/2025	0	0	0	0

Chad Wright	5,000,000	0	0	$0.02	11/11/2023	3,000,000	0	0	0
	5,000,000	0	0	$0.01	08/30/2025	2,500,000	0	0	0

Employment Agreements
Effective May 1, 2011, the Company entered into an employment agreement with Michael Bundy with base monthly salary of $7,500 which increased to $9,583.33 per month in December 2011 and to $10,416.67 per month in January 2013. Mr. Bundy's agreement terminated on December 31, 2015 and said agreement automatically renews for an additional one year period, unless either party terminates the renewal on or before November 1st of each year. Mr. Gordon has convertible notes outstanding in the principal amount of $180,000 which are convertible at $.01 per share. These notes represent accrued salaries and unpaid bonuses from prior years' unpaid compensation. See "Item 13."
On September 1, 2015, the Company entered into one-year employment agreements with Michael Gordon, its Chief Executive Officer, and Michael Bundy, its President and Chief Operating Officer. Each agreement automatically renews after the expiration of the initial term (and yearly thereafter) for a period of one year unless either party gives the other party written notice, at least 90 days prior to the end of the then existing term that the employment is to terminate. Messrs. Gordon and Bundy receive an annual salary of $125,000 plus a 1.2% quarterly bonus on HighCom sales. Each officer also received options to purchase 10 million shares of the Company's Common Stock exercisable at $.009 per share from the date of vesting over a period of up to ten years. Of the 10 million options, 5 million are immediately vested and the balance of the options vest over a period of four additional years. Messrs. Gordon's and Bundy's employment agreements can be terminated without cause only by giving 90 days prior notice as described above. If terminated without cause, employee is entitled to full compensation during the instant, pending term. In the event employee is terminated for cause as defined in the agreement or due to the death of the employee, such employee will be paid his compensation through the termination date of his employment. Messrs. Gordon and Bundy are bound by an agreement not to compete during the term of their employment agreement and for a period of one year after the expiration of their respective employment agreements.

On September 1, 2015, the Company entered into an employment agreement with Chad Wright to serve as the Company's Vice President of Manufacturing and Distribution. Mr. Wright's agreement is for a term of one year and automatically renews after the expiration of the initial term (and yearly thereafter) for a period of one year unless either party gives the other party written notice, at least 90 days prior to the end of the then existing term that the employment is to terminate. Mr. Wright receives an annual salary of $63,000 plus a .06% quarterly bonus on HighCom sales. Mr. Wright received options to purchase 5 million shares of the Company's Stock exercisable at $.009 per share from the date of vesting over a period of up to ten years. Of the 5 million options, 2.5 million are immediately vested and the balance of the options vest over a period of four additional years. Mr. Wright's employment agreement can be terminated without cause only by giving 90 days prior notice as described above. If terminated without cause, employee is entitled to full compensation during the instant, pending term. In the event employee is terminated for cause as defined in the agreement or due to the death of the employee, such employee will be paid his compensation through the termination date of his employment. Mr. Wright is bound by an agreement not to compete during the term of his employment agreement and for a period of one year after the expiration of his employment agreement.

Review of Risks Arising from Compensation Policies and Practices
We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION
Consulting Agreement with Paul Sparkes

On September 1, 2015, the Company entered into a consulting agreement with Paul Sparkes who agreed to serve as the Company's non-executive Chairman of the Board of the Company. Mr. Sparkes shall receive compensation at a pre-determined hourly rate. Such compensation shall be paid in common stock, warrants, options or other securities as the parties may agree in writing. The term of the consulting agreement is for a term of one year and shall automatically renew on an annual basis unless either party provides written notice of intent to terminate the agreement no less than 30 days prior to the anniversary date of the execution of the agreement. Mr. Sparkes received options to purchase 1,500,000 shares of the Company's Common Stock, all of which are immediately vested and are exercisable at $.009 per share over a term of up to three years. Mr. Sparke's consulting agreement provides for indemnification and an agreement not to compete during the term of the consulting agreement and for a period of three years after the expiration of the consulting agreement.

Compensation
In fiscal 2014 and 2015, no cash compensation was paid to directors of the Company. Mr. Sparkes entered into a consulting agreement as described above. Options of the Company were granted to various board members in connection with their services to the Company. As of February 29, 2016, the Company has outstanding options to purchase 60,500,000 shares at prices ranging from $.01 per share to $.05 per share, of which 10,500,000 are outside the 2005 Plan. Michael Bundy owns options to purchase 20,000,000 shares. Michael J. Gordon owns options to purchase 20,500,000 shares, of which 10,500,000 our outside the 2005 Plan. Our independent directors: Paul Henry, Keith Brill and Solomon Mayer, each own options to purchase 1,250,000 shares; and Paul Sparkes has an option to purchase 1,500,000 shares. All other options outstanding were granted to persons who are not existing officers and directors of the Company.

Summary of Director Compensation for 2015
The following table shows the overall compensation earned for the 2015 fiscal year with respect to each non-employee and non-executive director as of December 31, 2015.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Paul Henry Director (1)	$0	0	$______	0	0	0	$	____
Keith Brill Director (1)	$0	0	$______	0	0	0	$	____
Solomon Meyer Director	$0	0	$______	0	0	0	$	____
Paul Sparkes								$
Director (1)	$0	0		0	0	0		$
Craig Campbell	$0	0	$0	0	0	0		$0
Andrew Griffith	$0	0	$0	0	0	0		$0
David Frum	$0	0	$0	0	0	0		$0

(1)
 On March 10, 2015, an option for 750,000 shares of Common Stock was granted to Messrs. Henry, Brill and Meyer for serving on the board in 2015. On September 1, 2015, Mr. Sparkes became a non-executive Chairman of the Board of the Company and a consultant and received options to purchase 1,500,000 shares.

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

2005 Employee and Consulting Compensation Plan

On November 30, 2005, we established an Employee Benefit and Consulting Compensation Plan (the "2005 Plan") covering 5,000,000 shares. Since stockholder approval of the 2005 Plan will not be obtained by November 30, 2006, then no Incentive Stock Options may be granted after that date under the 2005 Plan. On January 28, 2011, the board approved a resolution to increase the 2005 Plan from 5,000,000 shares to 10,000,000 shares and again on March 12, 2015, the board approved a resolution to increase the 2005 Plan from 10,000,000 shares to 50,000,000 shares.

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

Stock Options

A "stock option" is a contractual right to purchase a number of shares of Common Stock at a price determined on the date the option is granted.  The option price per share of Common Stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable shall be determined by the Board at the time of grant. Such option price shall not be less than 100% of the fair market value of the Common Stock on the date of grant. The option price must be paid in cash, money order, check or Common Stock of the Company. The Options may also contain at the time of grant, at the discretion of the Board, certain other cashless exercise provisions.

Options shall be exercisable at the times and subject to the conditions determined by the Board at the date of grant, but no option may be exercisable more than ten years after the date it is granted. If the Optionee ceases to be an employee of our company for any reason other than death, any option granted as an incentive stock option exercisable on the date of the termination of employment may be exercised for a period of thirty days or until the expiration of the stated term of the option, whichever period is shorter. In the event of the Optionee's death, any option originally granted as an incentive stock option exercisable at the date of death may be exercised by the legal heirs of the Optionee from the date of death until the expiration of the stated term of the option or six months from the date of death, whichever event first occurs.  In the event of disability of the Optionee, any Options granted as an incentive stock option shall expire on the stated date that the Option would otherwise have expired or 12 months from the date of disability, whichever event first occurs.  The termination and other provisions of a non-statutory stock option shall be fixed by the Board of Directors at the date of grant of each respective option.

Common Stock Award

"Common Stock Award" are shares of Common Stock that will be issued to a recipient at the end of a restriction period, if any, specified by the Board if he or she continues to be an employee, director or consultant of us. If the recipient remains an employee, director or consultant at the end of the restriction period, the applicable restrictions will lapse and we will issue a stock certificate representing such shares of Common Stock to the participant. If the recipient ceases to be an employee, director or consultant of us for any reason (including death, disability or retirement) before the end of the restriction period unless otherwise determined by the Board, the restricted stock award will be terminated.

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

Awards

To date, no options to purchase common shares have been exercised under the 2005 Plan. The 2005 Plan expired on November 30, 2015 and no awards may be granted after that date. No further individuals will receive future awards under the 2005 Plan. As of February 29, 2016, the Company has outstanding options to purchase 60,500,000 shares at prices ranging from $.01 per share to $.05 per share, of which 10,500,000 are outside the 2005 Plan. Michael Bundy owns options to purchase 20,000,000 shares. Michael J. Gordon owns options to purchase 20,500,000 shares, of which 10,500,000 our outside the 2005 Plan. Our independent directors: Paul Henry, Keith Brill and Solomon Mayer, each own options to purchase 1,250,000 shares; and Paul Sparkes has an option to purchase 1,500,000 shares. All other options outstanding were granted to persons who are not existing officers and directors of the Company. As of December 31, 2015, the Company's Common Stock had a closing sales price of $.01 per share. Accordingly, none of the Company's outstanding options were in the money.

Item 12.                           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 29, 2016 by our executive officers and directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage Outstanding (2)
Michael Bundy (3)	20,000,000	5.2%
Michael J. Gordon (4)	36,500,000	9.4%
Chad Wright (5)	10,000,000	2.6%
Paul Henry (8)	1,673,500	*
Paul Sparkes (7)	1,500,000	*
Solomon Mayer (6)	1,250,000	*
Keith Brill (6)	1,250,000	*
Includes all officers and directors as a group (seven persons) (9)	72,173,500	17.0%
Alpha Capital Anstalt Pradafant 7 Furstentums 9490 Vaduz, Liechtenstein	32,229,356	8.8%
8464081 Canada Inc. (10)	242,330,155	59.3%
_____________

*	Represents less than 1% of the outstanding shares of Common Stock.
(1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BlastGard® International, Inc. at 2451 McMullen Booth Road, Ste., 212, Clearwater, FL 33759.
(2)	Based upon 366,976,178 shares of Common Stock outstanding as of February 29, 2016, plus the amount of shares each person or group has the right to acquire under options, warrants, rights, conversion privileges, or similar obligations.
(3)	Includes options to purchase 20,000,000 shares of common stock.
(4)	Includes options to purchase 20,500,000 shares of common stock.
(5)	Includes options to purchase 10,000,000 shares
(6)	Includes options to purchase 1,250,000 shares.
(7)	Includes options to purchase 1,500,000 shares

(8)	Includes 280,000 shares owned by Mr. Henry, 143,500 shares owned by his wife and options to purchase 1,250,000 shares.
(9)	Includes options to purchase 57,750,000 shares.
(10)	8464081 Canada owns 200,528,362 shares and warrants to purchase 41,801,793 shares.

We do not know of any arrangement or pledge of its securities by persons now considered in control of us that might result in a further change of control of us.

Equity Compensation Plan Information

The following summary information is as of February 29, 2016 and relates to our 2005 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)

Equity compensation Plans (1)	50,000,000	(2)	-0-

(1)	Our Plan has not been approved by stockholders.
(2)	Exercise prices of options range from $.01 per share to $.05 per share.

Item 13.	Certain Relationships, Related Transactions and Director Independence
During the last two fiscal years ended December 31, 2015, we entered into the following transactions in which our current officers and directors had a material interest, exclusive of employment contacts and compensation described under Item 11 of this Form 10-K.

(i) During the year ended December 31, 2015, the Company relied on a $100,000 credit line for operations during 2015, which was secured by a personal guarantee of its Chief Financial Officer. As of December 31, 2015, the line of credit was paid off in full.

(ii)  On March 8, 2011, BlastGard's Board of Directors ratified, adopted and approved that James F. Gordon's accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon's accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC's accrued legal bill of $67,025 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion. On November 11, 2013, the Board of Directors approved the lowering the conversion price from $.05 per share to $.01 per share on these Notes. In January 2016, $300,000 of the aforementioned convertible debentures were converted in 30,000,000 shares of the Company's common stock and the balance paid out in cash.
Background of Secured Financings of BlastGard and Conversion into Common Stock
On April 4, 2013, Alpha Capital Anstalt, closed on an agreement dated March 21, 2013  (the "Purchase and Exchange Agreement") with 8464081 Canada Inc. (the "Purchaser") to sell to the Purchaser and its assignees the Company's Debt in the principal amount, including accrued interest thereon, of $1,267,770.07 (which excludes $182,000 of the principal due on this note that was maintained by Alpha Capital) owned by it plus warrants to purchase 104,333,335 shares (exercisable at $0.01 per share). On April 23, 2013, the aforementioned secured note holders converted their debt in the principal amount of approximately $1.451 million including accrued interest thereon into 161,269,410 shares of common stock at a conversion price of $.009 per share. Of the 161,269,410 shares, 132,426,499 shares were issued to 8464081 Canada Inc., 20,222,222 shares were issued to Alpha Capital Anstalt and 8,620,689 shares were issued to Laurentian Bank Securities ITF Robocheyne Consulting Ltd. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act of 1933, as amended.

Also, pursuant to the Purchase and Exchange Agreement by and among Alpha Capital Amstalt (the "Seller"), 8464081 Canada (the "Purchaser") and the Company, the parties agreed to the following:

•	Purchaser has the right to nominate and appoint to the Board at least 50% of the Board members and;

•	Purchaser has a right of first refusal to participate in future financings up to its pro rata share of Common Stock of the Company.

This transaction resulted in the Purchaser, namely, 8464081 Canada Inc., acquiring control of the Company through its acquisition of Warrants to purchase 104,333,335 shares of Common Stock and its acquisition of secured debt in the principal amount of $1,267,770.07, which together with accrued interest thereon, was convertible at $.009 per share. The Purchaser paid Seller approximately $1.82 million to acquire control of the Company.

Exercise of Warrants/Reduction of Debt

In September 2014, BlastGard issued to 8464081 Canada Inc. 33,608,200 shares of common stock for exercise of warrants valued at $302,479. Exemption from registration is claimed under Section 4(2) of the Securities Act.

The Company owed approximately $435,376.00 to Fifth Third Bank which was personally guaranteed by the former CEO of HighCom. In 2013, 8464081 Canada Inc. purchased the Company's note from Fifth Third Bank and took an assignment of the civil judgment on the note entered into against both HighCom and its former CEO. The indebtedness was reduced to a civil judgment by the bank in the Ohio state court system. The net proceeds of the September 2014 warrant exercise described in the preceding paragraph were utilized to release the Company from its obligations under the note.

On September 14, 2015, BlastGard issued 3,000,000 shares of common stock for the exercise of convertible debentures valued at $30,000. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

On November 11, 2015, BlastGard issued 5,570,321 shares of common stock as a conversion of debt in the amount of $50,133. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

On January 25, 2016, BlastGard issued 30,000,000 shares of common stock as a conversion of debt in the amount of $300,000. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

Purchase of HighCom Security Inc.

As previously reported, on January 25, 2011, BlastGard International, Inc. ("BlastGard") entered into a binding Letter of Intent ("LOI") with HighCom Security, Inc. ("HighCom") under which BlastGard will acquire 100% of the common stock of HighCom from the stockholders of HighCom, none of whom are affiliates of BlastGard. HighCom is a worldwide security equipment provider based in San Francisco, California. HighCom designs, manufactures and distributes a unique range of security products and personal protective gear. BlastGard and HighCom have agreed to consummate a Stock Purchase Agreement, subject to the approval of all necessary parties, agencies or regulatory organizations. As of the signing of the agreement, BlastGard immediately assumed the operations of HighCom and started to provide financing for the operations while a definitive agreement is drawn up over the next 90 days.

As stated above, the LOI contemplated several closing conditions and the closing in escrow with a possible of rescission if the State Department does not reinstate HighCom's export license. On March 4, 2011, among other changes the LOI was amended as follows: 1) the LOI constitutes the definitive stock purchase agreement; 2) BlastGard issued 9,820,666 shares of its Common Stock and promissory notes totaling $196,400 to Robert Rimberg as trustee for an Irrevocable Trust FBO and Yochi Cohen and his wife, Yocheved Cohen–Charash (the "Trust") in exchange for 1,150 shares of the outstanding 1,171 shares of HighCom Common Stock, equivalent to 98.2% of the outstanding shares; 3) the parties agree to waive all closing conditions, escrow provisions and right of rescission; and 4) BGI agreed for a period of 30 days to offer to purchase Ron Peled 21 shares of HighCom from him or his transferee at a cost of 179,934 shares of BGI Common Stock and in exchange for promissory notes totaling $3,600, with terms identical to those received by the Trust plus 1.8% of the Earn-out provisions contained in the LOI.

BlastGard also agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue were to reach certain goals.  BlastGard management believed that a portion of the revenue goals were very achievable and valued the contingent consideration at 68% of the market price at the time of the agreement.

In June 2014, we entered into an agreement with Mr. Cohen to release us from any obligation to issue additional monies or stock to Mr. Cohen. We agreed to pay $174,000 of credit cards and loans for which Mr. Cohen was responsible and to indemnify him against any loss. In the same agreement, our principal stockholder 8464081 Canada, which had purchased a revolving note from Fifth Third Bank, which loan arrangement was guaranteed by Mr. Cohen, agreed to release Mr. Cohen from his liability under such loan. The principal of such loan amounted to approximately $435,376. See "Exercise of Warrants/Reduction of Debt" described above.

Board Members Who Are Deemed Independent

Our board of directors has determined that Paul Sparkes, Craig Campbell, David Frum, Andrew Griffith, Paul Henry, Keith Brill, and Solomon Mayer are each an "independent director."  See "Audit Committee" under" Item 10" regarding the definition of an "independent director."

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
2015	$24,000
2014	$24,000
 (2) Audit-Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	$-
2014	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$-
2014	$-
(4) All Other Fees
    None.
(5) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

Item 15.                           Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., ("BTI") and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company's current report on Form 8-K dated January 31, 2004.)

3.1	The Company's Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company's quarterly report on Form 10-QSB dated March 21, 2004).
3.1(A)	Amendment to Articles of Incorporation (Incorporated by reference to Form 8-K dated August 2, 2011).
3.2	The Company's Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company's quarterly report on Form 10-QSB dated March 21, 2004).

10.1	Form of Purchase and Exchange Agreement dated March 21, 2013. (Incorporated by reference to Form 8-K dated April 4, 2013.)

10.2	Employment Agreement dated September 1, 2015 – Michael J. Gordon. (Incorporated by reference to Form 8-K dated September 1, 2015.)

10.3	Employment Agreement dated September 1, 2015 – Michael L. Bundy. (Incorporated by reference to Form 8-K dated September 1, 2015.)

10.4	Employment Agreement dated September 1, 2015 – Chad Wright. (Incorporated by reference to Form 8-K dated September 1, 2015.)

10.5	Consulting Agreement dated September 1, 2015 – Paul Sparkes. (Incorporated by reference to Form 8-K dated September 1, 2015.)
21.1	Subsidiaries of Registrant*

31(a)	Rule 13a-14(a) Certification – Principal Executive and Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive and Principal Financial Officer *
99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).
99.2 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
Amendment to Exhibit 99.1 (Incorporated by reference to the Company's Form 10-K for the fiscal year ended  December 31, 2012.

Document, XBRL Taxonomy Extension *

Calculation Linkbase, XBRL Taxonomy Extension Definition *

Linkbase, XBRL Taxonomy Extension Labels *

Linkbase, XBRL Taxonomy Extension *

Presentation Linkbase *

   * Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLASTGARD® INTERNATIONAL, INC.
Dated:	April 5, 2016

		By:	/s/ Michael J. Gordon
Michael J. Gordon
Principal Executive and Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	April 5, 2016	By:	/s/ Solomon Mayer
Solomon Mayer
Director

Dated:	April 5, 2016	By:	/s/ Michael J. Gordon
Michael J. Gordon
Director, Principal Executive and Principal Financial and Accounting Officer

Dated:	April 5, 2016	By:	/s/ Paul Henry
Paul Henry
Director

Dated:	April 5, 2016	By:	/s/ Keith Brill Keith Brill
Director

Dated:	April 5, 2016	By:	/s/ Paul Sparkes
Paul Sparkes
Chairman of the Board

Dated:	April 5, 2016	By:	/s/ Craig Campbell Craig Campbell
Director

Dated:	April 5, 2016	By:	/s/ David Frum
David Frum
Director

Dated:	April 5, 2016	By:	/s/ Andrew Griffith Andrew Griffith
Director