Form 10-Q
period 2016-03-31
BLASTGARD INTERNATIONAL INC
filed 2016-05-25
CIK 1102358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
(March One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016
OR

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
(issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes ☑  No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 23, 2016 the issuer had 366,976,178 shares of $.001 par value common stock outstanding.
Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☑

BLASTGARD INTERNATIONAL, INC.
INDEX
		PAGE
	PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated balance sheets as of March 31, 2016 (unaudited) and December 31, 2015

	Consolidated statements of operations, for the three months ended March 31, 2016 and March 31, 2015 (unaudited)	4

	Consolidated statement of changes in stockholders' deficit for the year ended December 31, 2015 and three months ended March 31, 2016 (unaudited)	5

	Consolidated statements of cash flows for the three months ended March 31, 2016 and March 31, 2015 (unaudited)	5

	Notes to consolidated financial statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

	PART I1 – OTHER INFORMATION

Item 1.	Legal Proceedings.	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 6.	Exhibits	27

	Signatures	28

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current assets
Cash	$282,550	$109,251
Accounts receivable	151,462	980,972
Inventory	1,410,391	1,206,222
Prepaid and other current assets	20,000	20,000
Total current assets	1,864,403	2,316,445

Property & equipment, net	209,015	171,107
Intangible property, net	144,316	148,379
Goodwill	2,061,649	2,061,649
Deposits	10,254	10,254
Total Assets	$4,289,637	$4,707,834

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$330,007	$755,879
Accrued expenses	61,009	124,966
Customer deposits and deferred revenue	16,211	80,919
Current portion notes payable	177,838	311,257
Total current liabilities	585,065	1,273,021

Contingent liability	-	-
Notes payable, net of current portion	4,701	300,000
Derivative liability, net	45,833	20,742
Total liabilities	635,599	1,593,763

Stockholders' Equity
Preferred Stock, 1,000 shares authorized; $.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized; 366,976,178 and 336,976,178 shares issued and outstanding respectively	366,976	336,976
Additional paid-in capital	18,061,640	17,791,640
Minority interest	18,679	13,264
Accumulated deficit	(14,793,257)	(15,027,809)
Total stockholders' equity	3,654,038	3,114,071

Total Liabilities and Stockholders' Equity	$4,289,637	$4,707,834

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended
	March 31,
	2016	2015

Revenues	$1,244,336	$3,235,847
Direct costs	861,820	1,788,970
Gross Profit	382,516	1,446,877

Operating expenses:
General and administrative	388,848	475,444
Research and Development	8,156	20,429
Stock based compensation	-	84,858
Amortization and depreciation	18,636	11,678
Total operating expenses	415,640	592,409

Operating income (loss)	(33,124)	854,468

Non-operating activity
Gain (loss) on derivative liability	4,202	43,913
Gain on settlement of debt	300,200	-
Interest expenses	(31,311)	(37,515)
Total other income (expense)	273,091	6,398

Income before income taxes	239,967	860,866

Minority interest (gain) loss	(5,415)	(17,374)
Provision for income taxes	-	-
Net Income	$234,552	$843,492

Earnings (loss) per share:
Basic	$0.00	$0.00
Dilutive	$0.00	$0.00

Weighted average shares outstanding
Basic	358,734,420	328,405,657
Dilutive	358,734,420	375,968,476

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015 AND THE THREE MONTHS ENDED MARCH 31, 2016
(UNAUDITED)

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	Shares	Par	Capital	Interest	Deficit	Equity

Balances at December 31, 2014	328,405,857	$328,405	$17,356,271	$(11,282)	$(16,016,905)	$1,656,489

Stock issued as satisfaction of debt	8,570,321	8,571	77,382			85,953

Options issued for services			357,987			357,987

Net Income				24,546	989,096	1,013,642

Balances at December 31, 2015	336,976,178	$336,976	$17,791,640	$13,264	$(15,027,809)	$3,114,071

Stock issued as satisfaction of debt	30,000,000	30,000	270,000			300,000

Net Income				5,415	234,552	239,967

Balances at March 31, 2016	366,976,178	$366,976	$18,061,640	$18,679	$(14,793,257)	$3,654,038

BLASTGARD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$234,552	$843,492
Adjustment to reconcile Net Income to net cash provided by operations:
Minority interest loss	5,415	17,374
Stock based compensation	-	84,858
Depreciation and amortization	18,636	11,678
Amortization of debt discount	29,293	28,971
Gain on settlement of debt	(300,200)	-
(Gain) loss on derivative	(4,202)	(43,913)
Changes in assets and liabilities:
Accounts receivable	829,510	(149,125)
Inventory	(204,169)	45,957
Prepaid expenses	-	(27,250)
Accounts payable and accruals	(189,629)	(156,826)
Customer deposits	(64,708)	(115,765)
Net Cash Provided by Operating Activities	354,498	539,451

Cash Flows from Investing Activities:
Purchase of property and equipment	(10,174)	(50,174)
Net Cash Used by Investing Activities	(10,174)	(50,174)

Cash Flows from Financing Activities:
Repayments of notes payable	(171,026)	(120,236)
Net Cash (Used) by Financing Activities	(171,026)	(120,236)

Net increase in Cash	173,299	369,041
Cash at beginning of period	109,251	15,187
Cash at end of period	$282,550	$384,228

Supplemental cash flow information:
Interest paid	$2,018	$7,506
Taxes paid	$-	$-

January 2016, The company issued 30,000,000 common shares in satisfaction of $300,000 of convertible Debt.
January 2016, The company financed the acquisition of certain equipment through a promissory note in the amount of $ 42,308.

BLASTGARD INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2016

(1)	Basis of Presentation
The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2015.
In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at March 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2016 and 2015 have been made.

These consolidated financial statements include the assets and liabilities of BlastGard International, Inc. and its subsidiaries as of March 31, 2016 and December 31, 2015.  All material intercompany transactions have been eliminated.
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

Accounting Policies
Principles of Consolidation
These consolidated financial statements include the assets and liabilities of BlastGard International, Inc. and its subsidiaries as of March 31, 2016 and December 31, 2015.
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
Accounts Receivable
Accounts receivable consisted of amounts due from customers based in the United States and abroad.  The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at March 31, 2016.
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
Research and Development
Research and development costs were expensed as incurred.  Research and development costs totaled $8,156 and $20,429 for the three months ended March 31, 2016 and 2015 respectively.
Advertising
Advertising costs were expensed as incurred. Advertising costs of $0 and $0 were incurred during the three months ended March 31, 2016 and 2015, respectively.
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

Income (Loss) per Common Share
Basic net income per share excludes the impact of common stock equivalents.  Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  As of March 31, 2016, there were 38,000,000 vested common stock options outstanding, which were not included in the calculation of net income per share-diluted because they were anti-dilutive. In addition, at March, 2016 the Company had 41,801,793 remaining warrants outstanding issued in connection with convertible promissory notes that were also not included because they were anti-dilutive.
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

(2)	Inventory
Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.

	March 31,	December 31,
	2016	2015
	(unaudited)

Raw materials	$422,208	$489,303
Work in process	119,122	7,303
Finished Goods	869,061	709,616

TOTAL	$1,410,391	$1,206,222

(3)	Property and Equipment, Net
Property and equipment are comprised of the following at March 31, 2016 and December 31, 2015

	March 31,	December 31,
	2016	2015
Equipment	$405,086	$353,880
Furniture	103,839	102,564
Moulds	45,060	45,060
Test Range	110,802	110,802

	664,787	612,306
Less accumulated depreciation	(455,772)	(441,199)

Property and equipment, net	$209,015	$171,107

Depreciation expense for the next five years ended March 31,

2017	$58,143
2018	48,545
2019	39,614
2020	32,938
2021	15,948

	$195,188
Depreciation expense for the three months ended March 31, 2016 and 2015 was $14,573 and $8,350.
(4)	Intangible Assets, Net
Intangible Assets are comprised of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Patents and Trademarks	$161,278	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	55,000	55,000

	796,278	796,278
Less accumulated amortization	(651,962)	(647,899)

Intangible assets, net	$144,316	$148,379

Amortization expense for the next five years ended March 31,

2017	$16,252
2018	16,252
2019	16,252
2020	16,252
2021	16,252

	$81,260
 Amortization expense for the three months ended March 31, 2016 and 2015 was $4,063 and $3,328.

(5)	Notes Payable
Notes payable at March 31, 2016 and December 31, 2015 as detailed below, is summarized as follows:
	March 31, 2016 (unaudited)	December 31, 2015

Convertible promissory notes – accrued expenses	-	391,025
Revolving credit	117,283	190,232
Acquisition debt	30,000	30,000
Notes payable - equipment	35,256	-
	182,539	611,257
Less current maturities	(177,838)	(311,257)
	$4,701	$300,000

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
These notes were paid off in January 2016 through a conversion of $300,000 into 30,000,000 shares of Common Stock, and the balance being paid in cash.
The 2011 convertible promissory notes consisted of the following at March 31, 2016 and December 31, 2015:
	March 31, 2016	December 31, 2015

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	$-	$180,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	-	144,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	-	67,025
	-	391,025
Less: current maturities	-	(91,025)
	$-	$300,000

The Company had issued 104,333,335 warrants with the convertible debt. The 41,801,793 warrants which remain outstanding are currently exercisable at $0.009 and expire in 2018.  Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter. On August 23, 2013, 28,923,342 warrants were exercised and on September 2, 2014, 33,608,200 warrants were exercised.  At March 31, 2016 the remaining 41,801,793 warrants were valued at approximately $353,247, with an unamortized debt discount of $307,414, and a net value of $45,833. These amounts are presented as a derivative liability, net on the balance sheet.
Revolving Credit Facilities
The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc.  HighCom had been paying interest only on the loans.  The revolving credit facilities consist of the following at March 31, 2016 and December 31, 2015:
	March 31, 2016	December 31, 2015

Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand	$-	$53,649

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand, unsecured	117,283	136,583

	117,283	190,232
Less: current maturities	(117,283)	(190,232)
	$-	$-

Acquisition Debt
On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs.  These acquisition notes have the following balances at March 31, 2016 and December 31, 2015:
	March 31, 2016	December 31, 2015

Acquisition note for the purchase of Acer product designs, original amount $30,000, no interest	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$-	$-

Note payable - Equipment
The Company financed the acquisition of certain equipment through a promissory note.  The note is payable in monthly installments of $2,350, is non-interest bearing, and has a maturity date of May 17, 2017.  The note is secured by equipment.  As of March 31, 2016 the balance of this note was $35,256.

Off Balance Sheet Arrangements
We currently have no off-balance sheet arrangements.

Canadian corporation has the right to nominate and appoint at least 50% of the Board Members.
In 2013, in connection with 8464091 Canada Inc. acquiring over majority control of the Company's Common Stock from a former affiliated third party, the Company agreed that the Canadian corporation has the right to nominate and appoint to the Board at least 50% of the Board members. Pursuant to this right, 8464091 Canada has nominated and the Board has appointed to the Board four members, which include, Paul Sparkes, Craig Campbell, Andrew Griffith and David Frum. Also, the Canadian corporation has the right to participate in future financings up to its pro rata share of Common Stock of the Company.

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

366,976,178 shares were issued and outstanding at March 31, 2016.

Stock Compensation
The Company periodically offered options to purchase stock in the Company to vendors and employees. There were 25,000,000 options granted during the 3rd quarter of 2015 to three key employees and 1,500,000 options granted during the 3rd quarter of 2015 to a board member for consultant services.
The Board's policy with respect to options is to grant options at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant. During the years ended December 31, 2013 and 2012 there were 0 and 0 options granted, respectively and 0 and 1,450,000 expired un-exercised, respectively. On March 25, 2014, the Board of Directors approved granting all four directors 500,000 shares exercisable at $.02 per share. The options are for 5 years and are fully-vested, non-statutory stock options. The options to purchase 500,000 shares of the Company's Common Stock, effective March 25, 2014, at an exercise price of $0.01 per share were granted to the following persons: Michael J. Gordon, Paul W. Henry, Solomon Mayer and Keith Brill. The options to purchase 750,000 shares of the Corporation's Common Stock, effective March 10, 2015, at an exercise price of $0.01 per share were granted to the following persons: Michael J. Gordon, Paul W. Henry, Solomon Mayer and Keith Brill.
There were no net cash proceeds from the exercise of stock options during the year ended December 31, 2015. At March 31, 2016 and December 31, 2015, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future
The following table represents stock option activity as of and for the three months ended March 31, 2016:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2016	66,750,000	$0.01.	8.9 years	-
Granted	-	$0.01	5.0 years	-
Exercised	-	-
Forfeited/expired/cancelled	(6,250,000)

Options Outstanding – March 31, 2016	60,500,000	$0.01	6.3 years	$-

Outstanding Exercisable – January 1, 2016	38,000,000	$0.01	7.9 years	$-
Outstanding Exercisable – March 31, 2016	38,000,000	$0.01	6.4 years	$-

The total grant date fair value of options vested during the three months ended March 31, 2016 and 2015 was $84,858 and $84,858 respectively.

The following table represents stock warrant activity as of and for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2016	41,801,793	$0.009.	3.9years	$-
Granted	-
Exercised	-	-
Forfeited/expired/cancelled	-

Warrants Outstanding – March 31, 2016	41,801,793	$0.009	3.9 years	$-

Outstanding Exercisable – January 1, 2016	41,801,793	$0.009	3.9 years	$-
Outstanding Exercisable – March 31, 2016	41,801,793	$0.009	3.9 years	$-

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

The Company used the following Black-Scholes assumptions in arriving at the fair value of the warrants as of March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015

Expected Life in Years	2.6	2.9
Risk-free Interest Rates	1.21%	1.76%
Volatility	277.98%	281.15%
Dividend Yield	0%	0%

The Derivative Liability consists of the following as of March 31, 2015 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Fair Value of embedded warrants	$353,247	$357,449
Unamortized discount	(307,414)	(336,707)

	$45,833	$20,742

(7)	Income Taxes
The Company incurred a net operating profit in the current quarter, and has realized net income in various prior periods presented.   Due to the deferred tax attributes of the derivatives and a deferred tax asset from prior periods, which was fully allowed for, no income tax benefit or expense has been presented.  Any tax liability associated with any profits was offset by the deferred tax assets and changing in the valuation allowance on those tax assets.
(8)	Concentration of Credit Risk for Cash
The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC").  At March 31, 2016, the Company had no funds in excess of the FDIC insurance limits.
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

Rent expense for the three months ended March 31, 2016 was approximately $32,746.

Prior Litigation Matter
Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company's counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde's receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard's portion of all blast mitigation products sold by the company (the royalty was not on any third-party's portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue.  At March 31, 2016, the Company was in arrears on the final twelve monthly payments on the settlement.
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
(11)	Gain on settlement of debt

During the quarter ended March 31, 2016, the Company negotiated the settlement of an account payable to a single vendor for invoices from 2010 that were on the books of HighCom when acquired in March 2011.  The vendor has conceded the full amount as settled, resulting in a gain on settlement of debt in the amount of $300,200. .
(12)	Subsequent Events

The Company has evaluated all subsequent events through the filing date of this form 10Q for appropriate accounting and disclosures, and there are no subsequent event disclosures required.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended December 31, 2015. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.
The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2016, have been included.
Summary.
BlastGard International, Inc. is in the business of providing protection for individuals and property.  We have developed and have been marketing BlastWrap products to protect people and property against explosive forces. The Company owns 98.2% of HighCom Security, Inc. ("HighCom") which provides a wide range of security and personal protective gear.  A description of each company can be located in our form 10-K for the fiscal year ended December 31, 2015. We believe that the products of the two companies have a certain synergy and that BlastGard International is poised to be a full service provider for defensive and protective product needs. The term "the Company" shall include BlastGard and HighCom unless the context indicates otherwise. For a description of certain background on HighCom, reference is made to our Form 10-K for the fiscal year ended December 31, 2015.

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

Results of Operations
For the quarter ended March 31, 2016, we recognized revenues of $1,244,336 as compared to $3,235,847 for the comparable period of the prior year, representing a decrease of $1,991,511. During the quarter ended March 31, 2016, revenues included $17,772 from the sales of our proprietary product.  The Company's plan for growth includes the addition of new distributors and from increased demand for personal body armor for both domestic and international markets.
For the quarter ended March 31, 2016, gross profit was $382,516 as compared to a gross profit of $1,446,877 for the comparable period of the prior year.
During the quarter ended March 31, 2016, the Company's operating costs were $415,640 as compared to $592,409 for the quarter ended March 31, 2015, and did not include any stock based compensation for the quarter ended March 31, 2016 as compared to $84,858 for the comparable period of the prior year, which was from the issuance and vesting of options during the respective quarter.
During the quarter ended March 31, 2016, the Company had a net income of $243,552, which included a gain on derivative liability of $4,202 and a gain on settlement of debt in the amount of $300,200, as compared to a net income from the comparable period of the prior year of $843,492.  The derivative liability was the result of the Company's stock decreasing in value versus the value of the Company's outstanding warrants which are based on the $.009 strike price. Thus, the warrants "derive" their value from BlastGard's stock price.   During the quarter ended March 31, 2016, the Company incurred interest expense of $31,311 as compared to $37,515 for the quarter ended March 31, 2015.

Backlog of Sales
As of March 31, 2016, the Company had a backlog of sales believed to be in the amount of $250,000, all of which are expected to be delivered in the second and third quarter of 2016. Management is optimistic that additional sales of the Company's HighCom products will continue in the second quarter and in future operating periods as the Company has bid on numerous sizeable contracts.
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

●	Type III and IV body armor – provides protection against rifle rounds and are generally only used in tactical situations.

Our Security Products include the following:

●	Ballistic helmets
●	Ballistic soft body armor vests
●	Ballistic hard armor plates
●	Ballistic shields
●	Ballistic blankets
●	Mounted patrol, vehicular crew, and general duty helmets
●	Metal detectors: walk-through and handheld

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

HighCom manufactures ballistic plates, ballistic shields, ballistic vests, ballistic helmets and blankets. HighCom's hard and soft armor products are made under our brand name or a private label. Our ballistic helmets are assembled at the HighCom plant. On occasion, HighCom distributes the following products made by other manufacturers: metal detectors, x-ray machines, EOD kits and detection devices.  In the future, we intend to manufacture PASGT (personal armored systems for ground troops) and ACH (advanced combat helmets) ballistic helmets. For a complete description of the HighCom product line, reference is made to our Form 10-K for the fiscal year ended December 31, 2015.

Liquidity and Capital Resources.
At March 31, 2016, we had cash of $282,550, a positive working capital of $1,279,338, an accumulated deficit of $(14,793,257) and shareholder's equity of $3,654,038.
For the quarter ending March 31, 2016, net cash provided by operating activities was $354,498 due to a gain on derivative, amortization of debt discount, our net income of $234,552, and the payment on our accounts payables and accruals. During the three months ended March 31, 2016, we used cash in investing activities for purchase of property and equipment of $10,174. During the three months ended March 31, 2016, we used cash in our financing activities for repayment of notes payable of $171,026.
For the quarter ending March 31, 2015, net cash provided by operating activities was $539,451 primarily due to a gain on derivative, amortization of debt discount, our net income of $843,492, and the payment on our accounts payables and accruals. During the three months ended March 31, 2015, we used cash in investing activities for purchase of property and equipment of $50,174. During the three months ended March 31, 2014, we used cash in our financing activities for repayment of notes payable of $120,236.
We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital from the sale of equity and/or debt securities. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and to attain consistent profitability. The Company is attempting to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the receipt of product licensing fees. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern. Further, we can provide no assurances that a mutually acceptable licensing agreement will be entered into on terms satisfactory to us, if at all. In this respect, see "Note 1 – Going Concern" in our financial statements for additional information as to the possibility that we may not be able to continue as a "going concern."
Application of critical accounting policies

Management's Discussion and Analysis of our Financial Condition and Results of Operations is based on the Company's Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and corresponding disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we continue to evaluate our estimates which in large part are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

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
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	For the three months ended March 31, 2016, we had no sales or issuances of unregistered securities,

(b)	Rule 463 of the Securities Act is not applicable to the Company.

(c)	In the three months ended March 31, 2016, there were no repurchases by the Company of its Common Stock.
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

3.1	The Company's Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company's quarterly report on Form 10-QSB dated March 21, 2004).

3.1(A)	Amendment to Articles of Incorporation (Incorporated by reference to Form 8-K dated August 2, 2011).

3.2	The Company's Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company's quarterly report on Form 10-QSB dated March 21, 2004).

10.1	Form of Purchase and Exchange Agreement dated March 21, 2013. (Incorporated by reference to Form 8-K dated April 4, 2013.)

10.2	Employment Agreement dated September 1, 2015 – Michael J. Gordon. (Incorporated by reference to Form 8-K dated September 1, 2015.)

10.3	Employment Agreement dated September 1, 2015 – Michael L. Bundy. (Incorporated by reference to Form 8-K dated September 1, 2015.)

10.4	Employment Agreement dated September 1, 2015 – Chad Wright. (Incorporated by reference to Form 8-K dated September 1, 2015.)

10.5	Consulting Agreement dated September 1, 2015 – Paul Sparkes. (Incorporated by reference to Form 8-K dated September 1, 2015.)

11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.

31(a)	Rule 13a-14(a) Certification – Principal Executive and Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive and Principal Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

99.2	Amendment to Exhibit 99.1 (Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2012.

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BLASTGARD INTERNATIONAL, INC.

Dated: May 23, 2016	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer