Form 10-Q
period 2016-06-30
BLASTGARD INTERNATIONAL INC
filed 2016-08-18
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(March One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-53756

BLASTGARD INTERNATIONAL, INC.

(Exact name of small business issuer as specified in it charter)

Colorado	84-1506325
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2451 McMullen Booth Road, Suite 212, Clearwater, Florida 33759-1362

(Address of principal executive offices)

(727) 592-9400

(issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes [X] No [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller Reporting Company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2016 the issuer had 366,976,178 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

BLASTGARD INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLASTGARD INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current assets
Cash	$86,629	$109,251
Accounts receivable	237,602	980,972
Inventory	1,555,216	1,206,222
Prepaid and other current assets	20,000	20,000
Total current assets	1,899,447	2,316,445

Property & equipment, net	194,377	171,107
Intangible property, net	140,253	148,379
Goodwill	2,061,649	2,061,649
Deposits	10,254	10,254
Total Assets	$4,305,980	$4,707,834

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$451,310	$755,879
Accrued expenses	42,685	124,966
Customer deposits and deferred revenue	1,546	80,919
Current portion notes payable	257,245	311,257
Total current liabilities	752,785	1,273,021

Contingent liability	-	-
Notes payable, net of current portion	-	300,000
Derivative liability, net	35,069	20,742
Total liabilities	787,855	1,593,763

Stockholders’ Equity
Preferred Stock, 1,000 shares authorized; $.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized; 366,976,178 and 336,976,178 shares issued and outstanding respectively	366,976	336,976
Additional paid-in capital	18,061,640	17,791,640
Minority interest	16,703	13,264
Accumulated deficit	(14,927,194)	(15,027,809)
Total stockholders’ equity	3,518,125	3,114,071

Total Liabilities and Stockholders’ Equity	$4,305,980	$4,707,834

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$700,939	$693,023	$1,945,275	$3,928,870
Direct costs	440,304	447,660	1,302,124	2,236,630
Gross Profit	260,635	245,363	643,151	1,692,240

Operating expenses:
General and administrative	380,109	281,285	768,957	756,729
Research and Development	6,158	7,767	14,313	28,196
Stock based compensation	-	-	-	84,858
Amortization and depreciation	18,701	13,222	37,337	24,900
Total operating expenses	404,968	302,274	820,607	894,683

Operating income (loss)	(144,333)	(56,911)	(177,456)	797,557

Non-operating activity
Gain (loss) on derivative liability	40,057	(371,157)	44,259	(327,244)
Gain on settlement of debt	-	-	300,200	-
Interest expenses	(31,638)	(37,018)	(62,949)	(74,533)
Total other income (expense)	8,419	(408,175)	281,510	(401,777)
Income(loss) before income taxes and minority interest	(135,914)	(465,086)	104,054	395,780
Income taxes	-	-	-	-
Minority interest	1,976	670	(3,439)	(16,704)
Net Income(loss)	$(133,938)	$(464,416)	$100,615	$379,076

Earnings (loss) per share:
Basic	$-	$-	$-	$-
Dilutive	$-	$-	$-	$-

Weighted average shares outstanding
Basic	366,976,178	328,405,857	362,855,299	328,405,857
Dilutive	366,976,178	328,405,857	366,002,762	351,299,297

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2015 AND THE SIX MONTHS ENDED JUNE 20, 2016

(UNAUDITED)

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders’
	Shares	Par	Capital	Interest	Deficit	Equity

Balances at December 31, 2014	328,405,857	$328,405	$17,356,271	$(11,282)	$(16,016,905)	$1,656,489

Stock issued as satisfaction of debt	8,570,321	8,571	77,382			85,953

Options issued for services			357,987			357,987

Net Income				24,546	989,096	1,013,642

Balances at December 31, 2015	336,976,178	$336,976	$17,791,640	$13,264	$(15,027,809)	$3,114,071

Stock issued as satisfaction of debt	30,000,000	30,000	270,000			300,000

Net Income				3,439	100,615	104,054

Balances at June 30, 2016	366,976,178	$366,976	$18,061,640	$16,703	$(14,927,194)	$3,518,125

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2016	2015

Cash Flows from Operating Activities:
Net (loss) income	$100,615	$379,076
Adjustment to reconcile Net Income to net cash provided (used) by operations:
Minority interest loss	3,439	16,704
Stock based compensation	-	84,858
Depreciation and amortization	37,337	24,900
Amortization of debt discount	58,586	58,264
Gain on settlement of debt	(300,200)
(Gain) loss on derivative	(44,259)	327,244
Changes in assets and liabilities:
Accounts receivable	743,370	(194,865)
Inventory	(348,994)	(329,929)
Other operating assets	-	(8,000)
Accounts payable and accruals	(86,650)	(76,895)
Customer deposits	(79,373)	(172,637)
Net Cash Provided by Operating Activities	83,871	108,720

Cash Flows from Investing Activities:
Purchase of property and equipment	(10,174)	(52,798)
Net Cash Used by Investing Activities	(10,174)	(52,798)

Cash Flows from Financing Activities:
Proceeds from notes payable	201,391	100,000
Repayments of notes payable	(297,711)	(97,407)
Net Cash Provided by Financing Activities	(96,320)	2,593

Net increase (decrease) in Cash	(22,622)	(58,515)

Cash at beginning of period	109,251	15,187

Cash at end of period	$86,629	$73,702

Supplemental cash flow information:
Interest paid	$4,363	$14,182
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities

January 2016, the Company issued 30,000,000 common shares in satisfaction of $300,000 of convertible debt

January 2016, the Company financed the acquisition of certain equipment through a promissory note in the amount of $42,307.

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at June 30, 2016 and the results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015 have been made.

These consolidated financial statements include the assets and liabilities of BlastGard International, Inc. and its subsidiaries as of June 30, 2016 and December 31, 2015. All material intercompany transactions have been eliminated.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern was dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to continue to generate necessary cash flows through operations. However, should the Company’s sales not provide sufficient cash flow; the Company can raise additional working capital through debt and/or equity financings. There is no assurance the Company will be successful in producing sufficient sales revenues or obtaining additional funding through debt and equity financings.

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

Accounting Policies

Principles of Consolidation

These consolidated financial statements include the assets and liabilities of BlastGard International, Inc. and its subsidiaries as of June 30, 2016 and December 31, 2015.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at June 30, 2016.

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

Research and Development

Research and development costs were expensed as incurred. Research and development costs totaled $6,158 and $7,767 for the three months ended June 30, 2016 and 2015, respectively. Research and development costs totaled $14,313 and $28,196 for the six months ended June 30, 2016 and 2015, respectively.

Advertising

Advertising costs for tradeshows and social media were expensed as incurred. Advertising costs of $26,552 and $41,766 were incurred during the six months ended June 30, 2016 and 2015, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2016, there were 38,000,000 vested common stock options outstanding, which were not included in the calculation of net income per share-diluted because they were anti-dilutive. In addition, at June 30, 2016 the Company had 41,801,793 remaining warrants outstanding issued in connection with convertible promissory notes that were also not included because they were anti-dilutive.

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

	June 30, 2016	December 31, 2015
	(unaudited)

Raw materials	$644,161	$489,303
Work in process	136,459	7,303
Finished Goods	774,596	709,616

TOTAL	$1,555,216	$1,206,222

(3) Property and Equipment, Net

Property and equipment are comprised of the following at June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
Equipment	$405,086	$353,880
Furniture	103,839	102,564
Moulds	45,060	45,060
Test Range	110,802	110,802

	664,787	612,306
Less accumulated depreciation	(470,410)	(441,199)

Property and equipment, net	$194,377	$171,107

Depreciation expense for the next five years ended June 30,

2017	$57,282
2018	45,292
2019	37,684
2020	30,037
2021	11,204

$181,499

Depreciation expense for the six months ended June 30, 2016 and 2015 was $29,211 and $17,508.

 (4) Intangible Assets, Net

Intangible Assets are comprised of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Patents and Trademarks	$161,278	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	55,000	55,000

	796,278	796,278
Less accumulated amortization	(656,025)	(647,899)

Intangible assets, net	$140,253	$148,379

Amortization expense for the next five years ended June 30,

2017	$16,252
2018	16,252
2019	16,252
2020	16,252
2021	15,335

$80,343

Amortization expense for the six months ended June 30, 2016 and 2015 was $8,126 and $7,392

(5) Notes Payable

Notes payable at June 30, 2016 and December 31, 2015 as detailed below, is summarized as follows:

	June 30, 2016	December 31, 2015
	(unaudited)

Convertible promissory notes – accrued expenses	-	391,025
Revolving credit	-	190,232
Acquisition debt	30,000	30,000
Notes payable – related party	201,391	-
Notes payable – equipment	25,854	-
	257,245	611,257
Less current maturities	(257,245)	(311,257)
	$-	$300,000

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

These notes were paid off in January 2016 through a conversion of $300,000 into 30,000,000 shares of Common Stock, and the balance being paid in cash.

The 2011 convertible promissory notes consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	$-	$180,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	-	144,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	-	67,025
	-	391,025
Less: current maturities	-	(91,025)
	$-	$300,000

The Company had issued 104,333,335 warrants with the convertible debt. The 41,801,793 warrants which remain outstanding are currently exercisable at $0.009 and expire in 2018. Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter. On August 23, 2013, 28,923,342 warrants were exercised and on September 2, 2014, 33,608,200 warrants were exercised. At June 30, 2016 the remaining 41,801,793 warrants were valued at approximately $313,190, with an unamortized debt discount of $278,121, and a net value of $35,069. These amounts are presented as a derivative liability, net on the balance sheet.

Revolving Credit Facilities

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc. HighCom had been paying interest only on the loans. The revolving credit facilities consist of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand	$-	$53,649

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand, unsecured	-	136,583

	-	190,232
Less: current maturities	-	(190,232)
	$-	$-

Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs. These acquisition notes have the following balances at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Acquisition note for the purchase of Acer product designs, original amount $30,000, no interest	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$-	$-

Note payable – Related Party

During the six months ended June 30, 2016, the Company’s CEO, Michael Gordon incurred expenses on behalf of, and made advances to the Company in order to provide the Company with funds to carry on its operations. These advances are pursuant to Mr. Gordon obtaining a personal demand promissory note at a rate of 5.54% per annum. As of June 30, 2016, the amount due for these expenses and advances on behalf of the Company is $201,391.

Note payable - Equipment

The Company financed the acquisition of certain equipment through a promissory note. The note is payable in monthly installments of $2,350, is non-interest bearing, and has a maturity date of May 17, 2017. The note is secured by equipment. As of June 30, 2016 the balance of this note was $25,854.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Canadian corporation has the right to nominate and appoint at least 50% of the Board Members.

In 2013, in connection with 8464091 Canada Inc. acquiring over majority control of the Company’s Common Stock from a former affiliated third party, the Company agreed that the Canadian corporation has the right to nominate and appoint to the Board at least 50% of the Board members. Pursuant to this right, 8464091 Canada has nominated and the Board has appointed to the Board four members, which include, Paul Sparkes, Craig Campbell, Andrew Griffith and David Frum. Also, the Canadian corporation has the right to participate in future financings up to its pro rata share of Common Stock of the Company.

(6) Shareholders’ Equity

Preferred stock

The Company was authorized to issue 1,000 shares of $.001 par value preferred stock. The Company may divide and issue the Preferred Shares in series. Each Series, when issued, shall be designated to distinguish them from the shares of all other series. The relative rights and preferences of these series include preference of dividends, redemption terms and conditions, amount payable upon shares of voluntary or involuntary liquidation, terms and condition of conversion as well as voting powers. None of our shares of preferred stock are outstanding.

Common stock issuances

The Company has issued various shares of common stock as described below pursuant to debt conversions. No commissions were paid in connection with these conversions and exemption from registration is claimed under Section 3(a)(9) of the Securities Act of 1933, as amended.

In September 2015, the Company issued 3,000,000 common shares in a debt conversion in the amount of $30,000.

In November 2015, the Company issued 5,570,321 common shares in a debt conversion in the amount of $55,953.

In January 2016, the Company issued 30,000,000 common shares in a debt conversion in the amount of $300,000.

366,976,178 shares were issued and outstanding at June 30, 2016.

Stock Compensation

The Company periodically offered options to purchase stock in the Company to vendors and employees. There were 25,000,000 options granted during the 3rd quarter of 2015 to three key employees and 1,500,000 options granted during the 3rd quarter of 2015 to a board member for consultant services.

The Board’s policy with respect to options is to grant options at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant. During the years ended December 31, 2013 and 2012 there were 0 and 0 options granted, respectively and 0 and 1,450,000 expired un-exercised, respectively. On March 25, 2014, the Board of Directors approved granting all four directors 500,000 shares exercisable at $.02 per share. The options are for 5 years and are fully-vested, non-statutory stock options. The options to purchase 500,000 shares of the Company’s Common Stock, effective March 25, 2014, at an exercise price of $0.01 per share were granted to the following persons: Michael J. Gordon, Paul W. Henry, Solomon Mayer and Keith Brill. The options to purchase 750,000 shares of the Corporation’s Common Stock, effective March 10, 2015, at an exercise price of $0.01 per share were granted to the following persons: Michael J. Gordon, Paul W. Henry, Solomon Mayer and Keith Brill.

There were no net cash proceeds from the exercise of stock options during the year ended December 31, 2015. At June 30, 2016 and December 31, 2015, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future

The following table represents stock option activity as of and for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2016	66,750,000	$0.01	8.9 years	-
Granted	-	$0.01	5.0 years	-
Exercised	-	-
Forfeited/expired/cancelled	(6,250,000)

Options Outstanding – June 30, 2016	60,500,000	$0.01	6.3 years	$-

Outstanding Exercisable – January 1, 2016	38,000,000	$0.01	7.9 years	$-
Outstanding Exercisable – June 30, 2016	38,000,000	$0.01	6.4 years	$-

The total grant date fair value of options vested during the six months ended June 30, 2016 and 2015 was $0 and $84,858 respectively.

The following table represents stock warrant activity as of and for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2016	41,801,793	$ 0.009.	3.9 years	$-
Granted	-
Exercised	-	-
Forfeited/expired/cancelled	-

Warrants Outstanding – June 30, 2016	41,801,793	$0.009	3.9 years	$-

Outstanding Exercisable – January 1, 2016	41,801,793	$0.009	3.9 years	$-
Outstanding Exercisable – June 30, 2016	41,801,793	$0.009	3.9 years	$-

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

The Company used the following Black-Scholes assumptions in arriving at the fair value of the warrants as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015

Expected Life in Years	2.4	2.9
Risk-free Interest Rates	1.01%	1.76%
Volatility	267.23%	281.15%
Dividend Yield	0%	0%

The Derivative Liability consists of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Fair Value of embedded warrants	$313,190	$357,449
Unamortized discount	(278,121)	(336,707)

	$35,069	$20,742

(7) Income Taxes

The Company incurred a net operating profit for the six months ended June 30, 2016, and has realized net income in various prior periods presented. Due to the deferred tax attributes of the derivatives and a deferred tax asset from prior periods, which was fully allowed for, no income tax benefit or expense has been presented. Any tax liability associated with any profits was offset by the deferred tax assets and changing in the valuation allowance on those tax assets.

(8) Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2016, the Company had no funds in excess of the FDIC insurance limits.

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

HighCom leases office and manufacturing space in Columbus, Ohio. In February 2011, the Company entered into a six-month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH. In June 2012, the Company entered into a one-year lease agreement for approximately 16,200 square feet of office and warehouse space in Columbus, OH. In June 2013, the Company entered into a three-year lease agreement for approximately 24,160 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease is $6,967 per month through August 2016. In October 2015, the Company entered into a three-year lease agreement for approximately 38,000 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease is $9,627 per month on a month to month basis until June 2016 and then $8,901 through October 2018.

HighCom rented approximately 900 square feet of office space in Aurora, CO on a short-term lease which expired on May 31, 2014 at a rental of $518 per month. On January 1, 2015, HighCom secured similar office space in Centennial, CO for one year at a rental of $525 per month, which was renewed January 2016 for one year.

Rent expense for the six months ended June 30, 2016 and 2015 was approximately $63,133 and $53,038.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue. At June 30, 2016, the Company was in arrears on the final twelve monthly payments on the settlement.

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

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended December 31, 2015. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company’s actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended June 30, 2016, have been included.

Summary.

BlastGard International, Inc. is in the business of providing protection for individuals and property. We have developed and have been marketing BlastWrap products to protect people and property against explosive forces. The Company owns 98.2% of HighCom Security, Inc. (“HighCom”) which provides a wide range of security and personal protective gear. A description of each company can be located in our form 10-K for the fiscal year ended December 31, 2015. We believe that the products of the two companies have a certain synergy and that BlastGard International is poised to be a full service provider for defensive and protective product needs. The term “the Company” shall include BlastGard and HighCom unless the context indicates otherwise. For a description of certain background on HighCom, reference is made to our Form 10-K for the fiscal year ended December 31, 2015.

HighCom provides a wide range of security products and personal protective gear (including tactical armor) that are tailored and offer protection solutions to specific customer requirements. HighCom caters to local law enforcement agencies, correctional facilities and municipal authorities. Given the equipment and ballistic protection solutions provided by HighCom, compliance with the U.S. Department of Commerce, U.S. Department of State, U.S. Department of the Treasury and all other governmental agencies’ regulations is a high priority. HighCom has sold its products in the defense and law enforcement sectors and is known for innovative technology, exceptional customer service and superior quality performance. We export our products throughout the world and have in the past sold products in Asia, Africa, Europe, Latin America and the Middle East. Many of our products are controlled for export purposes and we require end user details prior to all sales. Strict compliance with U.S. and International laws and regulations is mandatory.

Founded in 1997 and originally based in San Francisco, HighCom Security, Inc., a California corporation, is a global provider of security equipment. HighCom is a leader in advanced ballistic armor manufacturing. With a 38,000 square foot manufacturing and distribution facility located in Columbus, Ohio, HighCom is well positioned for large scale and time sensitive global supply needs. We design, manufacture and/or distribute a range of security products and personal protective gear. Our logistics network is now managed from our corporate headquarters in Clearwater, Florida. HighCom serves a wide range of customers throughout the world. Our North American customer base includes the Department of Defense and the Department of Homeland Security. We cater to local law enforcement agencies, correctional facilities and municipal authorities, as well as large corporations. We export our products throughout the world and have in the past sold products in Asia, Africa, Europe, Latin America and the Middle East. Many of our products are controlled for export purposes and we require end user details prior to all sales. Strict compliance with U.S. and International laws and regulations is mandatory.

Results of Operations

The following information represents our results of operations for the three and six months ended June 30, 2016:

For the three months ended June 30, 2016 and 2015, we recognized sales of $700,939 and $693,023 and a gross profit of $260,635 and $245,363, respectively. Sales for the second quarter of 2016 were fairly constant with the results of operations for the preceding year. For the six months ended June 30, 2016 and 2015, we recognized sales of $1,945,275 and $3,928,870 and a gross profit of $643,151 and $1,692,240, respectively. The substantial sales decrease of approximately $2,000,000 and the resulting decrease in gross profit of approximately $1,049,000 is directly the result of large sales orders from the fourth quarter of 2014, which were shipped in the first quarter of 2015.

For the three months ended June 30, 2016, our operating expenses were $404,968 as compared to $302,274 for the three months ended June 30, 2015. For the six months ended June 30, 2016, our operating expenses were $820,607 as compared to $894,683 for the six months ended June 30, 2015.

During the quarter ended June 30, 2016, total other income (expense) was $8,419. This included a gain on derivative liability in the amount of $40,057, and interest expense of $31,638. During the six months ended June 30, 2016, total other income (expense) was $281,510. This included a gain on settlement of debt in the amount of $300,200, a gain on derivative liability of $44,259, and interest expense of $62,949.

During the quarter ended June 30, 2015, total other income (expense) was $(408,175). This included a loss on derivative liability in the amount of $371,157, and interest expense of $37,018. During the six months ended June 30, 2015, total other income (expense) was $(401,777). This included a loss on derivative liability of $327,244, and interest expense of $74,533.

Our net (loss) for the three months ended June 30, 2016 and 2015 was $(133,938) as compared to $(464,416), respectively. Our net income for the six months ended June 30, 2016 and 2015 was $100,615 as compared to $379,076, respectively.

Backlog of Sales

As of June 30, 2016, the Company had a backlog of sales believed to be in the amount of $738,000, all of which is expected to be delivered in the third quarter of 2016. Management is optimistic that additional sales of the Company’s HighCom products will continue in the third quarter and in future operating periods as the Company has bid on numerous sizeable contracts.

Various Product Lines Identified For BlastWrap® - We have Several Completed and Finished Products

HighCom provides a wide range of security products and personal protective gear (including tactical armor) that are tailored and offer protection solutions to specific customer requirements. HighCom caters to local law enforcement agencies, correctional facilities and municipal authorities. Given the equipment and ballistic protection solutions provided by HighCom, compliance with the U.S. Department of Commerce, U.S. Department of State, U.S. Department of the Treasury and all other governmental agencies’ regulations is a high priority. HighCom has sold its products in the defense and law enforcement sectors and is known for innovative technology, exceptional customer service and superior quality performance.

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

In 2015, HighCom completed several new NIJ 0101.06 certifications. Our new hard armor products include: our new 4S17M economical Level IV stand alone in multi curve shapes; our new 3S11 lightweight all PE plate; our new 3S11M lightweight all PE multi curve plate; and our new AR1000 lightweight steel advanced plate. We also have products pending certification such as our Rifle Special Threat Plate for special operators in SWAT and high risk task forces; and our new Multi threat Level III and Level IV solution when Level IV is required with special threat and Level III performance. In development, we expect to launch in 2nd half of 2016 a new lightweight Level IV plate; a new multi-hit Level IV plate; a new series of ultra-lightweight helmet solutions; as well as several new soft armor solutions

Manufactured products versus products supplied by third party vendors.

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

Liquidity and Capital Resources.

At June 30, 2016, we had cash of $86,629, working capital of $1,146,662, an accumulated deficit of $(14,927,194) and shareholders’ equity of $3,518,125.

For the six months ended June 30, 2016, net cash provided by operating activities was $83,871 primarily due to our net income of $100,615, adjusted by a gain on derivative liability, a large gain on settlement of debt, amortization and depreciation, a large increase in inventory offset by a large decrease in our accounts receivable. During the six months ended June 30, 2015, we used cash in investing activities for purchase of assets of $(10,174) and we generated cash from financing activities of $2,593.

For the six months ended June 30, 2015, net cash provided by operating activities was $108 720 primarily due to our net income of $379,076, adjusted by a loss on derivative liability, stock based compensation, amortization and depreciation, and a large increase in our accounts receivable and inventory. During the six months ended June 30, 2015, we used cash in investing activities for purchase of assets of $(52,798) and we used cash in our financing activities of $96,320.

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

Application of critical accounting policies

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and corresponding disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we continue to evaluate our estimates which in large part are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	For the six months ended June 30, 2016, we had no sales or issuances of unregistered securities,

(b)	Rule 463 of the Securities Act is not applicable to the Company.

(c)	In the three months ended June 30, 2016, there were no repurchases by the Company of its Common Stock.

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

BLASTGARD INTERNATIONAL, INC.

Dated: August 18, 2016	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer

