Form 10-Q
period 2016-09-30
BLASTGARD INTERNATIONAL INC
filed 2016-11-14
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(March One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 1, 2016 the issuer had 366,976,178 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLASTGARD INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current assets
Cash	$133,223	$109,251
Accounts receivable	1,412,904	980,972
Inventory	1,921,291	1,206,222
Prepaid and other current assets	23,750	20,000
Total current assets	3,491,168	2,316,445

Property & equipment, net	176,594	171,107
Intangible property, net	136,190	148,379
Goodwill	2,061,649	2,061,649
Deposits	10,254	10,254
Total Assets	$5,875,855	$4,707,834

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,132,435	$755,879
Accrued expenses	107,021	124,966
Customer deposits and deferred revenue	6,589	80,919
Current portion notes payable	701,617	311,257
Total current liabilities	1,947,662	1,273,021

Contingent liability	-	-
Notes payable, net of current portion	-	300,000
Derivative liability, net	172,304	20,742
Total liabilities	2,119,966	1,593,763

Stockholders’ Equity
Preferred Stock, 1,000 shares authorized; $.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized; 366,976,178 and 336,976,178 shares issued and outstanding respectively	366,976	336,976
Additional paid-in capital	18,100,382	17,791,640
Minority interest	23,685	13,264
Accumulated deficit	(14,735,154)	(15,027,809)
Total stockholders’ equity	3,755,889	3,114,071

Total Liabilities and Stockholders’ Equity	$5,875,855	$4,707,834

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$2,812,357	$532,891	$4,757,632	$4,461,761
Direct costs	1,854,910	320,722	3,157,034	2,557,352
Gross Profit	957,447	212,169	1,600,598	1,904,409

Operating expenses:
General and administrative	515,635	263,289	1,284,593	1,020,018
Research and Development	43,386	7,564	57,699	35,760
Stock based compensation	38,742	173,131	38,742	257,989
Amortization and depreciation	18,759	13,380	56,096	38,280
Total operating expenses	616,522	457,364	1,437,130	1,352,047

Operating income (loss)	340,925	(245,195)	163,468	552,362

Non-operating activity
Other income (expense)	-	(45,000)	-	(45,000)
Gains (losses) on settlement of debt	-	-	300,200	-
Gain (loss) on derivative liability	(107,620)	439,762	(63,361)	112,518
Interest expenses	(34,282)	(37,542)	(97,231)	(112,075)
Total other income (expense)	(141,902)	357,220	139,608	(44,557)

Income(loss) before income taxes	199,023	112,025	303,076	507,805
Less minority interest income(loss)	(6,982)	1,786	(10,421)	(14,918)

Net Income(loss)	$192,041	$113,811	$292,655	$492,887

Earnings (loss) per share:
Basic	$-	$-	$-	$-
Dilutive	$-	$-	$-	$-

Weighted average shares outstanding
Basic	366,976,178	328,960,205	364,238,952	328,592,670
Dilutive	366,976,178	349,136,788	364,238,952	359,102,302

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2016	2015

Cash Flows from Operating Activities:
Net (loss) income	$292,655	$492,887
Adjustment to reconcile Net Income to net cash (used) provided by operations:
Minority interest (gain) loss	10,421	14,918
Impairment loss on investment	-	45,000
Stock based compensation	38,742	257,989
Depreciation and amortization	56,096	38,280
Amortization of debt discount	88,201	87,878
Gain on settlement of debt	(300,200)	-
(Gain) loss on derivative	63,361	(112,518)
Changes in assets and liabilities:
Accounts receivable	(431,932)	(133,569)
Inventory	(715,069)	(399,098)
Other operating assets	(3,750)	(8,000)
Accounts payable and accruals	658,811	(52,039)
Customer deposits	(74,330)	(179,998)
Net Cash (Used) Provided by Operating Activities	(316,994)	51,731

Cash Flows from Investing Activities:
Purchase of property and equipment	(7,087)	(52,799)
Net Cash Used by Investing Activities	(7,087)	(52,799)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	655,190	226,610
Repayments of notes payable	(307,137)	(173,922)
Net Cash Provided by Financing Activities	348,053	52,688

Net increase/decrease in Cash	23,972	51,620

Cash at beginning of period	109,251	15,187

Cash at end of period	$133,223	$66,807

Supplemental cash flow information:
Interest paid	$6,860	$20,508
Taxes paid	$-	$-

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

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2015 AND THE NINE MONTHS ENDED

SEPTEMBER 30, 2016

(UNAUDITED)

	Common		Paid Additional in	Minority	Accumulated	Stock- Holders’
	Shares	Par	Capital	Interest	Deficit	Equity

Balances at December 31, 2014	328,405,857	$328,405	$17,356,271	$(11,282)	$(16,016,905)	$1,656,489

Stock issued as satisfaction of debt	8,570,321	8,571	77,382			85,953

Options issued for services			357,987			357,987

Net Income				24,546	989,096	1,013,642

Balances at December 31, 2015	336,976,178	$336,976	$17,791,640	$13,264	$(15,027,809)	$3,114,071

Stock issued as satisfaction of debt	30,000,000	30,000	270,000			300,000

Options issued for services			38,742			38,742

Net Income				10,421	292,655	303,076

Balances at September 30, 2016	366,976,178	$366,976	$18,100,382	$23,685	$(14,735,154)	$3,755,889

See accompanying notes to consolidated financial statements

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The consolidated balance sheet as of September 30, 2016, the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, and consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 have been prepared by us without audit. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2016 and results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations and cash flows for the periods indicated above are not necessarily indicative of the results to be expected for the full year.

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

Accounting Policies

Principles of Consolidation

These consolidated financial statements include the assets and liabilities of BlastGard International, Inc. and its subsidiaries as of September 30, 2016 and December 31, 2015.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at September 30, 2016.

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

Research and Development

Research and development costs were expensed as incurred. Research and development costs totaled $43,386 and $7,564 for the three months ended September 30, 2016 and 2015, respectively. Research and development costs totaled $57,699 and $35,760 for the nine months ended September 30, 2016 and 2015, respectively.

Advertising

Advertising costs for tradeshows and social media were expensed as incurred. Advertising costs of $48,615 and $48,960 were incurred during the nine months ended September 30, 2016 and 2015, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2016, there were 38,000,000 vested common stock options outstanding, which were not included in the calculation of net income per share-diluted because they were anti-dilutive. In addition, at September 30, 2016 the Company had 41,801,793 remaining warrants outstanding issued in connection with convertible promissory notes that were also not included because they were anti-dilutive.

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

	September 30,	December 31,
	2016	2015
	(unaudited)

Raw materials	$960,350	$489,303
Work in process	42,985	7,303
Finished Goods	917,956	709,616

TOTAL	$1,921,291	$1,206,222

(3) Property and Equipment, Net

Property and equipment are comprised of the following at September 30, 2016 and December 31, 2015

	September 30, 2016	December 31, 2015
Equipment	$401,036	$353,880
Furniture	104,802	102,564
Moulds	45,060	45,060
Test Range	110,802	110,802

	661,700	612,306
Less accumulated depreciation	(485,106)	(441,199)

Property and equipment, net	$176,594	$171,107

Depreciation expense for the next five years ended September 30,
2017	$55,779
2018	44,375
2019	36,708
2020	27,931
2021	7,373

	$172,166

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $29,263 and $17,508.

(4) Intangible Assets, Net

Intangible Assets are comprised of the following at September 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2016
	2016	2015
Patents and Trademarks	$161,278	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	55,000	55,000

	796,278	796,278
Less accumulated amortization	(660,088)	(647,899)

Intangible assets, net	$136,190	$148,379

Amortization expense for the next five years ended June 30,
2017	$16,252
2018	16,252
2019	16,252
2020	16,252
2021	13,960

	$78,968

Amortization expense for the nine months ended September 30, 2016 and 2015 was $12,189 and $7,392.

(5) Notes Payable

Notes payable at September 30, 2016 and December 31, 2015 as detailed below, is summarized as follows:

	September 30, 2016 (unaudited)	December 31, 2015

Convertible promissory notes – accrued expenses	-	391,025
Revolving credit	-	190,232
Acquisition debt	30,000	30,000
Note payable – related party	427,617	-
Note payable – equipment	18,803	-
Note payable - individual	200,000	-
Credit card payable – American express	25,197	-
	701,617	611,257
Less current maturities	(701,617)	(311,257)
	$-	$300,000

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

These notes were paid off in January 2016 through a conversion of $300,000 into 30,000,000 shares of Common Stock, and the balance being paid in cash.

The 2011 convertible promissory notes consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	$-	$180,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	-	144,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	-	67,025
	-	391,025
Less: current maturities	-	(91,025)
	$-	$300,000

The Company had issued 104,333,335 warrants with the convertible debt. The 41,801,793 warrants which remain outstanding are currently exercisable at $0.009 and expire in 2018. Due to changes in the terms, the warrants are re-valued, using the Black-Scholes method each quarter. On August 23, 2013, 28,923,342 warrants were exercised and on September 2, 2014, 33,608,200 warrants were exercised. At September 30, 2016 the remaining 41,801,793 warrants were valued at approximately $420,810, with an unamortized debt discount of $248,506, and a net value of $172,304. These amounts are presented as a derivative liability, net on the balance sheet.

Revolving Credit Facilities

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc. HighCom had been paying interest only on the loans. The revolving credit facilities consist of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand	$-	$53,649

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand, unsecured	-	136,583

	-	190,232
Less: current maturities	-	(190,232)
	$-	$-

Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs. These acquisition notes have the following balances at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Acquisition note for the purchase of Acer product designs, original amount $30,000, no interest	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$-	$-

Note payable – Related Party

During the nine months ended September 30, 2016, the Company’s CEO, Michael Gordon incurred expenses on behalf of, and made advances to the Company in order to provide the Company with funds to carry on its operations. These advances are pursuant to Mr. Gordon obtaining a personal demand promissory note at a rate of 5.54% per annum. As of September 30, 2016, the amount due for these expenses and advances on behalf of the Company is $427,617.

Note payable - Equipment

The Company financed the acquisition of certain equipment through a promissory note. The note is payable in monthly installments of $2,350, is non-interest bearing, and has a maturity date of May 17, 2017. The note is secured by equipment. As of September 30, 2016 the balance of this note was $18,803.

Note payable – Individual

On September 8, 2016, the Company issued a demand promissory note to an individual in the amount of $200,000 at a rate of 18% per annum. Principal and accrued interest is payable no sooner than 90 days and no later than 120 days from issuance.

Credit card payable – American Express

The Company utilizes an American Express credit card to facilitate short term cash flow demands.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Canadian corporation has the right to nominate and appoint at least 50% of the Board Members.

In 2013, in connection with 8464091 Canada Inc. acquiring over majority control of the Company’s Common Stock from a former affiliated third party, the Company agreed that the Canadian corporation has the right to nominate and appoint to the Board at least 50% of the Board members. Pursuant to this right, 8464091 Canada has nominated and the Board has appointed to the Board four members, which include, Paul Sparkes, Craig Campbell, Andrew Griffith and David Frum. Subsequently in September 2016, Craig Campbell, for personal reasons, resigned from the board. Also, the Canadian corporation has the right to participate in future financings up to its pro rata share of Common Stock of the Company.

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

366,976,178 shares were issued and outstanding at September 30, 2016.

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

There were no net cash proceeds from the exercise of stock options during the year ended December 31, 2015. At September 30, 2016 and December 31, 2015, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future

The following table represents stock option activity as of and for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2016	66,750,000	$0.01	5.9 years	-
Granted	-			-
Exercised	-	-
Forfeited/expired/cancelled	(6,250,000)
Options Outstanding – September 30, 2016	60,500,000	$0.01	5.1 years	$-
Outstanding Exercisable – January 1, 2016	38,000,000	$0.01	5.9 years	$-
Outstanding Exercisable – September 30, 2016	41,125,000	$0.01	5.1 years	$-

The total grant date fair value of options vested during the nine months ended September 30, 2016 and 2015 was $38,742 and $84,858 respectively.

The following table represents stock warrant activity as of and for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2016	41,801,793	$ 0.009.	2.8 years	$-
Granted	-
Exercised	-	-
Forfeited/expired/cancelled	-
Warrants Outstanding – September 30, 2016	41,801,793	$0.009	2.1 years	$-
Outstanding Exercisable – January 1, 2016	41,801,793	$0.009	2.8 years	$-
Outstanding Exercisable – September 30, 2016	41,801,793	$0.009	2.1 years	$-

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

The Company used the following Black-Scholes assumptions in arriving at the fair value of the warrants as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015

Expected Life in Years	2.1	2.9
Risk-free Interest Rates	1.14%	1.76%
Volatility	267.87%	281.15%
Dividend Yield	0%	0%

The Derivative Liability consists of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015

Fair Value of embedded warrants	$420,810	$357,449
Unamortized discount	(248,506)	(336,707)

	$172,304	$20,742

(7) Income Taxes

The Company incurred a net operating profit for the nine months ended September 30, 2016, and has realized net income in various prior periods presented. Due to the deferred tax attributes of the derivatives and a deferred tax asset from prior periods, which was fully allowed for, no income tax benefit or expense has been presented. Any tax liability associated with any profits was offset by the deferred tax assets and changing in the valuation allowance on those tax assets.

(8) Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2016, the Company had no funds in excess of the FDIC insurance limits.

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

HighCom leases office and manufacturing space in Columbus, Ohio. In February 2011, the Company entered into a nine-month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH. In June 2012, the Company entered into a one-year lease agreement for approximately 16,200 square feet of office and warehouse space in Columbus, OH. In June 2013, the Company entered into a three-year lease agreement for approximately 24,160 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease is $6,967 per month through August 2016. In October 2015, the Company entered into a three-year lease agreement for approximately 38,000 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease is $9,627 per month on a month to month basis until June 2016 and then $8,901 through October 2018.

HighCom rented approximately 900 square feet of office space in Aurora, CO on a short-term lease which expired on May 31, 2014 at a rental of $518 per month. On January 1, 2015, HighCom secured similar office space in Centennial, CO for one year at a rental of $525 per month, which was renewed January 2016 for one year.

Rent expense for the nine months ended September 30, 2016 and 2015 was approximately $96,882 and $111,287.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue. At September 30, 2016, the Company was in arrears on the final twelve monthly payments on the settlement.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2016, have been included.

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

Results of Operations

The following information represents our results of operations for the three and nine months ended September 30, 2016:

For the three months ended September 30, 2016 and 2015, we recognized sales of $2,812,357 and $532,891 and a gross profit of $957,447 and $212,169, respectively. For the nine months ended September 30, 2016 and 2015, we recognized sales of $4,757,632 and $4,461,761 and a gross profit of $1,600,598 and $1,904,409, respectively.

For the three months ended September 30, 2016, our operating expenses were $616,522 as compared to $457,364 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, our operating expenses were $1,437,130 as compared to $1,352,047 for the nine months ended September 30, 2015. The increased operating expenses were due to additional temporary personnel necessary to keep up with the demand for increased sales and the recording of stock based compensation associated with the vesting of certain warrants during 2016.

For the three months ended September 30, 2016, total other income (expense) was $(141,902). This included a loss on derivative liability in the amount of $107,620, and interest expense of $34,282. For the nine months ended September 30, 2016, total other income (expense) was $139,608. This included a gain on settlement of debt of $300,200, offset by a loss on derivative liability of $63,361 and interest expense of $97,231.

Our net income for the three months ended September 30, 2016 and 2015 was $192,041 as compared to $113,811, respectively. Our net income for the nine months ended September 30, 2016 and 2015 was $ 292,655 as compared to $492,887, respectively. Other income (expense) as shown in our statement of operations have a substantial impact on our net income for each reported period.

Backlog of Sales

As of the filing date of this Form 10-Q, the Company is working on fulfilling booked sales of approximately $2.1 million that is expected to be shipped in the 4th quarter of 2016. The Company has hired temporary personnel to complete these orders and this will substantially increase our operating expenses in the fourth quarter. Management is optimistic that additional sales will occur in the fourth quarter of 2016, although no assurances can be given in this regard.

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

Liquidity and Capital Resources.

At September 30, 2016, we had cash of $133,223, working capital of $1,543,506, an accumulated deficit of $(14,735,154) and shareholder equity of $3,755,889.

For the nine months ended September 30, 2016, net cash used by operating activities was $316,994. During the nine months ended September 30, 2016, we used cash in investing activities for purchase of assets of $7,087 and we generated cash from financing activities of $348,053.

For the nine months ending September 30, 2015, net cash provided by operating activities was $51,731. During the nine months ended September 30, 2015, we used cash in investing activities for purchase of assets of $52,799 and we generated cash from financing activities of $52,688.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	In January 2016, the Company issued 16,000,000 common shares to its CEO as a conversion of $160,000 of his $180,000 convertible debenture. The conversion of debt into Common Stock is exempt under Section 3(a)(9) of the Securities Act as an exchange of securities without the payment of commissions. The exercise of Warrants is exempt under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Rule 463 of the Securities Act is not applicable to the Company.

(c)	In the nine months ended September 30, 2016, there were no repurchases by the Company of its Common Stock.

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

BLASTGARD INTERNATIONAL, INC.

Dated: November 14, 2016	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer

