Form 10-K
period 2016-12-31
BLASTGARD INTERNATIONAL INC
filed 2017-03-31
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ______________ to ______________

Commission file number: 000-53756

BLASTGARD® INTERNATIONAL, INC.

(Name of small business issuer as specified in its charter)

Colorado	84-1506325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2901 E 4th Avenue, Unit J, Columbus, OH	43219
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (727) 592-9400

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

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

Yes [X]. No [  ].

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

As of June 30, 2016, the number of shares held by non-affiliates was approximately 119,044,950 shares. The approximate market value based on the last sale (i.e. $.0082 per share as of June 30, 2016,) of the Company’s Common Stock was approximately $976,169.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 16, 2017, was 366,976,178 shares.

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

In July 2014, HighCom Security became the first company in the world to achieve BA 9000 certification. Several years ago, the National Institute of Justice (“NIJ”) assembled a collaborative team to address the issue of body armor safety and the needs of criminal justice agencies. NIJ decided to increase the amount of testing needed for body armor to meet their standards, including 1) more extensive and frequent testing; 2) environmental testing; and 3) implementation of BA 9000, a body armor quality management standard. BA 9000, released in January 2012, is an extension of ISO 9001. BA 9000 extends to manufacturers of body armor vests for federal, state, local, and tribal law enforcement and corrections bodies. Manufacturers who wish to become BA 9000 certified must comply with additional requirements beyond ISO 9001 that are specific to ballistics-resistant body armor manufacturing and testing, such as:

●	Provide procedures for communicating with the Compliance Testing Program (CTP).

●	Provide unique identification for each piece of the body armor to ensure accountability.

●	Work areas must be managed in order to reduce negative effects on body armor.

●	Product testing must be done at CTP approved labs, which need to be ISO 17025 compliant.

Given the equipment and ballistic protection solutions provided by HighCom, compliance with the U.S. Department of Commerce, U.S. Department of State, U.S. Department of the Treasury and all other governmental agencies’ regulations is a high priority. In addition to this, the Company is also registered through the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security (“BSI”). The purpose of these registrations is to allow the Company control over the export management and compliance program moving forward.

Management believes that we have an opportunity to combine the armor technology of HighCom with the blast mitigating technology of BlastGard and provide a combination of advancements in product technologies while focusing on USA made products for the United States Military and other governments and agencies worldwide. We have initiated numerous Research and Development projects according to National Institute of Justice’s (“NIJ”) body armor standards and testing. HighCom currently has 13 plates and vest solutions that qualify under the NIJ 0101.06 standard; and HighCom currently has 14 plates and vest solutions that qualify under the NIJ 0101.04 (Interim 2005) standard. We are currently marketing all of our NIJ 0101.04 and 0101.06 products to open market customers in law enforcement and military channels. We also have several protective gear products under development.

Another investment in late 2015 included the further expansion of our manufacturing facility for soft armor and helmets along with several pieces of manufacturing equipment to increase our production capabilities and efficiencies, along with the completion of our in-house ballistics and material science laboratory in 2013. The lab is a critical element for testing and evaluation as well as a major marketing point for many customers who in visiting the plant will also be invited to witness live ballistic testing of our products. The lab will also enable us to address another critical area of our quality controls - validating and verifying our raw materials for hardness tests, density, performance and yields. This way we can make sure the materials we purchase from our vendors conform to specifications and that we can improve the weight and cost of our finished product while maintaining complete control over the intellectual property of new products.

Also in late 2013, we created our new web site which provides valuable information for our agents, distributors and customers. We have also engaged current social media marketing tools to further promote the company. We are seeing more growth every day to our social media pages and product reviews on our website.

In addition to several new NIJ certifications secured in 2016, the National Tactical Officers Association (NTOA) tested several of our products. The mission of the NTOA is to enhance the performance and professional status of law enforcement personnel by providing a credible and proven training resource as well as a forum for the development of tactics and information exchange. HighCom has 9 vest and plate products that are “Member Tested and Approved” by NTOA. HighCom can now use the NTOA logo to attest that our products were tested and approved by NTOA. This further validates and highlights HighCom as the leader in quality, customer service and pricing.

The Company also increased its product liability insurance from the industry standard $1,000,000 to $10,000,000. Our goal is focused on the safety of the military and law enforcement personnel who employ our products in the field. We also value the relationships we are establishing with our distributors, re-sellers, and partners. This increase in our coverage demonstrates our commitment and support to both our clients and their customers on a global basis.

We have recently entered into a number of agency agreements to market our product line in Mexico and the Middle East and North Africa (“MENA”) region. We have also attended numerous tradeshows in an effort to re-establish HighCom’s presence in the personal protection equipment market and we are currently participating in numerous bids exceeding 25 million dollars. Management believes that we will experience significant increase in our overall sales on a quarter by quarter basis as we develop these relationships, although no assurances can be given in this regard.

U.S. Department/U.S. Defense Department.

In March 2011, the Company secured export privileges from the U.S. State Department which dramatically improves HighCom’s ability to sell and market its products.

BlastGard has completed registration with both the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security (“BSI”). The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward. HighCom also completed their ISO certification which had been revoked due to missed audits. BlastGard management has been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review and in March 2012 HighCom secured ISO certification. One of the most important aspects of our business philosophy is an unparalleled commitment to quality control. HighCom is BA 9000 and ISO 9001:2008 certified organization, providing only the highest quality products to protect the lives of the men and women who proudly serve our country both locally and across the world. HighCom actually became the first company in the world to achieve BA 9000 certification, a new National Institute of Justice (NIJ) body armor quality management standard. BA 9000 is a body armor quality management systems standard that is an extension of ISO 9001 which provides greater confidence that the armor is being produced consistently.

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

Body armor is classified by the NIJ according to the level of protection it provides from various threats. The classifications are as follows:

●	Type IIA body armor- minimal protection against smaller caliber handgun threats.

●	Type II body armor – provides protection against many handgun threats, including many common smaller caliber pistols with standard pressure ammunition, and against many revolvers.

●	Type IIIA body armor- provides a higher level of protection and will generally protect against most pistol calibers including many law enforcement ammunitions, and against many higher powered revolvers.

●	Type III and IV body armor – provides protection against rifle rounds and are generally only used in tactical situations.

Our Security Products include the following:

●	Striker ballistic helmets

●	Guardian hard armor plates

●	Trooper soft armor vests

●	Bellfire ballistic shields

●	Civilian Armor System ballistic panels

●	Stingray ballistic blanket

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

The Level IV NIJ 05 plate has a very high margin of safety. Approximately 400 plates have been shot internally at HighCom’s ballistic lab and shooting range as well as at independent and other commercial labs. During these tests, no penetration has occurred when tested in accordance with the NIJ standard. Another important performance feature of this plate is that when used in conjunction with a Level IIIA Vest, this plate has established the ability to defeat six rounds, in accordance with Level III NIJ 05.

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

NIJ 06 Specification &Compliant Products

HighCom currently has three certified Level IV plates, five Level III plates, four Level IIIA vests and one Level II vest. There are additional tests in the pipeline along with a considerable number of options, solutions and directions for continued development of hard armor plates for certification under NIJ 0101.06 standards. As of the 1st quarter of 2017, HighCom’s Guardian Series Hard Armor™ product line now includes two new NIJ 0101.06 certified models, the Guardian 3S11™ and the Guardian 3S9™. Built to exceed industry standards at affordable prices, these inserts are designed according to the NIJ ratings for Level III, offering law enforcement and military personnel different options for up armor requirements whether concerned about armor piercing threats or high powered rifle threats. NIJ introduced the Ballistic Resistance of Body Armor NIJ Standard-0101.06 to more effectively defend against increased velocities of ammunition calibers and provide improved performance against the threats law enforcement faces in today’s world.

SHIELDS

HighCom produces a Level IIIA and a Level III ballistic shield that are among the most advanced in the market. This is due to the fact that the electrical connections are routed internally through the composite itself. Similar products offered in the marketplace will have external electrical connections. HighCom has a ballistic shield production capacity of approximately 800-1,000 units per month.

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

Research and Development

During fiscal 2016 and 2015, HighCom spent $52,586 and $43,189, respectively on research and development efforts. Future research and development expenses will depend upon our liquidity and capital resources.

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

Next Generation Military Body Armor Programs

Many countries are developing next generation body armor systems to replace the body armor systems and components currently worn by the military ground forces in their country. Specific examples include the US Army’s Soldier Protection Systems (SPS), the UK’s Future Infantry Soldier Technology (FIST) program, France’s FELIN program, Germany’s Future Soldier System, Russia’s Future Soldier System, and the Israeli Advanced Soldier. As these programs move from development into Low Rate Initial Production (LRIP), and then into Full Rate Production (FRP), military body armor procurement in these countries will experience an uptick in demand. These next generation body armor programs are currently in development and will primarily affect demand in the 2017 to 2020 timeframe. It is vital that these development programs are successfully executed in the next one to two years and that funding is allocated to support procurement in their respective country of origin.

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

Vector Strategy labels this trend “The Next Generation Ripple Effect”. Our use of the word “ripple” denotes that this trend will occur 2 to 3 years after next generation systems are being procured in countries that organically developed those systems.

Warrior Cop

“Warrior Cop” refers to the increasing integration of tactical, SWAT, and special operations within the law enforcement environment. This has also been referred to as the trend towards “police militarization”. This trend will increase demand for body armor with higher protection levels and lower areal densities, and designs that provide more mobility and comfort, including helmets. “Warrior Cop” will affect body armor procurement in the United States, and in European countries with significant law enforcement organizations. Countries with a more paramilitary style of civilian law enforcement will be less affected by this trend. The “Warrior Cop” trend will primarily affect demand in 2017, with a lesser impact in 2018 to 2020.

Armored 1st Responders

In the United States and European countries, there is an increasing trend to provide body armor to first responders, such as EMS/EMT personnel and firefighters. This trend has been stimulated by the need to upgrade the capabilities of personnel who have to respond to casualties in the midst of a terrorist attack, mass shooting event, or other situation where the responder may encounter gunfire. Many body armor suppliers are offering specific ballistic vest designs as an upgrade to the normal vests that EMS/EMT and first responders typically wear. This demand driver will primarily affect body armor markets in the United States and western European countries. Vector Strategy believes that the global body armor market is just beginning to experience increased demand due to “Armored 1st Responders”.

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

HIGHCOM’S MARKETING AND SALES STRATEGY

Strategy

Our objective is to be a global leader in the businesses of safety, security, and defense protection. We continually seek to enhance our existing products and to introduce new products to expand our market share or enter into new markets. Historically, the largest portion of our HighCom business resulted from the sale of ballistic plates, vests and helmets. We plan on expanding our business into multiple segments of the defense market. We are considering other products and services for other aspects of the safety, security and defense protection. We sell our products and services through a variety of distribution channels. Depending upon the product or service, our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers. More specifically, the major customers of HighCom are:

●	Independent Distributors

●	Department of Homeland Security

●	Other Federal Government Agencies

●	Local Police Departments

●	Foreign entities

●	United Nations

The channels of distribution for HighCom are distributors, direct sales, and the Government Services Administration (GSA). Since HighCom is a GSA contract holder any federal government agency can buy from them without additional prior approval.

Target Market

The primary target markets are:

●	U.S. Department of Defense
	1.	Army
	2.	Marines
	3.	Air Force
	4.	Navy

●	Other government agencies
	1.	Homeland Security
	2.	State Dept.
	3.	FBI
	4.	DEA
	5.	U.S. Marshalls

●	Local law enforcement
	1.	Police
	2.	Highway patrol
	3.	City police
	4.	County Sheriffs

●	Foreign governments
	1.	Military
	2.	Security
	3.	Police

●	United Nations peace keeping forces

How do we market ourselves

Armor products - personal armor plates, ballistic shields and soft armor vests – have been designed, developed and certified by HighCom. NIJ certification is the barrier to entry/foundation to the US armor industry since without NIJ certification marketability/sales opportunities to domestic law enforcement are limited. While export sales are possible without NIJ, NIJ certification is increasingly becoming required for export sales. All other HighCom products are distributed under non-exclusive supplier arrangements. Our HighCom marketing strategy includes the following:

●	HighCom website

●	Trade publications

●	Defense industry news websites

●	Trade Shows and Conferences

●	GSA advantage and

●	Bidding on federal government supply needs

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

EXPORT COMPLIANCE POLICY

HighCom is required to comply with all laws and regulations surrounding U.S. export controls. Recent events have focused the U.S. government’s attention on the need for increased enforcement of such laws. Although the government has always enforced export laws and regulations, the level of intensity has risen in the past several years as concerns regarding national security and international terrorism have grown.

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

The U.S. government not only possesses a national security interest through its export controls but also has additional objectives. Export controls help protect items that may be in short supply domestically such as oil or gas. Additionally, the U.S. collects trade data that allows the government to track the trade balance, evaluate the effect of foreign trade on the domestic economy, and/or develop foreign policy decisions. The end result of all the U.S. government’s regulations and laws is that HighCom must be cognizant and comply with all export laws.

HighCom management is firmly committed to full and complete compliance with all U.S. export control laws, including among others, the Export Administration Regulations administered by the Bureau of Industry and Security of the U.S. Department of Commerce, the International Traffic in Arms Regulations administered by the Directorate of Defense Trade Controls at the U.S. Department of State, and the various sanctions and embargo regulations administered by the Office of Foreign Assets Controls (OFAC) at the U.S. Department of the Treasury. While HighCom has always been committed to compliance with all U.S. export control laws and regulations, our desire to ensure that no violations occur is heightened by the events of September 11, 2001. All HighCom employees associated with activities that are subject to U.S. export controls take extra precautions to ensure that no violations occur. It is HighCom management’s policy that under no circumstances will exports made on behalf of its customers be made contrary to U.S. export laws and regulations. Special care is taken to prevent transactions with entities involved in the proliferation of weapons of mass destruction.

Violations of the Export Administration Regulations could result in significant penalties for HighCom and for those individuals involved in the violation. Civil penalties of up to $50,000 per violation may be imposed or up to $120,000 if the violation involves national security controls. Violations could also result in a denial of HighCom’s export privileges meaning it could no longer forward products to international customers. Criminal penalties may also be imposed on HighCom and on the individuals involved. For willful violations of the export regulations, HighCom could be fined up to $1,000,000 per violation and individuals could be fined up to $250,000 per violation and imprisoned for up to 20 years.

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

OVERVIEW OF U.S. EXPORT REGULATIONS

The principal government agencies that regulate U.S. exports are the Department of Commerce, which regulates the export of “dual-use” items, and the Department of State, which regulates the export of defense or “munitions” items. “Dual-use” items are commercial items (i.e., commodities, software and technology) that can also be used in military applications, while “defense articles,” “defense services,” and related technical data are items specifically designed, modified or adapted for military uses and that have limited or no commercial application. This information is based on regulations published by these two, as well as other relevant U.S. government agencies, and is subject to change. This information will be updated periodically to reflect changes made to the pertinent laws and regulations.

The Bureau of Industry and Security (“BIS”) is the agency within the U.S. Department of Commerce that is responsible for administering export controls of “dual-use” items. BIS publishes and administers the Export Administration Regulations (“EAR”) (15 C.F.R. Part 730 et seq.) which describe export controls and contain a list of the commodities, software, and technology that are controlled for export by the Department of Commerce. This list is called the Commerce Control List, or “CCL”, and is contained in Supplement No.1 to Part 774 of the EAR.

The Directorate of Defense Trade Controls (“DDTC”) is the agency within the U.S. Department of State that is responsible for administering controls on the temporary import, temporary export, and permanent export/re-export of “defense articles,” “defense services,” and related “technical data.” The Department of State administers the International Traffic in Arms Regulations (“ITAR”) which contain the United States Munitions List (“USML”). The USML details the commodities, software, and technical data that are controlled by the State Department.

Whether an export is controlled by the Commerce Department or the State Department depends on the proper classification of the product. All exports are controlled by only one agency though it may in some cases be difficult to determine the appropriate agency jurisdiction. In such cases, exporters may file a commodity jurisdiction (“CJ”) request with DDTC to determine which agency has jurisdiction over the product, software, or technology. DDTC generally takes at least six months to respond to CJ requests, so their utility may be limited in a commercial context unless application is made sufficiently early.

Specific laws and regulations we are subject to include the following:

●	Export Administration Act – 50 U.S.C. 2405

●	Arms Export Control Act -22 USC 2778

●	Export Administration Regulations – 15 CFR 730-774

●	International Traffic in Arms Regulations – 22 CFR 120-130

●	Foreign Corrupt Practices Act – 15 U.S.C. 78dd-1

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

Employees

As of December 31, 2016, the Company has fourteen full-time employees. The Company also relies on temporary workers for its manufacturing facility. Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

HighCom Sales

In 2016 and 2015, HighCom accounted for approximately 99% and 99%, respectively, of the Company’s consolidated sales. It is anticipated that this trend will continue in the future as sales of BlastGard products described below are not expected to amount to a meaningful percentage of the Company’s sales activities.

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

●	For blasts that produce fireballs or intense hot gases at higher pressures, BlastGard® Technology has the ability, through testing, to cool the blast zone rapidly, thereby reducing structural damage.

●	In detonation of high explosives, where at least half of the energy released is in the shock wave, attenuation occurs even more rapidly, and in doing so substantially reduces explosion phenomena.

Key BlastWrap® Features

●	Lightweight, flexible, durable and environment safe

●	Requires no wires, electricity, detection devices and contains no sensors

●	Customizable and easy to retrofit

●	Materials are low in cost and are widely available

●	Extremely adaptable, without losing effectiveness

●	Compact structure

●	Easily produced

●	Can be constructed with additional environmental or specific blast conditions (e.g. weather or moisture barriers or dust free layers)

●	Can be produced with armor (Kevlar, Spectra, etc.) for ballistic or fragment situations

●	Irreversibly dissipates energy from blast

●	Eliminates need for dispensing of agents in blast mitigation process

●	Neither contains nor creates hazardous fragments

●	Environmentally friendly, non-toxic core materials

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

Government Awards

BlastWrap®, and its BlastGard® Mitigating Trash Receptacles were designated as Qualified Anti-Terrorism Technologies and placed on the “Approved Products List for Homeland Security.” We were issued the “Designation” and “Certification” for our technology by the Department of Homeland Security under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (the SAFETY ACT) in July of 2006. In the 4th quarter of 2011, the designation and certification was extended for another five years to our BlastWrap product but excluded our BlastGard MTR receptacles until we provide new test data that conforms to new ASTM standards. No further testing has been planned at this time. The revisions allow the use of liners and lids which the original standards did not address. The lid and liner materials must be tested to certain ASTM plastic standards. In the 4th quarter of 2016, the designation and certification was extended for another five years to our BlastWrap product.

The SAFETY ACT “Designation” and “Certification“ are intended to support effective technologies aimed at preventing, detecting, identifying, or deterring acts of terrorism, or limiting the harm that such acts might otherwise cause. The criteria technologies must meet to be awarded “Designation” and “Certification” status include: the availability of the technology for immediate deployment in public and private settings; the magnitude of risk exposure to the public if the technology is not deployed; the evaluation of scientific studies being feasibly conducted to assess the technology’s capability to substantially reduce risks of harm; and the technology’s effectiveness in facilitating the defense against acts of terrorism. BlastWrap is designed to mitigate the blast effects of an explosion by rapidly extinguishing the fireball, eliminating burns and post-blast fires, and reducing the subsequent overpressures by more than 50%, thus reducing damage to people and property.

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

Since our Company’s acquisition of our subsidiary, HighCom, we have devoted substantially all of our resources toward the development of HighCom’s business. For fiscal 2016, our BlastWrap® product sales totaled approximately $121,394.

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

Research and Development

In 2016 and 2015, we spent $940 and $2,843 respectively on research and development of BlastWrap® products.

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

Purchase of our stock is a highly speculative and there can be no assurances that our operations will be profitable. We have been operating at a profit since 2014. Prior to 2014, we had been operating at a loss since inception and we have an accumulated deficit of approximately $9 million. At December 31, 2016, we have shareholder equity of approximately $9,666,530 as compared to shareholder equity of approximately $3,114,000 at December 31, 2015. While we had an operating income of approximately $675,000 for 2016 on sales of over $7.9 million, we can provide no assurances that our future operations will be profitable. Accordingly, investors who own shares of our Common Stock could lose their entire investment.

Although we had a working capital surplus of approximately $2,100,000 at December 31, 2016, there can be no assurances that we will be able to meet our obligations as they become due and payable. At December 31, 2016, we had a working capital surplus of approximately $2,100,000 in contrast to a working capital surplus of approximately $1,043,000 at December 31, 2015. While Management is projecting continuous increased sales in 2017 as compared to the comparable period of the prior year and the expectation is that we will be able to meet our obligations as they become due and payable, we can provide no assurances that we will be successful in this regard.

Controlling Interest. As set forth in Item 12, one corporation beneficially owns 200,528,362 shares of the Company’s Common Stock, equivalent to approximately 55% of the Company’s outstanding shares. We cannot predict what changes will be instituted by our controlling stockholder in the Company’s management and/or directors and in the direction of the Company.

Business and Operational Risks

The following are the major business and operational risks related to our new HighCom subsidiary:

●	We must comply with all laws and regulations surrounding U.S. export controls.

●	Continued turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity.

●	Many of our customers have fluctuating budgets, which may cause fluctuations in our results of operations.

●	Our business is subject to various laws and regulations favoring the U.S. government’s contractual position, and our failure to comply with such laws and regulations could harm operating results and prospects.

●	We rely on certain vendors to supply us with ballistics materials, composites materials, and other key materials that if we were unable to obtain could adversely affect our business.

●	Growth of operations may strain resources and if we fail to manage growth successfully, our business could be adversely affected.

●	Increases in the prices paid for raw materials or labor costs may adversely affect profit margins.

●	Our products are used in situations that are inherently risky. Accordingly, we may face product liability and exposure to other claims for which we may not be able to obtain adequate insurance.

●	We are engaged in a highly competitive marketplace, which demands that producers continue to develop new products. Our business will be adversely affected if we are not able to continue to develop new and competitive products.

●	We face continuous pricing pressure from our customers and our competitors. This will affect our margins and therefore our profitability and cash flow unless we can efficiently manage our manufacturing costs and market our products based on superior quality.

●	We may have difficulty protecting our proprietary technology.

●	If we are unable to successfully retain executive leadership and other key personnel, our ability to successfully develop and market our products and operate our business may be harmed.

●	We have launched and expect to continue to launch strategic and operational initiatives which if not successful could adversely affect our business.

●	We may incur additional costs or material shortages due to new NIJ certification and testing standards.

●	If internal controls over financial reporting are ineffective, our business and future prospects may suffer.

HighCom faces intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.

HighCom operates in intensely competitive markets that are characterized by competition from major domestic and international companies in our business and from a large number of competitive companies and alternative solutions in our security business. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, domestic ballistic plates to lower priced or comparable foreign alternatives would adversely affect our business. Some of HighCom’s competitors have greater financial, technical, marketing, distribution, and other resources and, in certain cases, may have lower cost structures than we possess and that may afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices on raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to customer requirements more effectively and quickly than HighCom can.

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

If we are unable to compete effectively with our competitors, we will not be successful generating revenues or attaining profits. The personal body armor industry is highly competitive. Our ability to generate revenues and profitability is directly related to our ability to compete with our competitors. Currently, we believe that we have a competitive advantage because of our unique technology, our product performance, product mix and price. Our beliefs are based only on our research and development testing. We face competition in our markets from competing technologies and direct competition from additional companies that may enter this market with greater financial resources than we have. If we are unable to compete effectively, we will not be successful in generating revenues or attaining profits.

Loss of key personnel could cause a major disruption in our day-to-day operations and we could lose our relationships with third-parties with whom we do business. Our future success depends in a significant part upon the continued service of our executive officers as key management personnel. Competition for such personnel may be intense, and to be successful we must retain our key managerial personnel. The loss of key personnel or the inability to hire or retain qualified replacement personnel could cause a major disruption in our day-to-day operations and we could lose our relationships with third-parties with whom we do business, which could adversely affect our financial condition and results of operations.

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

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price. As of March 16, 2017, we had outstanding 366,976,178 shares of common stock, including an estimated 166,447,816 outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

Item 1.B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We do not own any real estate properties. BlastGard entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida, which was expanded to two offices in 2011 to accommodate HighCom Security. In 2012, BlastGard moved into a larger office space. Rental payment under the new lease is $398 per month on a month to month basis.

The corporate location for both BlastGard International, Inc. and HighCom Security, Inc. is Columbus, OH. HighCom secured the lease for both the office and the manufacturing plant in Columbus, Ohio. In February 2011, the Company entered into a six-month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH. In June 2012, the Company entered into a one-year lease agreement for approximately 16,200 square feet of office and warehouse space in Columbus, OH. In June 2013, the Company entered into a three-year lease agreement for approximately 24,160 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease is $6,967 per month through August 2016. In October 2015, the Company entered into a three-year lease agreement for approximately 32,865 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease was $9,627 per month on a month to month basis through June 2016 and is now $8,901 per month through October 2018. Two satellite offices are maintained in Florida and Colorado for additional sales support.

Rent expense for 2016 and 2015 was approximately $130,000 and $95,000, respectively.

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

Quarter Ended	High Sales	Low Sales
March 31, 2015	$0.02	$0.01
June 30, 2015	$0.02	$0.01
September 30, 2015	$0.04	$0.01
December 31, 2015	$0.01	$0.005

March 31, 2016	$0.013	$0.006
June 30, 2016	$0.015	$0.008
September 30, 2016	$0.016	$0.004
December 31, 2016	$0.011	$0.006

The quotations reflect inter-dealer prices, without retail markup, markdown or commission.

Holders

As of March 16, 2017, there were 280 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

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

Sales of Unregistered Securities

From January 1, 2015 to December 31, 2016, we had no sales or issuances of unregistered common stock, except as follows:

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

●	Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

●	Long-lived Assets. Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

●	Goodwill. Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets we have acquired in our business combinations. We perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We will conduct our annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our sham price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. We compare the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

●	Derivative Financial Instruments. We review the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

Results of Operations

Year Ended December 31, 2016 vs. 2015

For fiscal 2016, we achieved revenues of $7,929,344 as compared to $7,678,245 for the comparable period of the prior year, an increase of $251,099. Our gross profit for fiscal 2016 was $2,898,884 as compared to $2,942,208 for the comparable period of the prior year, a decrease of $43,324. Management believes that the improved operations for 2016 are a result of governments and local police budgets permitting them to purchase the necessary protective gear, including, without limitation, shields, helmets vests and plates to protect their police officers and military. Management is anticipating increased sales and gross profits for 2017. We have a backlog or firm orders for the first quarter of approximately $1,300,000. Our gross profit percentage for 2016 was approximately 37% as compared to approximately 38% for the comparable period of the prior year.

For 2016, our operating expenses were $2,224,188 as compared to $2,005,994 for the comparable period of the prior year, an increase of approximately $218,194. The increased operating expenses for 2016 were primarily attributable to personnel costs needed to deliver goods to our customers as well as stock based compensation.

Our operating income for fiscal 2016 was $674,696 as compared to $936,214 for the comparable period of the prior year. Our plant expansion in late 2015 resulted in additional personnel costs in 2016, along with an increase in our R&D costs, ISO certification and consultant fees.

For 2016, the Company had a gain from non-operating activities of $279,594 as compared to a gain from non-operating activity of the comparable period of the prior year of $77,428. The differences between 2016 and 2015 relate to gains on the settlement of debt of $300,200, and no gain on derivative liabilities for 2016 as compared to no gains on settlement of debt and a gain on derivative liability of $266,381for 2015, coupled with a decrease in interest expense from $147,191 for 2015 to $20,606 for 2016.

Our net income for 2016 was $6,071,222 as compared to a net income of $989,096 for the comparable period of the prior year. The primary reason for this substantial increase in net income is the reversal of a deferred income tax valuation allowance of approximately $5.5 million. The reversal of this allowance is a result of the Company’s evaluation of its continued profitability over the past three years, and the likelihood that the Company will be able to utilize its historical net operating losses in the future.

Liquidity and Capital Resources

At December 31, 2016, we had current assets of $3,153,237 as compared to current liabilities of $1,018,426, resulting in a working capital surplus of $2,134,811. During 2016, net cash provided by operating activities was $308,360. Our 2016 net income of $6,071,222 included an income tax benefit from the reversal of a deferred tax valuation of $5,138,687, and a gain on settlement of debt of $300,200. Amortization and depreciation expense was $76,132. During 2016, net cash used by financing activities was $111,812. During 2016, net cash used in investing activities was $35,468.

At December 31, 2016, the Company had a working capital surplus of $2,134,811. Management is anticipating increases in sales and gross profits for 2017. We have a backlog or firm orders for the first quarter of approximately $1,300,000. Management believes that cash flow from operations will enable the Company to meet its operating expenses as they become due and payable during 2017, although no assurances can be given in this regard. See “Risk Factors.”

During 2016, we benefited from financial resources being provided from operations rather than from additional borrowings. During 2015 and years prior to that, we relied on borrowings from our Chief Executive Officer/Chief Financial Officer and from a financial institution with a personal guaranty of our Chief Executive Officer/Chief Financial Officer. We anticipate that our future liquidity requirements will arise from the need to finance our operations, accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital through equity and debt financing as needed. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2016, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of December 31, 2016, and 2015.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is not required to be provided by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

Item 8. Financial Statements

The information required by Item 8 and an index thereto commences on page 29, which pages follow this page.

27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BlastGard International Inc.

We have audited the accompanying balance sheet of Blastgard International Inc. as of December 31, 2016, and 2015 and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blastgard International Inc. as of December 31, 2016, and December 31, 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

March 30, 2017

BlastGard International, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

Assets
Current assets
Cash	$270,331	$109,251
Accounts receivable, net	943,073	980,972
Inventory	1,931,083	1,206,222
Prepaid and other current assets	8,750	20,000
Total current assets	3,153,237	2,316,445

Property & equipment, net	189,002	171,107
Deferred tax asset - net	5,138,687	-
Intangible property, net	132,127	148,379
Goodwill	2,061,649	2,061,649
Deposits	10,254	10,254

Total Assets	$10,684,956	$4,707,834

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$645,225	$755,879
Accrued expenses	119,582	124,966
Customer deposits and deferred revenue	11,867	80,919
Current portion notes payable – includes related parties	241,752	311,257
Total current liabilities	1,018,426	1,273,021

Notes payable, net of current portion	-	300,000
Derivative liability, net	-	20,742
Total liabilities	1,018,426	1,593,763

Stockholders’ Equity
Preferred Stock, 1,000 shares authorized; $.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized; 366,976,178 and 336,976,178 shares issued and outstanding at December 31, 2016 and 2015	366,976	336,976
Additional paid-in capital	18,221,122	17,791,640
Minority interest	35,019	13,264
Accumulated deficit	(8,956,587)	(15,027,809
Total stockholders’ equity	9,666,530	3,114,071

Total Liabilities and Stockholders’ Equity	$10,684,956	$4,707,834

The accompanying notes are an integral part of these consolidated financial statements.

BlastGard International Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

Revenues	$7,929,344	$7,678,245
Direct costs	5,030,460	4,736,037
Gross Profit	2,898,884	2,942,208

Operating expenses:
General and administrative	1,956,730	1,551,720
Research and Development	52,586	43,189
Stock based compensation	138,740	357,987
Amortization and depreciation	76,132	53,098
Total operating expenses	2,224,188	2,005,994

Operating income (loss)	674,696	936,214

Non-operating activity
Other income (expense)	-	(41,762)
Gains on settlement of debt	300,200	-
Gain (loss) on derivative liability	-	266,381
Interest expense	(20,606)	(147,191)
Total other income (expense)	279,594	77,428

Income (loss) before income taxes	954,290	1,013,642

Minority interest loss	(21,755)	(24,546)
Income tax benefit (provision)	5,138,687	-
Net income (loss)	$6,071,222	$989,096

Earnings per share:
Basic	$0.017	$0.003
Dilutive	$0.017	$0.003

Weighted average shares outstanding
Basic	364,926,998	330,080,066
Dilutive	364,926,998	357,113,630

The accompanying notes are an integral part of these consolidated financial statements.

BlastGard International Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2016 and 2015

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders’
	Shares	Par	Capital	Interest	Deficit	Equity

Balance at December 31, 2014	328,405,857	$328,405	$17,356,271	$(11,282)	$(16,016,905)	$1,656,489

Stock issued as satisfaction of debt	8,570,321	8,571	77,382			85,953

Options issued for services			357,987			357,987

Net Income				24,546	989,096	1,013,642

Balance at December 31, 2015	336,976,178	$336,976	$17,791,640	$13,264	$(15,027,809)	$3,114,071

Stock issued as satisfaction of debt	30,000,000	30,000	270,000			300,000

Options issued for services			138,740			138,740

Settlement of derivative liability			20,742			20,742

Net Income				21,755	6,071,222	6,092,977

Balances at December 31, 2016	366,976,178	$366,976	$18,221,122	$35,019	$(8,956,587)	$9,666,530

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows

	For the Year Ended
	December 31,
	2016	2015

Cash Flows from Operating Activities:
Net income	$6,071,222	$989,096
Adjustment to reconcile Net Income to net cash provided by operations:
Minority interest gain (loss)	21,755	24,546
Impairment loss on investment	-	45,000
Reversal of deferred income tax valuation allowance	(5,138,687)
Depreciation and amortization	76,132	53,098
Amortization of debt discount	-	117,493
Stock based compensation	138,740	357,987
Gain on sale of assets	-	(3,238)
Gain on settlement of debt	(300,200)	-
Derivative (gain) loss	-	(266,381)
Changes in assets and liabilities:

Accounts receivable	37,899	(724,353)
Inventory	(724,861)	142,605
Other assets	11,250	(17,642)
Accounts payable and accruals	184,162	(118,097)
Customer deposits	(69,052)	(99,079)
Net Cash Provided by Operating Activities	308,360	501,035

Cash Flows from Investing Activities:
Purchase of property and equipment	(35,468)	(129,276)
Proceeds from sale of assets	-	5,000
Net Cash Used by Investing Activities	(35,468)	(124,276)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	1,130,771	226,610
Repayments of notes payable	(1,242,583)	(509,305)
Net Cash Used by Financing Activities	(111,812)	(282,695)

Net increase (decrease) in Cash	161,080	94,064

Cash at beginning of period	109,251	15,187
Cash at end of period	$270,331	$109,251

Supplemental cash flow information:
Interest paid	$20,606	$26,023
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities

September 2015, the Company issued 3,000,000 common shares in satisfaction of $30,000 of convertible debt.

November 2015, the Company issued 5,570,321 common shares in satisfaction of $55,953 of convertible debt

January 2016, the Company issued 30,000,000 common shares in satisfaction of $300,000 of convertible debt

January 2016, the Company financed the acquisition of equipment through a promissory note in the amount of $42,307

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

Business Segments

Although the Company accounts for its operations in two separate corporations, all of its business operations are associated with Security for Individuals and Property. Blastgard International, Inc. primarily provides for corporate administration, and only has incidental sales of an immaterial amount. HighCom sales represent in excess of 98% of total sales. Therefore the Company has determined that all business operations should be aggregated together and not reported as separate operating segments.

Concentrations – Major Customers and Major Vendors

For the year ended December 31, 2016, approximately 49% of the Company’s revenue was provided by two customers, one representing approximately 29% and the other approximately 20%.

For the year ended December 31, 2016, approximately 82% of cost of sales was provided by five vendors, with the largest supplier representing approximately 31% of cost of sales. The next largest supplier provided approximately 20% of cost of sales, with the last three making up this customer group being at 11%, 10% and 10%.

Principles of Consolidation

These consolidated financial statements include the assets and liabilities of BlastGard International, Inc. and its subsidiaries as of December 31, 2016 and 2015.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at December 31, 2016.

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

Research and Development

Research and development costs were expensed as incurred. Research and development costs totaled $52,586 and $43,189 as of December 31, 2016 and 2015.

Advertising

Advertising, marketing and promotion costs were expensed as incurred. Advertising costs of $64,742 and $71,877 were incurred during the years ended December 31, 2016 and 2015, respectively.

Shipping and Freight Costs

The Company includes shipping costs in cost of goods sold.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the consolidated financial statements and the tax basis of assets and liabilities by using estimated tax rates for the year in which the differences are expected to reverse.

The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If we determine that the Company would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company reports uncertain tax positions in accordance with guidance provided by ASC-740-10, Accounting for Uncertainty in Income Taxes.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2016, there were 46,125,000 vested common stock options outstanding, which were not included in the calculation of net income (loss) per share-diluted because they were anti-dilutive. In addition, at December 31, 2016 the Company had 41,801,793 remaining warrants outstanding issued in connection with convertible promissory notes and stock sales that were also not included because they were anti-dilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out (“FIFO”) or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-1 1 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that defe1Ted tax assets and liabilities be classified as non-current on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Consolidated Financial Statements.

(2) Inventory

Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.

	December 31, 2016	December 31, 2015

Raw materials	$648,702	$489,303
Work in process	240,849	7,303
Finished Goods	1,041,532	709,616

TOTAL	$1,931,083	$1,206,222

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

Property and equipment are comprised of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Equipment	$429,417	$353,880
Furniture	104,802	102,564
Moulds	45,060	45,060
Test Range	110,802	110,802

	690,081	612,306
Less accumulated depreciation	(501,079)	(441,199)

Property and equipment, net	$189,002	$171,107

Depreciation expense for the years ended December 31, 2016 and 2015	$59,880	$36,846

Depreciation expense for the next five years ended December 31,
2017	$58,795
2018	47,959
2019	40,789
2020	28,952
2021	9,028

$185,523

(4) Intangible Assets, Net

Intangible Assets are comprised of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Patents and Trademarks	$161,278	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	55,000	55,000

	796,278	796,278
Less accumulated amortization	(664,151)	(647,899)

Intangible assets, net	$132,127	$148,379

Amortization expense for the years ended December 31, 2016 and 2015	$16,252	$16,252

Amortization expense for the next five years ended December 31,
2017	$16,252
2018	16,252
2019	16,252
2020	16,252
2021	12,585

$77,593

(5) Notes Payable

Notes payable at December 31, 2016 and 2015 as detailed below, is summarized as follows:

	December 31, 2016	December 31, 2015

Convertible promissory notes – accrued expenses	-	391,025
Revolving credit	-	190,232
Acquisition debt	30,000	30,000
Note payable – equipment	11,752	-
Note payable - individual	200,000	-
	241,752	611,257
Less current maturities	(241,752)	(311,257)
	$-	$300,000

Conversion of Accrued Expenses.

On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the noteholder(s) discretion. On May 3, 2011, BlastGard’s Board of Directors ratified, adopted and approved $100,000 in additional compensation to Michael J. Gordon as CEO, of which $50,000 could be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the noteholder(s) discretion and $50,000 issued in Common Stock at $.05 per share. On November 11, 2013, the Board of Directors approved the lowering the conversion price for $.05 per share to $.01 per share on these notes.

These notes were paid off in January 2016 through a conversion of $300,000 into 30,000,000 shares of Common Stock, and the balance being paid in cash.

The 2011 convertible promissory notes consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Convertible promissory note, $210,000, issued January 31, 2011, due on September 30, 2011, 6% interest rate	$-	$180,000

Convertible promissory note, $160,000, issued January 31, 2011, due on January 31, 2012, 6% interest rate	-	144,000

Convertible promissory note, $67,025, issued January 31, 2011, due on September 30, 2011, 6% interest rate	-	67,025
	-	391,025
Less: current maturities	-	(91,025)
	$-	$300,000

Revolving Credit Facilities

The Company also acquired various revolving credit facilities in the acquisition of HighCom Security, Inc. HighCom had been paying interest only on the loans. These loans were paid in full during 2016, and the credit lines were closed. The revolving credit facilities consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Line of credit from Regions Bank, $100,000, interest only at 8% annually, due on demand	$-	$53,649

Revolving credit card facility with Wells Fargo Bank, $150,000, interest only at 7.5% annually, due on demand, unsecured	-	136,583

	-	190,232
Less: current maturities	-	(190,232)
	$-	$-

Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs. These acquisition notes have the following balances at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Acquisition note for the purchase of Acer product designs, original amount $30,000, no interest	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$-	$-

Note payable – Related Party

During the year ended December 31, 2016, the Company’s CEO, Michael Gordon incurred expenses on behalf of, and made advances to the Company in order to provide the Company with funds to carry on its operations. These advances are pursuant to Mr. Gordon obtaining a personal demand promissory note at a rate of 5.54% per annum. During 2016, Mr. Gordon advanced approximately $703,200 to the Company. As of December 31, 2016, all amounts due for these expenses and advances on behalf of the Company have been fully paid back.

Note payable - Equipment

The Company financed the acquisition of certain equipment through a promissory note. The note is payable in monthly installments of $2,350, is non-interest bearing, and has a maturity date of May 17, 2017. The note is secured by equipment. As of December 31, 2016, the balance of this note was $11,752. Interest has not been imputed on this balance as management has deemed it to be immaterial.

Notes payable – Individuals

On September 8, 2016, the Company issued a demand promissory note to an individual in the amount of $200,000 at a rate of 18% per annum. Principal and accrued interest is payable no sooner than 90 days and no later than 120 days from issuance. This note was paid in full on December 23, 2016.

On November 4, 2016, the Company issued a demand promissory note to an individual in the amount of $200,000 at a rate of 18% per annum. Principal and accrued interest are payable no sooner than 60 days and no later than 90 days from issuance. This note was paid in full on January 7, 2017.

Credit card payable – American Express

The Company utilizes an American Express credit card to facilitate short term cash flow demands.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Canadian corporation has the right to nominate and appoint at least 50% of the Board Members.

In 2013, in connection with 8464091 Canada Inc. acquiring a majority control of the Company’s Common Stock from a former affiliated third party, the Company agreed that the Canadian corporation has the right to nominate and appoint to the Board at least 50% of the Board members. Pursuant to this right, 8464091 Canada has nominated and the Board has appointed to the Board four members, which include, Paul Sparkes, Craig Campbell, Andrew Griffith and David Frum. Subsequently in September 2016, Craig Campbell, for personal reasons, resigned from the board. Also, the Canadian corporation has the right to participate in future financings up to its pro rata share of Common Stock of the Company.

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

366,976,178 shares were issued and outstanding at December 31, 2016.

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

There were no net cash proceeds from the exercise of stock options during the year ended December 31, 2016. At December 31, 2016 and December 31, 2015, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future

The following table represents stock option activity as of and for the twelve months ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2016	66,750,000	$0.01.	8.9 years	-
Granted	-	$0.01	5.0 years	-
Exercised	-	-
Forfeited/expired/cancelled	(6,250,000)
Options Outstanding – December 31, 2016	60,500,000	$0.01	6.3 years	$-
Outstanding Exercisable – January 1, 2016	38,000,000	$0.02	7.9 years	$-
Outstanding Exercisable – December 31, 2016	46,125,000	$0.01	6.4 years	$-

The total grant date fair value of options vested during the twelve months ended December 31, 2016 and 2015 was $138,740 and $357,987 respectively.

The following table represents stock warrant activity as of and for the twelve months ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2016	41,801,793	$0.009.	3.9 years	$-
Granted	-
Exercised	-	-
Forfeited/expired/cancelled	-
Warrants Outstanding – December 31, 2016	41,801,793	$0.009	3.9 years	$-
Outstanding Exercisable – January 1, 2016	41,801,793	$0.009	3.9 years	$-
Outstanding Exercisable – December 31, 2016	41,801,793	$0.009	3.9 years	$-

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

During 2011, the Company entered into certain convertible debt agreements with warrants attached. Because the warrant values exceeded the note values after the beneficial conversion feature discount, the warrants have been bifurcated out and recorded separately. The initial value was the fair value less the fair value of the debt discount. The difference between the amortized fair value and the revalued fair value at each reporting period is recorded as a derivative liability. During 2016, the Company settled all convertible debt as well as all derivative liabilities.

The Company used the following Black-Scholes assumptions in arriving at the fair value of the warrants as of December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015

Expected Life in Years	0	2.9
Risk-free Interest Rates	0.00%	1.76%
Volatility	0.00%	281.15%
Dividend Yield	0%	0%

The Derivative Liability consists of the following as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Fair Value of embedded warrants	$-	$357,449
Unamortized discount	-	(336,707)

	$-	$20,742

(7) Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the consolidated financial statements and the tax basis of assets and liabilities by using estimated tax rates for the year in which the differences are expected to reverse.

The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If we determine that the Company would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Historically, the Company has maintained full valuation allowances on its deferred tax assets. As of December 31, 2015, there was a $5,489,600 valuation allowance recorded against its deferred tax assets which were primarily related to domestic net operating loss carryforwards.

In assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its deferred tax assets relates directly to the Company’s ability to generate taxable income. The valuation allowance is then adjusted accordingly.

As of December 31, 2016, based on all the available evidence, management determined that it is more likely than not its deferred tax assets will be fully realized. Accordingly, the valuation allowance was reversed in full and $5,138,687 was recognized as a deferred tax asset at December 31, 2016 with a corresponding income tax benefit also being recognized for the year ended December 31, 2016.

The income tax benefit (provision) consists of the following for the years ending December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Current
Federal	$(296,566)	$(354,726)
State	(31,663)	(37,872)
	(328,229)	(392,598)

Deferred - continuing operations
Federal	(20,496)	18,433
State	(2,188)	1,968
	(350,913)	(372,197)
Valuation allowance	5,489,600	372,197

Income tax benefit (provision)	$5,138,687	$-

The Company has previously recognized an income tax benefit for its operating losses generated since inception through December 31 2015 based on uncertainties concerning its ability to generate taxable income in future periods. Based on current events management has re-assessed the valuation allowance and the recognition of the deferred tax assets attributable to the net operating losses and other assets. Based on the Company’s profitability over the last three years, the Company has determined that the valuation allowance should be fully reversed for the year ended December 31, 2016, and record a deferred tax asset.

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $13,100,000. The net operating loss carry forwards will expire in 2026 through 2036 and state net operating loss carry forwards that will expire in 2026 through 2036.

The components of deferred tax assets and liabilities as of December 31, 2016, and 2015 is as follows:

	December 31, 2016	December 31, 2015

Deferred tax assets:
NOL and contribution carry forwards	$4,927,373	$5,255,601
Meals and entertainment	1,329	-
Share based compensation	672,873	620,665

Total deferred tax assets	5,601,575	5,876,266

Deferred tax liabilities:
Property and equipment	(156,868)	(132,368)
Goodwill	(306,020)	(254,298)

Total deferred tax liabilities	(462,888)	(386,666)

Deferred tax asset - net before valuation allowance	5,138,687	5,489,600
Less valuation allowance	-	(5,489,600)

Deferred tax asset - net	$5,138,687	$-

The Company reversed the valuation allowance in full in the period ending December 31, 2016.

A reconciliation of the federal and state statutory income tax rates to the Company’s effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Continuing operations
Expected provision at US statutory rate	34.00%	34.00%
State income tax net of federal benefit	3.63%	3.63%
Other items effecting timing differences	-2.43%	2.06%
Valuation allowance	0.00%	-39.69%

Effective income tax rate	35.20%	0.00%

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction and the State of Florida. As of December 31, 2016, the tax returns for the Company for the years ending 2013 through 2015 remain open to examination by the Internal Revenue Service and Florida Department of Revenue. The Company and its subsidiaries are not currently under examination for any period.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(8) Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2016, the Company had no funds in excess of the FDIC insurance limits.

(9) Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Office Lease

We do not own any real estate properties. BlastGard entered into a lease agreement in January 1, 2009 for office space in Clearwater Florida, which was expanded to two offices in 2011 to accommodate HighCom Security. In 2012, BlastGard moved into a larger office space. Rental payment under the new lease is $398 per month on a month to month basis.

HighCom leases office and manufacturing space in Columbus, Ohio. In February 2011, the Company entered into a six-month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH. In June 2012, the Company entered into a one-year lease agreement for approximately 16,200 square feet of office and warehouse space in Columbus, OH. In June 2013, the Company entered into a three-year lease agreement for approximately 24,160 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease was $6,967 per month through August 2016. In October 2015, the Company entered into a three-year lease agreement for approximately 32,155 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease was $9,863 per month on a month to month basis through June 2016 and is now $9,734 per month through October 2018.

HighCom rented approximately 900 square feet of office space in Aurora, CO on a short-term lease which expired on May 31, 2014 at a rental of $518 per month. On January 1, 2015, HighCom secured similar office space in Centennial, CO for one year at a rental of $525 per month, which was renewed January 2016. Rental payment under the new lease is at $525 per month on a month to month basis.

Rent expense for 2016 and 2015 was approximately $130,000 and $95,000, respectively.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue. At December 31, 2016, the Company was in arrears on the final twelve monthly payments on the settlement.

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

(12) Subsequent Events

The Company has evaluated all subsequent events through the filing date of this form 10K for appropriate accounting and disclosures, and there are no subsequent event disclosures required other than the following:

January 2017, the Company paid of the November 4, 2016 demand promissory note in the amount of $200,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Registrant’s management concluded, as of the end of the period covered by this report, that the Registrant’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: inadequate segregation of duties consistent with control objectives and management is dominated by a single individual/small group without adequate compensating controls.

Management’s Report on Internal Control over Financial Reporting

Management believes that the material weaknesses set forth above did not have an effect on our financial results. The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Registrant’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Registrant’s assets;

* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2016.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has a Board of Directors which is currently comprised of seven members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of our Board of Directors and our executive officers and their respective age and position are as follows:

Name	Age	Position with Registrant	Director or Officer of Registrant Since

Michael J. Gordon	59	CEO, CFO, Director	January 2004
Michael L. Bundy	37	COO, President of HighCom	March 2011
Chad Aaron Wright	35	Vice-President Operations	September 2015
Keith Brill	39	Director	October 2011
Paul W. Henry	69	Director	February 2010
Solomon Mayer	63	Director	October 2011
Paul Sparkes (1)	53	Chairman of the Board	September 2015
Andrew Griffith	55	Director	December 2015
David Frum	56	Director	December 2015

(1)	Mr. Sparkes is not an executive officer of the Company.

(2)	Messrs. Sparkes and Frum were born in Canada.

(3)	Mr. Griffith was born in Ireland.

Biographies of Executive Officers

Michael J. Gordon is Chief Executive Officer and Chief Financial Officer. Michael Bundy serves as President and Chief Operating Officer of HighCom. The biographies of our directors and executive officers are provided below.

Michael J. Gordon – Executive Officer and Board member since January 2004. From January 2003 to January 2011, Mr. Gordon devoted a majority of his time in the development and marketing of BlastGard, Inc. (an entity not related to our company, that had a license to a different blast mitigation technology that was different that the technology owned by our company). From April 1998 through December 2002, Mr. Gordon was Vice President and a Board member of BBJ Environmental Solutions, which conducts research on the causes of, and develops solutions to, biologically related indoor air quality problems, including research in bio-defense and emerging infectious diseases, such as Anthrax. From August 1987 through December 1997, Mr. Gordon was employed by Phoenix Information Systems Corp., where he was responsible for overseeing administrative operations, the filing of all SEC reports and documents, company news releases and public relations. Before joining Phoenix, Mr. Gordon served as Director of Legacies and Planned Giving for the American Cancer Society. Mr. Gordon received his Bachelor of Science degree from the State University of New York in 1980. Mr. Gordon’s extensive business, financial, management and leadership experience in a variety of industries and development stage enterprises particularly qualifies him for service on the Company’s Board.

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

Chad Aaron Wright - On September 1, 2015, the Board of Directors elected Chad Wright as Vice President of Manufacturing and Distribution. Mr. Wright oversees our manufacturing and distribution operations in Columbus Ohio as well as our research and development programs. Mr. Wright has earned a tremendous reputation in the industry over the past decade working for some of the most successful armor guru’s and companies in business today. From 2002 to 2008, Mr. Wright worked for Composix Company located in Newark OH, producing specialized vehicle parts and fuel tanks for military equipment. In 2004, Mr. Wright became the General Production Manager, overseeing day to day operations in production areas, in addition to setting up internal QMS, inventory, ISO implementation, shipping & receiving, logistics of freight and machinery, inventory management, etc. as well as overseeing all testing and evaluation of contracted equipment at off-site testing facilities. Mr. Wright’s R&D team designed, developed, and tested multiple armor applications for vehicle, body armor and various other armor applications. In 2008 and 2009, Mr. Wright worked for Tencate Advanced Armor. As their ballistics lab manager, Mr. Wright’s duties were working with the QC, testing various lot samples from in house production of ballistic fabrics, in addition to R&D projects to develop armor systems and test plans. In 2009, Mr. Wright joined HighCom Security, where Mr. Wright performed similar R&D and Ballistic Lab duties. Mr. Wright specifically helped establish an R&D area to effectively carry out corporate tasks that would comply to the ISO 9001 standards. In 2011, Mr. Wright took over as General Plant/Production Manager where he established HighCom’s Columbus Production Facility and is currently Vice President of Manufacturing. Mr. Wright oversees all operations within the Columbus facility, including but not limited to: production, shipping & receiving, order fulfilment, R&D, ballistic lab, quality control, employees, purchasing, NIJ documentation, third party lab testing, FIT Audits, ballistic data reports, compliant model build sheets, cost control on materials and facility, effective lean production methods, and maintaining our ISO/BA9000 certification as a manufacturer of high quality, cost effective protective armor that meets and exceeds industry standards.

Keith Brill – In October 2011, Keith Brill was appointed to fill a vacancy on the board of directors. Mr. Brill is a financial executive and management consultant with comprehensive experience in financial management and analysis, operational effectiveness, and IT finance. He is the Managing Director of The Brill Group, LLC, a strategy and management consulting firm established in 2011, that provides corporate finance and operations advisory services. Mr. Brill is also a member of the Board of Directors of Liberty Star Uranium & Metals Corp. (OTCBB: LBSR) and Ironwood Gold Corp. (OTCBB: IROG), positions he has held since December, 2009 and August, 2011, respectively. In 2010, he was the CFO / CIO of AmTrust Realty Corp., a New York-based commercial real estate firm. From 2006 to 2009, Mr. Brill was a financial and IT consultant with PA Consulting Group, Inc., a leading global consulting firm, working in both its Financial Services and Information Technology Practices. He has provided multinational Fortune 500 companies with consulting advice on topics including cost reduction, IT outsourcing, regulatory compliance, and performance benchmarking. Mr. Brill received an International Master of Business Administration (IMBA) from the Moore School of Business, University of South Carolina in May 2005. He graduated from the South Carolina Honors College, University of South Carolina in May 2003 with a Bachelor of Science, magna cum laude, major in Economics and Finance, minor in Spanish. Mr. Brill’s extensive business, financial, management and leadership experience in a variety of industries and development stage enterprises particularly qualifies him for service on the Company’s Board.

Paul W. Henry - In January 2004, Mr. Paul Henry joined the board of directors. Since 1987, Mr. Henry has served as an investment banker, business advisor, officer and/or director of several start-up and emerging companies, including the following: Caithness Energy, an independent power producer based in New York City; Essex Investment Management Company, an investment advisory firm based in Boston, Massachusetts; Phoenix Information Systems, an information technology and services company based in St. Petersburg, Florida; DragonHorse International, a China business development company based in Florida; Colchis Capital Management of San Francisco, California (and formerly, also in Greenwich, Connecticut), an alternative investment firm that specialized in residential mortgage-backed securities; and Fybrinet, Inc., a start-up materials science company based in Indianapolis, Indiana. From 1983 to 1987, Mr. Henry was employed by Connecticut Financial Management Company, a wealth management firm based in Boston, Massachusetts and Hartford, Connecticut. Mr. Henry has a BA in economics from Yale University and an MBA from Northeastern University Graduate School of Business. Mr. Henry’s extensive business, financial, management and leadership experience in a variety of industries and development stage enterprises particularly qualifies him for service on the Company’s Board.

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

Mr. Mayer serves on the board of directors and is President of Chai Lifeline, and is a board member of Mishkon and Laniado Hospital, organizations dedicated to assisting profoundly ill children. He is Vice President of International Medical Search Co., a non-profit medical referral organization. He also serves on the board of directors of Mooney Airplane Corporation, Premier Store Fixtures and Supreme Construction and Development. He has excellent ability to hire, train and supervise a loyal and productive force in a high volume environment. He is a creative, entrepreneurial business leader with many skills and much knowledge. Mr. Mayer’s extensive business, financial, management and leadership experience in a variety of industries and development stage enterprises particularly qualifies him for service on the Company’s Board.

Paul Sparkes - In September 2015, Paul Sparkes was appointed to fill a vacancy on the board of directors and agreed to serve as the Company’s non-executive chairman of the board of directors. Mr. Paul Sparkes is an accomplished Canadian business leader with over twenty years’ experience in media, finance, capital markets and Canada’s political arena, which diversified experience particularly qualifies him for service on the Company’s board. Most recently Sparkes was Executive Vice Chair, Director and co-founder of Difference Capital Financial, a TSX-listed specialty finance company that invests in media, technology, health care and U.S. real estate. He is currently a corporate director, advisor and deal maker for growth companies in the media, technology and entertainment sectors. Previously, Sparkes was Executive Vice President, Corporate Affairs for CTVglobemedia (now Bellmedia), where he had oversight for corporate matters including strategy, regulatory, public and government affairs, communications, corporate social responsibility, as well as all sponsorship for CTVglobemedia Inc., and its divisions, including 27 conventional TV stations, 29 specialty and pay TV channels, 34 radio stations, The Globe and Mail, and Canada’s Olympic Broadcast Media Consortium. Over the course of his decade long tenure at CTVglobemedia, Sparkes led the development and implementation of successful public affairs strategies and major campaigns in support of corporate, board and regulatory priorities over transitions including changes in shareholders, ownership structure as well as corporate acquisitions and divestitures.

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

David Frum - In December 2015, David Frum was appointed to fill a vacancy on the board of directors. David Frum is a senior editor at the Atlantic and chairman of the board of trustees of the United Kingdom think tank, Policy Exchange. In 2001-2002, he served as speechwriter and special assistant to President George W. Bush; in 2007-2008, as senior adviser to the Rudy Giuliani presidential campaigns. David Frum is the author of eight books, including the #1 New York Times bestseller: THE RIGHT MAN, a memoir of his time in the Bush administration. David Frum also works as President of a family corporation, Frum Global Assets, which invests in real estate development projects across Canada. Mr. Frum’s diversified business experience particularly qualifies him for service on the Company’s board.

Andrew Griffith - In December 2015, Andrew Griffith was appointed to fill a vacancy on the board of directors. Andrew Griffith is Executive Chairman of EMAOIFROB LTD, an investment and project management company that has private equity and institutional clients. This company sources investments for clients and also resolves asset based issues for large institutional clients. Since 2012, he is also the Chairperson of Dundalk Institute of Technology and since 2014, served as Chair of the Institute of Technology Chair’s Group. From 2001 through 2006, Mr. Griffith served as a Director at Bennett Construction Group. From 2007 through 2014, he served as a Director at Parma Group, which is the investment arm of the Goodman Family Trust. Mr.Griffith’s diversified business experience particularly qualifies him for service on the Company’s board.

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

Risk Oversight

Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to a board committee or the full board for oversight as follows:

●	Full Board - Risks and exposures associated with corporate governance, and management and director succession planning, strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

●	Audit Committee - Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

●	Compensation Committee - Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board. The Chairman is appointed on an annual basis by at least a majority vote of the remaining directors. Currently, the office of Chairman of the Board is held by Paul Sparkes. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is part of the succession planning process and that it is in the best interests of the company to make this determination from time to time.

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

Compensation Committee

In March 2007, our Board of Directors established a Compensation Committee and adopted a written charter. Our Compensation Committee currently consists of Paul Sparkes as Chairman, along with Solomon Mayer. Our Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from time to time; however, such functions shall, at a minimum, include the following:

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

During fiscal 2016 and 2015, the Compensation Committee had one meeting in 2016.

Management Committee

In March 2007, our Board of Directors established a Management Committee and adopted a written charter. The current members of our Management Committee consist of Paul W. Henry and Paul Sparkes. The charter includes, among other things, the following responsibilities of the Management Committee:

●	Administer the business of the Corporation and generally supervise its day-to-day activities.

●	Control and manage the funds and other property of the Corporation and have general oversight of business matters affecting the Corporation, consistent with the strategic directions established by the Board of Directors.

●	Designate banks to be used as depositories of Corporation funds, upon the recommendation of the auditors and approval by the Board.

●	Review the budget as submitted by the CFO and submit its recommendations to the Board for approval.

●	Make recommendations concerning the Corporation’s fiscal structure, resource allocations and other financial matters to the Board.

●	Make recommendations to the Board on the appointment of Corporate Executives.

●	Undertake any other duties as may be assigned from time to time by the Board.

During fiscal 2016 and 2015, the Management Committee had one meeting in 2016.

Audit Committee

The current members of the Company’s audit committee are Keith Brill and Paul W. Henry, each of whom Management believes is an independent director and may be deemed to be a “Financial Expert” within the meaning of Sarbanes Oxley Act of 2002, as amended. Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’ board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered.” Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years; (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of BlastGard has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of BlastGard’s outside auditor. The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Effective February 16, 2006, the Board adopted a written charter for an Audit Committee. The charter includes, among other things:

●	annually reviewing and reassessing the adequacy of the committee’s formal charter;

●	reviewing the annual audited financial statements with the Company’s management and its independent auditors and the adequacy of its internal accounting controls;

●	reviewing analyses prepared by the Company’s management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;

●	being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

●	reviewing the independence of the independent auditors;

●	reviewing the Company’s auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;

●	reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

●	all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002 (which was signed into law by President George W. Bush on July 30, 2002) and all amendments thereto.

●	reviewing required PCAOB auditor communications.

During fiscal 2016 and 2015, the audit committee, which presently consists of Paul Henry and Keith Brill, reviewed the annual audit and quarterly information before filings were made and issued such filings with management and the external auditors.

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

Identifying and Evaluating Nominees for the Board

The Board utilizes a variety of methods for identifying and evaluating nominees for the Board. However, there are no specific minimum qualifications that the Board requires to be met by a director nominee recommended for a position on the Board, nor are there any specific qualities or skills that are necessary for one or more of our Board to possess, other than as are necessary to meet any requirements under rules and regulations applicable to us. Although the Board does not have a specific policy with respect to the diversity, the Board considers the extent to which potential candidates possess sufficiently diverse skill sets and diversity characteristics that would contribute to the Board’s overall effectiveness. The Board has the duty of regularly assessing the composition of the Board, including the size of the Board, diversity, age, skills and experience in the context of the needs of the Board. In addition, the Board also has the duty of identifying individuals qualified to become members of the Board. Candidates may come to the attention of the Board through current members of the Board, professional search firms, stockholders or other persons. These candidates will be evaluated by the Board and may be considered at any point during the year. As described above, the Board will consider properly submitted stockholder nominations for candidates for the Board. Following verification of the stockholder status of persons proposing candidates, recommendations will be aggregated and considered by the Board. If any materials are provided by a stockholder in connection with the nomination of a director candidate, such materials will be forwarded to the Board. We have previously, and we may in the future, review materials provided by professional search firms or other parties to identify, evaluate and recruit potential director nominees who are not proposed by a stockholder. In addition, a professional search firm may be used to make initial contact with potential candidates to assess, among other things, their availability, fit and major strengths.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent stockholders are required by the Commission’s regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2015, Keith Brill, Solomon Mayer, Craig Campbell, Andrew Griffith, David Frum and Michael Gordon, executive officers and/or directors of the Company and 8464081 Canada Inc. each filed one or more Form 3’s, Form 4’s or Form 5’s late with the SEC.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2016 and 2015 by (1) each person who served as the principal executive officer of the Company during fiscal year 2015; and (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2016 with compensation during fiscal year 2016 of $100,000 or more.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards	Warrant/ Options Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2) (3)		Total ($)
Michael Bundy,	2015	$125,000	(4)	$85,402	-0-	-0-	-0-	-0-		-0-	$210,402
COO	2016	$125,000	(4)	$94,610	-0-	-0-	-0-	-0-		-0-	$219,610

Chad Wright,	2015	$63,000	(4)	$42,701	-0-	-0-	-0-	-0-		-0-	$105,701
VP	2016	$79,000	(4)	$47,305	-0-	-0-	-0-	-0-		-0-	$126,305

Michael J. Gordon,	2015	$125,000	(4)	$85,402	-0-	-0-	-0-	-0-	-$	42,650-	$253,052
CEO/CFO	2016	$125,000	(4)	$94,610	-0-	-0-	-0-	-0-		-0-	$219,610

(1)	The options and restricted stock awards presented in this table reflect the full fair value as of the date of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)	Salary includes commissions and accrued cash compensation. The salary paid to all key employees in 2015 and 2016 included commissions based on total quarterly sales.

Conversion of certain outstanding notes.

On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025. be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion. On May 3, 2011, BlastGard’s Board of Directors ratified, adopted and approved $100,000 in additional compensation to Michael J. Gordon as CEO, of which $50,000 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion and $50,000 issued in Common Stock at $.05 per share. On November 11, 2013, the Board of Directors approved the lowering the conversion price from $.05 per share to $.01 per share on these Notes. In January 2016, James F. Gordon converted $80,000 of his accrued salary into the Company’s Common Stock at a conversion price of $.01 per share. In January 2016, Michael J. Gordon converted his accrued salary of $160,000 into the Company’s Common Stock at a conversion price of $.01 per share. In January 2016, persons associated with Morse & Morse, PLLC converted an aggregate of $160,000 of the outstanding convertible notes at a conversion price of $.01 per share.

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

None of the outstanding common share purchase options or other equity-based awards granted to or held by any named executive officer in 2016 (except for the convertible notes described above) were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2016.

	Option Awards					Stock Awards
								Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
Name	Number of Securities Under- lying Unexer- cised Options(#) Exercis-able	Number of Securities Underlying Unexercised Options(#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exer-cise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael Bundy	10,000,000	0	0	$0.01	11/11/2023	2,000,000	0	0	0
	10,000,000	0	0	$.009	08/30/2025	3,750,000	0	0	0

Michael Gordon	500,000	0	0	$0.01	03/24/2019	0	0	0	0
	10,000,000	0	0	$0.01	11/11/2023	2,000,000	0	0	0
	750,000	0	0	$0.01	03/09/2020	0	0	0
	10,000,000	0	0	$.009	08/30/2025	3,750,000	0	0	0

Chad Wright	5,000,000	0	0	$0.01	11/11/2023	1,000,000	0	0	0
	5,000,000	0	0	$.009	08/30/2025	1,875,000	0	0	0

Employment Agreements

Effective May 1, 2011, the Company entered into an employment agreement with Michael Bundy with base monthly salary of $7,500 which increased to $9,583.33 per month in December 2011 and to $10,416.67 per month in January 2013. Mr. Bundy’s agreement terminated on December 31, 2015 and said agreement automatically renews for an additional one year period, unless either party terminates the renewal on or before November 1st of each year. Mr. Gordon has convertible notes outstanding in the principal amount of $180,000 which are convertible at $.01 per share. These notes represent accrued salaries and unpaid bonuses from prior years’ unpaid compensation. See “Item 13.”

On September 1, 2015, the Company entered into one-year employment agreements with Michael Gordon, its Chief Executive Officer, and Michael Bundy, its President and Chief Operating Officer. Each agreement automatically renews after the expiration of the initial term (and yearly thereafter) for a period of one year unless either party gives the other party written notice, at least 90 days prior to the end of the then existing term that the employment is to terminate. Messrs. Gordon and Bundy receive an annual salary of $125,000 plus a 1.2% quarterly bonus on HighCom sales. Each officer also received options to purchase 10 million shares of the Company’s Common Stock exercisable at $.009 per share from the date of vesting over a period of up to ten years. Of the 10 million options, 5 million are immediately vested and the balance of the options vest over a period of four additional years. Messrs. Gordon’s and Bundy’s employment agreements can be terminated without cause only by giving 90 days prior notice as described above. If terminated without cause, employee is entitled to full compensation during the instant, pending term. In the event employee is terminated for cause as defined in the agreement or due to the death of the employee, such employee will be paid his compensation through the termination date of his employment. Messrs. Gordon and Bundy are bound by an agreement not to compete during the term of their employment agreement and for a period of one year after the expiration of their respective employment agreements.

On September 1, 2015, the Company entered into an employment agreement with Chad Wright to serve as the Company’s Vice President of Manufacturing and Distribution. Mr. Wright’s agreement is for a term of one year and automatically renews after the expiration of the initial term (and yearly thereafter) for a period of one year unless either party gives the other party written notice, at least 90 days prior to the end of the then existing term that the employment is to terminate. Mr. Wright receives an annual salary of $63,000 plus a .06% quarterly bonus on HighCom sales. In May 2016, Mr. Wright’s salary was increased to an annual salary of $87,000. Mr. Wright received options to purchase 5 million shares of the Company’s Stock exercisable at $.009 per share from the date of vesting over a period of up to ten years. Of the 5 million options, 2.5 million are immediately vested and the balance of the options vest over a period of four additional years. Mr. Wright’s employment agreement can be terminated without cause only by giving 90 days prior notice as described above. If terminated without cause, employee is entitled to full compensation during the instant, pending term. In the event employee is terminated for cause as defined in the agreement or due to the death of the employee, such employee will be paid his compensation through the termination date of his employment. Mr. Wright is bound by an agreement not to compete during the term of his employment agreement and for a period of one year after the expiration of his employment agreement.

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION

Consulting Agreement with Paul Sparkes

On September 1, 2015, the Company entered into a consulting agreement with Paul Sparkes who agreed to serve as the Company’s non-executive Chairman of the Board of the Company. Mr. Sparkes shall receive compensation at a pre-determined hourly rate. Such compensation shall be paid in common stock, warrants, options or other securities as the parties may agree in writing. The term of the consulting agreement is for a term of one year and shall automatically renew on an annual basis unless either party provides written notice of intent to terminate the agreement no less than 30 days prior to the anniversary date of the execution of the agreement. Mr. Sparkes received options to purchase 1,500,000 shares of the Company’s Common Stock, all of which are immediately vested and are exercisable at $.009 per share over a term of up to three years. Mr. Sparke’s consulting agreement provides for indemnification and an agreement not to compete during the term of the consulting agreement and for a period of three years after the expiration of the consulting agreement.

Compensation

In fiscal 2015 and 2016, no cash compensation was paid to directors of the Company. Mr. Sparkes entered into a consulting agreement as described above. Options of the Company were granted to various board members in connection with their services to the Company. As of March 9, 2017, the Company has outstanding options to purchase 60,500,000 shares at prices ranging from $.009 per share to $.01 per share, of which 10,500,000 are outside the 2005 Plan. Michael Bundy owns options to purchase 20,000,000 shares. Michael J. Gordon owns options to purchase 21,250,000 shares, of which 10,500,000 are outside the 2005 Plan. Our independent directors: Paul Henry, Keith Brill and Solomon Mayer, each own options to purchase 1,250,000 shares; and Paul Sparkes has an option to purchase 1,500,000 shares. All other options outstanding were granted to persons who are not existing officers and directors of the Company.

Summary of Director Compensation for 2016

The following table shows the overall compensation earned for the 2016 fiscal year with respect to each non-employee and non-executive director as of December 31, 2016.

Name and Principal Position	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Henry Director		$0	0	$	______	0	0	0	$	____
Keith Brill Director		$0	0	$	______	0	0	0	$	____
Solomon Meyer Director		$0	0	$	______	0	0	0	$	____
Paul Sparkes	$
Director		$0	0			0	0	0	$
Andrew Griffith		$0	0		$0	0	0	0		$0
David Frum		$0	0		$0	0	0	0		$0

(1)	No options and restricted stock awards were presented in this table. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal years for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

Awards

To date, no options to purchase common shares have been exercised under the 2005 Plan. The 2005 Plan expired on November 30, 2015 and no awards may be granted after that date. No further individuals will receive future awards under the 2005 Plan. As of March 9, 2017, the Company has outstanding options to purchase 60,500,000 shares at prices ranging from $.009 per share to $.01 per share, of which 10,500,000 are outside the 2005 Plan. Michael Bundy owns options to purchase 20,000,000 shares. Michael J. Gordon owns options to purchase 21,250,000 shares, of which 10,500,000 are outside the 2005 Plan. Our independent directors: Paul Henry, Keith Brill and Solomon Mayer, each own options to purchase 1,250,000 shares; and Paul Sparkes has an option to purchase 1,500,000 shares. All other options outstanding were granted to persons who are not existing officers and directors of the Company. As of December 31, 2016, the Company’s Common Stock had a closing sales price of $.01 per share. Accordingly, none of the Company’s outstanding options were in the money.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 9, 2017 by our executive officers and directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage Outstanding (2)
Michael Bundy (3)	20,000,000	5.2%
Michael J. Gordon (4)	37,250,000	9.6%
Chad Wright (5)	10,000,000	2.6%
Paul Henry (8)	1,673,500	*
Paul Sparkes (7)	1,500,000	*
Solomon Mayer (6)	1,250,000	*
Keith Brill (6)	1,250,000	*
Includes all officers and directors as a group (seven persons) (9)	72,173,500	17.0%
Alpha Capital Anstalt Pradafant 7 Furstentums 9490 Vaduz, Liechtenstein	32,229,356	8.8%
8464081 Canada Inc. (10)	242,330,155	59.3%

*	Represents less than 1% of the outstanding shares of Common Stock.

(1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BlastGard® International, Inc. at 2451 McMullen Booth Road, Ste., 212, Clearwater, FL 33759.

(2)	Based upon 366,976,178 shares of Common Stock outstanding as of March 9, 2017, plus the amount of shares each person or group has the right to acquire under options, warrants, rights, conversion privileges, or similar obligations.

(3)	Includes options to purchase 20,000,000 shares of common stock.

(4)	Includes options to purchase 21,250,000 shares of common stock.

(5)	Includes options to purchase 10,000,000 shares

(6)	Includes options to purchase 1,250,000 shares.

(7)	Includes options to purchase 1,500,000 shares

(8)	Includes 280,000 shares owned by Mr. Henry, 143,500 shares owned by his wife and options to purchase 1,250,000 shares.

(9)	Includes options to purchase 57,750,000 shares.

(10)	8464081 Canada owns 200,528,362 shares and warrants to purchase 41,801,793 shares.

We do not know of any arrangement or pledge of its securities by persons now considered in control of us that might result in a further change of control of us.

Equity Compensation Plan Information

The following summary information is as of March 9, 2017 and relates to our 2005 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)

Equity compensation Plans (1)	50,000,000	(2)	-0-

(1)	Our Plan has not been approved by stockholders.

(2)	Exercise prices of options range from $.009 per share to $.01 per share.

Item 13. Certain Relationships, Related Transactions and Director Independence

During the last two fiscal years ended December 31, 2016, we entered into the following transactions in which our current officers and directors had a material interest, exclusive of employment contacts and compensation described under Item 11 of this Form 10-K.

(i) During the year ended December 31, 2015, the Company relied on a $100,000 credit line for operations during 2015, which was secured by a personal guarantee of its Chief Financial Officer. As of December 31, 2015, the line of credit was paid off in full.

(ii) On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion. On November 11, 2013, the Board of Directors approved the lowering the conversion price from $.05 per share to $.01 per share on these Notes. In January 2016, $300,000 of the aforementioned convertible debentures were converted in 30,000,000 shares of the Company’s common stock and the balance paid out in cash.

Background of Secured Financings of BlastGard and Conversion into Common Stock

On April 4, 2013, Alpha Capital Anstalt, closed on an agreement dated March 21, 2013 (the “Purchase and Exchange Agreement”) with 8464081 Canada Inc. (the “Purchaser”) to sell to the Purchaser and its assignees the Company’s Debt in the principal amount, including accrued interest thereon, of $1,267,770. (which excludes $182,000 of the principal due on this note that was maintained by Alpha Capital) owned by it plus warrants to purchase 104,333,335 shares (exercisable at $0.01 per share). On April 23, 2013, the aforementioned secured note holders converted their debt in the principal amount of approximately $1.451 million including accrued interest thereon into 161,269,410 shares of common stock at a conversion price of $.009 per share. Of the 161,269,410 shares, 132,426,499 shares were issued to 8464081 Canada Inc., 20,222,222 shares were issued to Alpha Capital Anstalt and 8,620,689 shares were issued to Laurentian Bank Securities ITF Robocheyne Consulting Ltd. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act of 1933, as amended.

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

This transaction resulted in the Purchaser, namely, 8464081 Canada Inc., acquiring control of the Company through its acquisition of Warrants to purchase 104,333,335 shares of Common Stock and its acquisition of secured debt in the principal amount of $1,267,770., which together with accrued interest thereon, was convertible at $.009 per share. The Purchaser paid Seller approximately $1.82 million to acquire control of the Company.

Exercise of Warrants/Reduction of Debt

In September 2014, BlastGard issued to 8464081 Canada Inc. 33,608,200 shares of common stock for exercise of warrants valued at $302,479. Exemption from registration is claimed under Section 4(2) of the Securities Act.

The Company owed approximately $435,376. to Fifth Third Bank which was personally guaranteed by the former CEO of HighCom. In 2013, 8464081 Canada Inc. purchased the Company’s note from Fifth Third Bank and took an assignment of the civil judgment on the note entered into against both HighCom and its former CEO. The indebtedness was reduced to a civil judgment by the bank in the Ohio state court system. The net proceeds of the September 2014 warrant exercise described in the preceding paragraph were utilized to release the Company from its obligations under the note.

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

Purchase of HighCom Security Inc.

As previously reported, on January 25, 2011, BlastGard International, Inc. (“BlastGard”) entered into a binding Letter of Intent (“LOI”) with HighCom Security, Inc. (“HighCom”) under which BlastGard will acquire 98.2% of the common stock of HighCom from the stockholders of HighCom, none of whom are affiliates of BlastGard. HighCom was a worldwide security equipment provider based in San Francisco, California. HighCom designed, manufactured and distributed a unique range of security products and personal protective gear. BlastGard and HighCom agreed to consummate a Stock Purchase Agreement, subject to the approval of all necessary parties, agencies or regulatory organizations. As of the signing of the agreement, BlastGard immediately assumed the operations of HighCom and started to provide financing for the operations while a definitive agreement was drawn up over the next 90 days.

As stated above, the LOI contemplated several closing conditions and the closing in escrow with a possible of rescission if the State Department does not reinstate HighCom’s export license. On March 4, 2011, among other changes the LOI was amended as follows: 1) the LOI constitutes the definitive stock purchase agreement; 2) BlastGard issued 9,820,666 shares of its Common Stock and promissory notes totaling $196,400 to Robert Rimberg as trustee for an Irrevocable Trust FBO and Yochi Cohen and his wife, Yocheved Cohen–Charash (the “Trust”) in exchange for 1,150 shares of the outstanding 1,171 shares of HighCom Common Stock, equivalent to 98.2% of the outstanding shares; 3) the parties agree to waive all closing conditions, escrow provisions and right of rescission; and 4) BGI agreed for a period of 30 days to offer to purchase Ron Peled 21 shares of HighCom from him or his transferee at a cost of 179,934 shares of BGI Common Stock and in exchange for promissory notes totaling $3,600, with terms identical to those received by the Trust plus 1.8% of the Earn-out provisions contained in the LOI.

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

Board Members Who Are Deemed Independent

Our board of directors has determined that Paul Sparkes, David Frum, Andrew Griffith, Paul Henry, Keith Brill, and Solomon Mayer are each an “independent director.” See “Audit Committee” under” Item 10” regarding the definition of an “independent director.”

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

2016	$48,000
2015	$24,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016	$-
2015	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$-
2015	$-

(4) All Other Fees

None.

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Part IV

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

BLASTGARD® INTERNATIONAL, INC.
Dated:	March 31, 2017

		By:	/s/ Michael J. Gordon
Michael J. Gordon
Principal Executive and Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 31, 2017	By:	/s/ Solomon Mayer
Solomon Mayer
Director

Dated:	March 31, 2017	By:	/s/ Michael J. Gordon
Michael J. Gordon
Director, Principal Executive and Principal Financial and Accounting Officer

Dated:	March 31, 2017	By:	/s/ Paul Henry
Paul Henry
Director

Dated:	March 31, 2017	By:	/s/ Keith Brill
Keith Brill
Director

Dated:	March 31, 2017	By:	/s/ Paul Sparkes
Paul Sparkes
Chairman of the Board

Dated:	March 31, 2017	By:	/s/ David Frum
David Frum
Director

Dated:	March 31, 2017	By:	/s/ Andrew Griffith
Andrew Griffith
Director

