Form 10-Q
period 2017-03-31
BLASTGARD INTERNATIONAL INC
filed 2017-05-22
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(March One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

2901 East 4th Avenue, Unit J, Columbus, Ohio 43219

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 2, 2017, the issuer had 366,976,178 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

BLASTGARD INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BLASTGARD INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Current assets
Cash	$599,222	$270,331
Accounts receivable	524,167	943,073
Inventory	1,910,796	1,931,083
Prepaid and other current assets	8,750	8,750
Total current assets	3,042,935	3,153,237

Property & equipment, net	177,351	189,002
Deferred tax asset - net	5,168,781	5,138,687
Intangible property, net	115,875	132,127
Goodwill	2,061,649	2,061,649
Deposits	10,254	10,254
Total Assets	$10,576,845	$10,684,956

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$573,668	$645,225
Accrued expenses	56,530	119,582
Customer deposits and deferred revenue	295,603	11,867
Current portion notes payable	34,701	241,752
Total current liabilities	960,502	1,018,426

Contingent liability	-	-
Notes payable, net of current portion	-	-
Total liabilities	960,502	1,018,426

Stockholders' Equity
Preferred Stock, 1,000 shares authorized; $.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized; 366,976,178 and 366,976,178 shares issued and outstanding respectively	366,976	366,976
Additional paid-in capital	18,221,122	18,221,122
Minority interest	34,711	35,019
Accumulated deficit	(9,006,466)	(8,956,587)
Total stockholders' equity	9,616,343	9,666,530

Total Liabilities and Stockholders' Equity	$10,576,845	$10,684,956

BLASTGARD INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016

Revenues	$1,147,069	$1,244,336
Direct costs	644,886	861,820
Gross Profit	502,183	382,516

Operating expenses:
General and administrative	532,677	388,848
Research and Development	11,532	8,156
Amortization and depreciation	32,381	18,636
Total operating expenses	576,590	415,640

Operating income (loss)	(74,407)	(33,124)

Non-operating activity
Gain (loss) on derivative liability	-	4,202
Gain on settlement of debt	-	300,200
Interest expenses	(5,874)	(31,311)
Total other income (expense)	(5,874)	273,091

Income before minority interest and income taxes	(80,281)	239,967

Minority interest (gain) loss	308	(5,415)
Income tax benefit (provision)	30,094	-

Net Income (Loss)	$(49,879)	$234,552

Earnings (loss) per share:
Basic	$0.00	$0.00
Dilutive	$0.00	$0.00

Weighted average shares outstanding
Basic	366,976,178	358,734,420
Dilutive	366,976,178	358,734,420

BLASTGARD INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2016 AND THE THREE MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders'
	Shares	Par	Capital	Interest	Deficit	Equity

Balances at December 31, 2015	336,976,178	$336,976	$17,791,640	$13,264	$(15,027,809)	$3,114,071

Stock issued as satisfaction of debt	30,000,000	30,000	270,000			300,000

Options issued for services			138,740			138,740

Settlement of derivative liability			20,742			20,742

Net Income				21,755	6,071,222	6,092,977

Balances at December 31, 2016	366,976,178	$366,976	$18,221,122	$35,019	$(8,956,587)	$9,666,530

Net Loss				(308)	(49,879)	(50,187)

Balances at March 31, 2017	366,976,178	$366,976	$18,221,122	$34,711	$(9,006,466)	$9,616,343

BLASTGARD INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(49,879)	$234,552
Adjustment to reconcile Net Income to net cash provided by operations:

Minority interest (gain) loss	(308)	5,415
Income tax benefit	(30,094)	-
Depreciation and amortization	32,381	18,636
Amortization of debt discount	-	29,293
Gain on settlement of debt	-	(300,200)
(Gain) loss on derivative	-	(4,202)
Changes in assets and liabilities:
Accounts receivable	418,906	829,510
Inventory	20,287	(204,169)
Accounts payable and accruals	(134,609)	(189,629)
Customer deposits	283,736	(64,708)
Net Cash (Used) Provided by Operating Activities	540,420	354,498

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,478)	(10,174)
Net Cash Used by Investing Activities	(4,478)	(10,174)

Cash Flows from Financing Activities:
Repayments of notes payable	(207,051)	(171,026)
Net Cash (Used) Provided by Financing Activities	(207,051)	(171,026)

Net increase in Cash	328,891	173,299
Cash at beginning of period	270,331	109,251
Cash at end of period	$599,222	$282,550

Supplemental cash flow information:
Interest paid	$5,874	$2,018
Taxes paid	$-	$-

BLASTGARD INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2017

(UNAUDITED)

(1) Basis of Presentation

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2016.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at March 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016 have been made.

These consolidated financial statements include the assets and liabilities of BlastGard International, Inc. and its subsidiaries as of March 31, 2017 and December 31, 2016. All material intercompany transactions have been eliminated.

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

The Company went public through a shell merger on January 31, 2004. On March 21, 2004, the Company changed its name to BlastGard International, Inc. On March 4, 2011, the Company completed the acquisition of HighCom Securities, Inc. and subsidiaries. The income of HighCom and subsidiaries is included from January 25, 2011, the date of the binding letter of intent. These consolidated financial statements include the assets, liabilities and activity of the following:

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

Business Segments

Although the Company accounts for its operations in two separate corporations, all of its business operations are associated with Security for Individuals and Property. BlastGard International, Inc. primarily provides for corporate administration, and only has incidental sales of an immaterial amount. HighCom sales represent in excess of 99% of total sales. Therefore, the Company has determined that all business operations should be aggregated together and not reported as separate operating segments.

Concentrations – Major Customers and Major Vendors

For the three months ended March 31, 2017, approximately 40% of the Company’s revenue was provided by three customers with the largest representing approximately 16%. The next two largest customers represented approximately 13% and 11%.

For the three months ended March 31, 2017, approximately 70% of inventory purchases was provided by five vendors, with the largest supplier representing approximately 34% of purchases. The next three largest suppliers provided approximately 10% of purchases each, with the last one representing approximately 6% of purchases.

Principles of Consolidation

These consolidated financial statements include the assets and liabilities of BlastGard International, Inc. and its subsidiaries as of March 31, 2017 and December 31, 2016.

All material intercompany transactions have been eliminated

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at March 31, 2017.

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

Research and Development

Research and development costs were expensed as incurred. Research and development costs totaled $11,532 and $8,156 for the three months ended March 31, 2017 and 2016 respectively.

Advertising

Advertising costs were expensed as incurred. Advertising costs of $8,002 and $13,059 were incurred during the three months ended March 31, 2017 and 2016, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2017, there were 46,125,000 vested common stock options outstanding, which were not included in the calculation of net loss per share-diluted because they were anti-dilutive. In addition, at March, 2017 the Company had 41,801,793 remaining warrants outstanding issued in connection with convertible promissory notes and stock sales that were also not included because they were anti-dilutive.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee's right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

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

	March 31, 2017	December 31, 2016
	(unaudited)

Raw materials	$524,774	$648,702
Work in process	306,763	240,849
Finished Goods	1,079,259	1,041,532

TOTAL	$1,910,796	$1,931,083

(3)	Property and Equipment, Net

Property and equipment are comprised of the following at March 31, 2017 and December 31, 2016

	March 31,2017	December 31, 2016
Equipment	$436,959	$429,417
Furniture	101,739	104,802
Moulds	45,060	45,060
Test Range	110,802	110,802

	694,560	690,081
Less accumulated depreciation	(517,209)	(501,079)

Property and equipment, net	$177,351	$189,002

Depreciation expense for the next five years ended March 31,
2018	$56,000
2019	46,956
2020	40,393
2021	23,403
2022	8,069

$174,821

Depreciation expense for the three months ended March 31, 2017 was $16,129.

(4)	Intangible Assets, Net

Intangible Assets are comprised of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Patents and Trademarks	$161,278	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	55,000	55,000

	796,278	796,278
Less accumulated amortization	(680,403)	(664,151)

Intangible assets, net	$115,875	$132,127

Amortization expense for the next five years ended March 31,
2018	$16,252
2019	16,252
2020	16,252
2021	12,585
2022	10,752

$72,093

Amortization expense for the three months ended March 31, 2017 was $16,252

(5) Notes Payable

Notes payable at March 31, 2017 and December 31, 2016 as detailed below, is summarized as follows:

	March 31, 2017 (unaudited)	December 31, 2016

Acquisition debt	30,000	30,000
Notes payable - equipment	4,701	11,752
Note payable - individual	-	200,000
	34,701	241,752
Less current maturities	(34,701)	(241,752)
	$-	$-

Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Security Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs. These acquisition notes have the following balances at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Acquisition note for the purchase of Acer product designs, original amount $30,000, no interest	30,000	30,000

	30,000	30,000
Less: current maturities	(30,000)	(30,000)
	$-	$-

Note payable – Equipment

The Company financed the acquisition of certain equipment through a promissory note. The note is payable in monthly installments of $2,350, is non-interest bearing, and has a maturity date of May 17, 2017. The note is secured by equipment. As of March 31, 2017, the balance of this note was $4,701. Interest has not been imputed on this balance as management has deemed it to be immaterial.

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

In 2013, in connection with 8464091 Canada Inc. acquiring over majority control of the Company’s Common Stock from a former affiliated third party, the Company agreed that the Canadian corporation has the right to nominate and appoint to the Board at least 50% of the Board members. Pursuant to this right, 8464091 Canada has nominated and the Board has appointed to the Board four members, which include, Paul Sparkes, Craig Campbell, Andrew Griffith and David Frum. Also, the Canadian corporation has the right to participate in future financings up to its pro rata share of Common Stock of the Company. Mr. Campbell resigned from the Board in November 2016.

(6) Shareholders’ Equity

Preferred stock

The Company was authorized to issue 1,000 shares of $.001 par value preferred stock. The Company may divide and issue the Preferred Shares in series. Each Series, when issued, shall be designated to distinguish them from the shares of all other series. The relative rights and preferences of these series include preference of dividends, redemption terms and conditions, amount payable upon shares of voluntary or involuntary liquidation, terms and condition of conversion as well as voting powers. None of our preferred stock are outstanding.

Common stock issuances

In January 2016, the Company issued 30,000,000 common shares in a debt conversion in the amount of $300,000.

366,976,178 shares were issued and outstanding at March 31, 2017.

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

At March 31, 2017 and December 31, 2016, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future

The following table represents stock option activity as of and for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2017	60,500,000	$ 0.01.	8.9 years	-
Granted	-	$0.01	5.0 years	-
Exercised	-	-
Forfeited/expired/cancelled	-
Options Outstanding – March 31, 2016	60,500,000	$0.01	6.3 years	$-
Outstanding Exercisable – January 1, 2017	46,125,000	$0.01	7.9 years	$-
Outstanding Exercisable – March 31, 2017	46,125,000	$0.01	6.4 years	$-

The total grant date fair value of options vested during the three months ended March 31, 2017 and 2016 was $0 and $84,858 respectively.

The following table represents stock warrant activity as of and for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2017	41,801,793	$ 0.009.	2.9 years	$-
Granted	-
Exercised	-	-
Forfeited/expired/cancelled	-
Warrants Outstanding – March 31, 2017	41,801,793	$0.009	2.9 years	$-
Outstanding Exercisable – January 1, 2017	41,801,793	$0.009	2.9 years	$-
Outstanding Exercisable – March 31, 2017	41,801,793	$0.009	2.9 years	$-

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

As of December 31, 2016, based on all the available evidence, management determined that it is more likely than not its deferred tax assets will be fully realized. Accordingly, the valuation allowance was reversed in full and $5,138,687 was recognized as a deferred tax asset at December 31, 2016 with a corresponding income tax benefit also being recognized for the year ended December 31, 2016. During the quarter ended March 31, 2017, the Company incurred a net loss, which created an increase in its deferred tax asset with and a corresponding income tax benefit in the amount of $30,094.

(8) Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2017, the Company had no funds in excess of the FDIC insurance limits.

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

Rent expense for the three months ended March 31, 2017 and 2016 was approximately $30,791 and $32,746, respectively.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue. At March 31, 2017, the Company was in arrears on the final twelve monthly payments on the settlement.

(10) Material Agreements and Transactions

On November 11, 2013, the Board of Directors approved the following transactions: (i) the issuance of 2,000,000 shares to corporate counsel; and pursuant to his position as chairman of the Company’s advisory board an option to purchase 2,000,000 shares of Common Stock which vested on January 1, 2014 and an option to purchase 2,000,000 shares which will vest on January 1, 2015, exercisable at $.009 per share so long as Mr. Keifner is still serving as chairman of the Company’s advisory board on the vesting date. In his capacity, Mr. Kiefner will serve as a lasison between the Company and its principal shareholder, to attend meetings of the Company’s board of directors, to meet with the Company’s officers on a regular basis and provide corporate counsel; (ii) lowering the conversion price from $.05 per share to $.01 per share of certain notes described in Note6 in the Notes to Financial Statements; and (iii) granting options to purchase an aggregate of 25,000,000 shares of Common Stock to Michael J. Gordon, Michael L. Bundy and Chad Wright with options exercisable at $.01 per share from the vesting date through the expiration date of said options. These options have cliff vesting where they are exercisable over a period of time, but they can become immediately vested in the event certain revenue goals are achieved. In the event the Company achieves $10 million in sales in a calendar year, 25% of the total options will automatically vest. An additional 25% will vest when the Company achieves $20 million in sales in a calendar year and 50% of the total options granted will automatically vest when the Company achieves $30 million in sales in a calendar year.

(11) Subsequent Events

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

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended December 31, 2016. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company’s actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2017, have been included.

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

A description of each company can be located in our form 10-K for the fiscal year ended December 31, 2016. We believe that the products of the two companies have a certain synergy and that BlastGard International is poised to be a full-service provider for defensive and protective product needs. The term “the Company” shall include BlastGard and HighCom unless the context indicates otherwise. For a description of certain background on HighCom, reference is made to our Form 10-K for the fiscal year ended December 31, 2016.

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

Results of Operations

For the quarter ended March 31, 2017, we recognized revenues of $1,147,069 as compared to $1,244,336 for the comparable period of the prior year. During the quarter ended March 31, 2017, revenues included $10,027 from the sales of our proprietary BlastWrap product. The Company expects to continue growth through the addition of new distributors and from increased demand for personal body armor for both domestic and international markets.

For the quarter ended March 31, 2017, gross profit was $502,183 as compared to a gross profit of $382,516 for the comparable period of the prior year. This increase in gross profit is due to increases in pricing and reduced cost or materials.

During the quarter ended March 31, 2016, the Company’s operating costs were $576,590 as compared to $415,640 for the quarter ended March 31, 2016, and did not include any stock based compensation for the quarters ended March 31, 2017 and 2016.  This increase in operating expenses in primarily due to increases in employee costs and professional services.

During the quarter ended March 31, 2017, the Company had a net loss of $(49,879), which included an income tax benefit of $30,094, as compared to a net income from the comparable period of the prior year of $234,552. During the quarter ended March 31, 2017, the Company incurred interest expense of $5,874 as compared to $31,311 for the quarter ended March 31, 2016.

Backlog of Sales

As of March 31, 2017, the Company had a backlog of sales, all of which are expected to be delivered in the second and third quarter of 2017. Management is optimistic that additional sales of the Company’s HighCom products will continue in the second quarter and in future operating periods as the Company has bid on numerous sizeable contracts.

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

In 2015, HighCom completed several new NIJ 0101.06 certifications. Our new hard armor products include: our new 4S17M economical Level IV stand alone in multi curve shapes; our new 3S11 lightweight all PE plate; our new 3S11M lightweight all PE multi curve plate; and our new AR1000 lightweight steel advanced plate. We also have products pending certification such as our Rifle Special Threat Plate for special operators in SWAT and high risk task forces; and our new Multi threat Level III and Level IV solution when Level IV is required with special threat and Level III performance. In 2016, we launched a new lightweight Level IV plate; a new multi-hit Level IV plate; a new series of ultra-lightweight helmet solutions; as well as several new soft armor solutions.

Manufactured products versus products supplied by third party vendors.

HighCom manufactures ballistic plates, ballistic shields, ballistic vests, ballistic helmets and blankets. HighCom’s hard and soft armor products are made under our brand name or a private label. Our ballistic helmets are assembled at the HighCom plant. On occasion, HighCom distributes the following products made by other manufacturers: metal detectors, x-ray machines, EOD kits and detection devices. In the future, we intend to manufacture PASGT (personal armored systems for ground troops) and ACH (advanced combat helmets) ballistic helmets. For a complete description of the HighCom product line, reference is made to our Form 10-K for the fiscal year ended December 31, 2016.

Liquidity and Capital Resources.

At March 31, 2017, we had cash of $599,222, a positive working capital of $2,082,433, an accumulated deficit of $(9,006,466) and shareholder’s equity of $9,616,343.

For the quarter ending March 31, 2017, net cash provided by operating activities was $540,420 primarily due to collections of accounts receivable and increases in customer deposits. During the three months ended March 31, 2017, we used cash in investing activities for purchase of property and equipment of $4,478. During the three months ended March 31, 2017, we used cash in our financing activities for repayment of notes payable of $207,051.

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

To date, we have relied on management’s ability to raise capital through equity private placement financings to fund our operations. We estimate that we will require between $1.0 million and $1.5 million in additional financing and cash flow from operations to support our operations and to meet our debt obligations as they become due and payable over the next 15 months of operations. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	For the three months ended March 31, 2017, we had no sales or issuances of unregistered securities,

(b)	Rule 463 of the Securities Act is not applicable to the Company.

(c)	In the three months ended March 31, 2017, there were no repurchases by the Company of its Common Stock.

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

BLASTGARD INTERNATIONAL, INC.

Dated: May 22, 2017	By:	/s/ Michael J. Gordon
Michael J. Gordon, Chief Executive and Chief Financial Officer

