Form 10-Q
period 2017-06-30
HighCom Global Security, Inc.
filed 2017-08-14
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

Commission file number: 000-53756

HIGHCOM GLOBAL SECURITY, INC.

(Formerly known as BlastGard International, Inc.)

(Exact name of small business issuer as specified in it charter)

Colorado	84-1506325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2901 East 4th Avenue, Unit J, Columbus, Ohio 43219

(Address of principal executive offices)

(727) 592-9400

(issuer’s telephone number)

BlastGard International, Inc., 2451 McMullen Booth Road, Suite 212, Clearwater, Florida 33759-1362

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2017, the issuer had 366,976,178 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

 HIGHCOM GLOBAL SECURITY, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Current assets
Cash	$203,981	$270,331
Accounts receivable	756,351	943,073
Inventory	1,774,746	1,931,083
Prepaid and other current assets	3,750	8,750
Total current assets	2,738,828	3,153,237

Property & equipment, net	178,782	189,002
Deferred tax asset - net	5,166,135	5,138,687
Intangible property, net	96,218	132,127
Goodwill	2,061,649	2,061,649
Deposits	10,254	10,254
Total Assets	$10,251,866	$10,684,956

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$556,353	$645,225
Accrued expenses	72,432	119,582
Customer deposits and deferred revenue	2,817	11,867
Current portion notes payable	-	241,752
Total current liabilities	631,602	1,018,426

Contingent liability	-	-
Total liabilities	631,602	1,018,426

Stockholders’ Equity
Preferred Stock, 1,000 shares authorized; $.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized; 366,976,178 shares issued and outstanding respectively	366,976	366,976
Additional paid-in capital	18,221,122	18,221,122
Minority interest	34,247	35,019
Accumulated deficit	(9,002,081)	(8,956,587)
Total stockholders’ equity	9,620,264	9,666,530

Total Liabilities and Stockholders’ Equity	$10,251,866	$10,684,956

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$1,571,443	$700,939	$2,718,512	$1,945,275
Direct costs	1,009,274	440,304	1,654,160	1,302,124
Gross Profit	562,169	260,635	1,064,352	643,151

Operating expenses:

General and administrative	577,828	380,109	1,110,505	768,957
Research and Development	44,047	6,158	55,579	14,313
Amortization and depreciation	36,052	18,701	68,433	37,337
Total operating expenses	657,927	404,968	1,234,517	820,607

Operating income (loss)	(95,758)	(144,333)	(170,165)	(177,456)

Non-operating activity
Gain (loss) on derivative liability	-	40,057	-	44,259
Gain on settlement of debt	102,325	-	102,325	300,200
Interest expenses	-	(31,638)	(5,874)	(62,949)
Total other income (expense)	102,325	8,419	96,451	281,510
Income(loss) before minority interest and income taxes	6,567	(135,914)	(73,714)	104,054

Minority interest (gain) loss	464	1,976	772	(3,439)
Income tax benefit (provision)	(2,646)	-	27,448	-

Net Income(loss)	$4,385	$(133,938)	$(45,494)	$100,615

Earnings (loss) per share:
Basic	$-	$-	$-	$-
Dilutive	$-	$-	$-	$-

Weighted average shares outstanding
Basic	366,976,178	366,976,178	366,976,178	362,855,299
Dilutive	411,480,570	366,976,178	366,976,178	366,002,762

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2016 AND THE SIX MONTHS ENDED JUNE 30, 2017

(UNAUDITED)

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders’
	Shares	Par	Capital	Interest	Deficit	Equity

Balances at December 31, 2015	336,976,178	$336,976	$17,791,640	$13,264	$(15,027,809)	$3,114,071

Stock issued as satisfaction of debt	30,000,000	30,000	270,000			300,000

Options issued for services			138,740			138,740

Settlement of derivative liability			20,742			20,742

Net Income				21,755	6,071,222	6,092,977

Balances at December 31, 2016	366,976,178	$366,976	$18,221,122	$35,019	$(8,956,587)	$9,666,530

Net Loss				(772)	(45,494)	(46,266)

Balances at June 30, 2017	366,976,178	$366,976	$18,221,122	$34,247	$(9,002,081)	$9,620,264

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(45,494)	$100,615
Adjustment to reconcile Net Income to net cash provided by operations:
Minority interest (gain) loss	(772)	3,439
Income tax benefit	(27,448)	-
Depreciation and amortization	68,433	37,337
Amortization of debt discount	-	58,586
Gain on settlement of debt	(102,325)	(300,200)
(Gain) loss on derivative	-	(44,259)
Changes in assets and liabilities:
Accounts receivable	186,722	743,370
Inventory	156,337	(348,994)
Prepaid expenses	5,000	-
Accounts payable and accruals	(63,697)	(86,650)
Customer deposits	(9,050)	(79,373)
Net Cash (Used) Provided by Operating Activities	167,706	83,871

Cash Flows from Investing Activities:
Purchase of property and equipment	(22,304)	(10,174)
Net Cash Used by Investing Activities	(22,304)	(10,174)

Cash Flows from Financing Activities:
Proceeds from notes payable	-	201,391
Repayments of notes payable	(211,752)	(297,711)
Net Cash (Used) Provided by Financing Activities	(211,752)	(96,320)

Net increase in Cash	(66,350)	(22,622)
Cash at beginning of period	270,331	109,251
Cash at end of period	$203,981	$86,629
Supplemental cash flow information:
Interest paid	$5,874	$4,363
Taxes paid	$-	$-

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and June 30, 2016 have been made.

These consolidated financial statements include the assets and liabilities of HighCom Global Security, Inc. and its subsidiaries as of June 30, 2017 and December 31, 2016. All material intercompany transactions have been eliminated.

HighCom Global Security, Inc. (the “Company”) went public through a shell merger on January 31, 2004, in which the Company acquired BlastGard Technologies, Inc. On March 21, 2004, the Company changed its name to BlastGard International, Inc. On March 4, 2011, the Company completed the acquisition of HighCom Securities, Inc. and subsidiaries. On June 28, 2017, the Company changed its name to HighCom Global Security, Inc. The income of HighCom Armor Solutions, Inc. and subsidiaries is included from January 25, 2011, the date of the binding letter of intent. These consolidated financial statements include the assets, liabilities and activity of the following:

BlastGard Technologies Inc. was a dormant Florida corporation from 2005 through June 2017 when the Company’s tangible and intangible assets relating to BlastWrap technology were transferred back into BlastGard Technologies, Inc. (“BTI”). BTI was incorporated on September 26, 2003 in the State of Florida, to design and market proprietary blast mitigation materials. The Company created, designs, develops and markets proprietary blast mitigation materials. BTI’s patented BlastWrap® technology effectively mitigates blast effects and suppresses post-blast fires. BTI sub-contracts the manufacturing of products to licensed and qualified production facilities.

HighCom Armor Solutions, Inc. HighCom Armor Solutions, Inc. (HighCom Armor), originally located in San Francisco California, is a global provider of security equipment and a leader in advanced ballistic armor manufacturing. HighCom Armor’s corporate office and manufacturing facility are located in Columbus, Ohio.

Business Segments

Although the Company accounts for its operations in two separate corporations, all of its business operations are associated with Security for Individuals and Property. HighCom Global Security, Inc. primarily provides for corporate administration. HighCom Armor sales represent in excess of 99% of total sales and BTI has incidental sales of an immaterial amount. The Company has determined that all business operations should be aggregated together and not reported as separate operating segments.

Concentrations – Major Customers and Major Vendors

For the six months ended June 30, 2017, approximately 50% of the Company’s revenue was provided by three customers with the largest representing approximately 31%. The next two largest customers represented approximately 10% and 9%.

For the six months ended June 30, 2017, approximately 66% of inventory purchases was provided by five vendors, with the two largest suppliers representing approximately 23% each of purchases. The next three largest suppliers provided approximately 6% to 7% of purchases each.

For the six months ended June 30, 2016, approximately 52% of the Company’s revenue was provided by two customers, one representing approximately 40% and the other approximately 12%.

For the six months ended June 30, 2016, approximately 82% of cost of sales was provided by five vendors, with the largest supplier representing approximately 41% of cost of sales. The next largest supplier provided approximately 21% of cost of sales, with the last three making up this customer group being at 10%, 7% and 3%.

Principles of Consolidation

These consolidated financial statements include the assets and liabilities of HighCom Global Security, Inc. and its subsidiaries as of June 30, 2017 and December 31, 2016.

All material intercompany transactions have been eliminated for periods presented.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at June 30, 2017.

Inventory

Inventory was stated at the lower of cost (first-in, first-out) or market. Market was generally considered to be net realizable value. Inventory consisted of materials used to manufacture the Company’s product and finished goods ready for sale.

Property and Equipment

Property and equipment are stated at cost. Depreciation was calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Expenditures for additions and improvements were capitalized, while repairs and maintenance costs were expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of were removed from the accounts and any gain or loss was recorded in the year of disposal.

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

Research and Development

Research and development costs were expensed as incurred. Research and development costs totaled $44,047 and $6,158 for the three months ended June 30, 2017 and 2016 respectively. Research and development costs totaled $55,579 and $14,313 for the six months ended June 30, 2017 and 2016, respectively.

Advertising

Advertising costs for trade shows and social media were expensed as incurred. Advertising costs of $21,109 and $26,552 were incurred during the six months ended June 30, 2017 and 2016, respectively.

Shipping and Freight Costs

The Company includes shipping costs in cost of goods sold

Gain on settlement of debt

The Company has recorded in other income, a gain on settlement of debt for the three months ended June 30, 2017 in the amount of $102,325. This amount includes $30,000 recorded as Acquisition Note Payable from a transaction originating in 2010, $67,593 recorded in Accounts Payable from a transaction originating in 2011, and $4,732 representing a 50% negotiated settlement of an amount included in Accounts Payable. The Company evaluated the two transactions form 2010 and 2011 pursuant to the Florida Statute of Limitations applicable to the circumstances of each, and has concluded that these amounts are time-barred in Florida, and should be taken into income.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2017, there were 46,125,000 vested common stock options outstanding, which were not included in the calculation of net loss per share-diluted because they were anti-dilutive. In addition, at June 30, 2017 the Company had 41,801,793 remaining warrants outstanding issued in connection with convertible promissory notes and stock sales that were also not included because they were anti-dilutive.

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

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required became effective after December 31, 2016 and has been evaluated accordingly. This did not have a material impact on our Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-1 1 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. This did not have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as non-current on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. This did not have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets ("lessees") to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee's right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee ("lessor") largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

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

	June 30, 2017	December 31, 2016
	(unaudited)

Raw materials	$600,019	$648,702
Work in process	322,699	240,849
Finished Goods	852,028	1,041,532

TOTAL	$1,774,746	$1,931,083

(3)	Property and Equipment, Net

Property and equipment are comprised of the following at June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
Equipment	$450,197	$429,417
Furniture	106,326	104,802
Moulds	45,060	45,060
Test Range	110,802	110,802

	712,385	690,081
Less accumulated depreciation	(533,603)	(501,079)

Property and equipment, net	$178,782	$189,002

Depreciation expense for the next five years ended June 30,

2018	$56,312
2019	48,629
2020	41,057
2021	22,224
2022	6,459

$174,681

Depreciation expense for the six months ended June 30, 2017 and 2016 was $32,524 and $29,211, respectively.

(4)	Intangible Assets, Net

Intangible Assets are comprised of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Patents and Trademarks	$145,749	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	-	55,000

	725,749	796,278
Less accumulated amortization	(629,531)	(664,151)

Intangible assets, net	$96,218	$132,127

Amortization expense for the next five years ended June 30,

2018	$9,717
2019	9,717
2020	9,717
2021	9,717
2022	9,717

$48,585

During the quarter ended June 30, 2017, the Company changed its estimate for the useful life of certain intangible assets accounted for as patents, trademarks and research and development costs. The net effect of these changes has been accounted for through amortization expense. Amortization expense for the six months ended June 30, 2017 and 2016 was $35,929 and $8,126, respectively.

(5)	Notes Payable

Notes payable at June 30, 2017 and December 31, 2016 as detailed below, is summarized as follows:

	June 30, 2017	December 31, 2016
	(unaudited)
Acquisition debt	-	30,000
Notes payable - equipment	-	11,752
Note payable - individual	-	200,000
	-	241,752
Less current maturities	-	(241,752)
	$-	$-

Acquisition Debt and Gain on Settlement

On March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs. The Company has determined that this entity no longer exists, and the statute of limitations pertaining to this debt, has expired. As a result, the Company has reported in other income, a gain on settlement of this debt in the amount of $30,000 for the three months ended June 30, 2017. These acquisition notes have the following balances at June 30, 2017 and December 31, 2016:

	June 30, 2016	December 31, 2016
	(unaudited)
Acquisition note for the purchase of Acer product designs, original amount $30,000, no interest	-	30,000

	-	30,000
Less: current maturities	-	(30,000)
	$-	$-

Note payable - Equipment

The Company financed the acquisition of certain equipment through a promissory note. The note is payable in monthly installments of $2,350, is non-interest bearing, and has a maturity date of May 17, 2017. The note is secured by equipment. As of June 30, 2017, the balance of this note was paid in full. Interest has not been imputed on this balance as management has deemed it to be immaterial.

Notes payable – Individuals

On November 4, 2016, the Company issued a demand promissory note to an individual in the amount of $200,000 at a rate of 18% per annum. Principal and accrued interest are payable no sooner than 60 days and no later than 90 days from issuance. This note was paid in full on January 7, 2017.

Line of Credit

On May 9, 2017, the Company secured a line of credit with Huntington National Bank in the amount of $500,000. This line of credit has no stipulated maturity date, and is payable on demand by the lender. If no demand is made, payments of all accrued and unpaid interest is payable monthly on the 15th of each month. Interest rate is variable, and to be determined at the time of advances on this line of credit. As of June 30, 2017, the Company has not used this facility, and there is no balance outstanding.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Canadian corporation has the right to nominate and appoint at least 50% of the Board Members.

In 2013, 8464091 Canada Inc. (“Canada”) acquired over majority control of the Company’s Common Stock from a former affiliated third party. On November 14, 2016, 2538093 Ontario Inc. (“Ontario”) acquired in a stock for stock exchange with Canada 200,528,362 shares of common stock of BlastGard and warrants to purchase 41,801,793 additional shares of common stock of BlastGard at an exercise price of $.009 per share. After the completion of this transaction, Ontario will have the beneficial ownership interest in 242,330,155 shares of common stock of BlastGard, representing 59.3% of the outstanding shares of BlastGard.

Other than the foregoing change in control, HighCom Global is not aware of any agreements or understandings which may result in any further change in control of HighCom Global. Prior to the change in control described herein, Canada, by agreement with HighCom Global, which rights have been assigned to Ontario, has the right to appoint a majority of the directors of HighCom Global and right of first refusal to participate in future financings. Currently, all five of the current directors of HighCom Global were appointed by Ontario.

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

Common stock issuances

In January 2016, the Company issued 30,000,000 common shares in a debt conversion in the amount of $300,000, bringing the total number of issued and outstanding shares at June 30, 2017 to 366,976,178 shares at June 30, 2017.

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

At June 30, 2017 and December 31, 2016, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

Historically Directors of the Company have not received any compensation. The Board on June 29, 2017, approved the following compensation as an annual retainer and per-meeting fee schedule regarding Directors: $20,000 annually for serving on the Board; $5,000 additional for serving on the Audit Committee; the Chairman of the Board to receive $30,000 as total compensation annually for said services; for telephonic meetings an additional $500; and for in-person meeting another $2,000. Each Director can elect Company stock in lieu of monetary compensation for the services as set forth above, however, no “strike price” has been established for the acceptance of stock in lieu of monetary compensation.

The following table represents stock option activity as of and for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2017	60,500,000	$ 0.01.	8.9 years	-
Granted	-	$0.01	5.0 years	-
Exercised	-	-
Forfeited/expired/cancelled	-
Options Outstanding – June 30, 2017	60,500,000	$0.01	6.3 years	$-
Outstanding Exercisable – January 1, 2017	46,125,000	$0.01	7.9 years	$-
Outstanding Exercisable – June 30, 2017	46,125,000	$0.01	6.4 years	$-

The total grant date fair value of options vested during the six months ended June 30, 2017 and 2016 was $0 and $0 respectively.

The following table represents stock warrant activity as of and for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2017	41,801,793	$ 0.009.	2.9 years	$-
Granted	-
Exercised	-	-
Forfeited/expired/cancelled	-
Warrants Outstanding – June 30, 2017	41,801,793	$0.009	2.9 years	$-
Outstanding Exercisable – January 1, 2017	41,801,793	$0.009	2.9 years	$-
Outstanding Exercisable – June 30, 2017	41,801,793	$0.009	2.9 years	$-

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

As of December 31, 2016, based on all the available evidence, management determined that it is more likely than not its deferred tax assets will be fully realized. Accordingly, the valuation allowance was reversed in full and $5,138,687 was recognized as a deferred tax asset at December 31, 2016 with a corresponding income tax benefit also being recognized for the year ended December 31, 2016. During the six months ended June 30, 2017, the Company incurred a net loss, which created an increase in its deferred tax asset with and a corresponding income tax benefit in the amount of $27,448.

(8)       Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2017, the Company had no funds in excess of the FDIC insurance limits.

(9)       Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Office Lease

We do not own any real estate properties. The corporate location for both HighCom Global and HighCom Armor is Columbus, OH. HighCom Armor secured the lease for both the office and the manufacturing plant in Columbus, Ohio. In February 2011, HighCom Armor entered into a six-month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH. In June 2012, HighCom Armor entered into a one-year lease agreement for approximately 16,200 square feet of office and warehouse space in Columbus, OH. In June 2013, HighCom Armor entered into a three-year lease agreement for approximately 24,160 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease was $6,967 per month through August 2016. In October 2015, HighCom Armor entered into a three-year lease agreement for approximately 32,155 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease was $9,863 per month on a month to month basis through June 2016 and is now $9,734 per month through October 2018. Two satellite offices are maintained in Florida and Colorado for additional sales support.

Rent expense for the six months ended June 30, 2017 and 2016 was approximately $64,256 and $63,133, respectively.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby BlastGard obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by BlastGard for BlastGard’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by BlastGard). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue. At June 30, 2017, the Company was in arrears on the final twelve-monthly payments on the settlement.

(10)       Material Agreements and Transactions

On November 11, 2013, the Board of Directors approved the following transactions: (i) the issuance of 2,000,000 shares to corporate counsel; and pursuant to his position as chairman of the Company’s advisory board an option to purchase 2,000,000 shares of Common Stock which vested on January 1, 2014 and an option to purchase 2,000,000 shares which vested on January 1, 2015, exercisable at $.009 per share. Mr. Kiefner serves as the Company’s corporate counsel; (ii) lowering the conversion price from $.05 per share to $.01 per share of certain notes described in Note 5 in the Notes to Financial Statements; and (iii) granting options to purchase an aggregate of 25,000,000 shares of Common Stock to Michael J. Gordon, Michael L. Bundy and Chad Wright with options exercisable at $.01 per share from the vesting date through the expiration date of said options. These options have cliff vesting where they are exercisable over a period of time, but they can become immediately vested in the event certain revenue goals are achieved. In the event the Company achieves $10 million in sales in a calendar year, 25% of the total options will automatically vest. An additional 25% will vest when the Company achieves $20 million in sales in a calendar year and 50% of the total options granted will automatically vest when the Company achieves $30 million in sales in a calendar year.

(11)       Change in Directors and Management

An Annual Meeting of Shareholders was held on June 28, 2017 as described under Item 5.07 of the Form 8-K and in a definitive Proxy Statement which was filed with the Securities and Exchange Commission. Paul Sparkes was re-elected to the Board of Directors and continues to serve as Chairman of the Board. Craig Campbell, Curt Cronin, Andrew Blott and Bill Buckley were also elected to the Board as anticipated by the Proxy Statement.

On June 29, 2017, the Board of Directors elected Craig Campbell as Chief Executive Officer, Francis Michaud as Chief Financial Officer, and Greg Sullivan as Chief Commercial Officer. Their biographical information is set forth in the definitive Proxy Statement filed with the Securities and Exchange Commission on May 31, 2017 and incorporated by reference herein. The Proxy Statement also describes the compensation that is paid to an affiliate of Mr. Campbell, namely, Resilience Capital, Inc. Resilience will continue to receive an annual fee of $250,000 payable in equal monthly installments. As for the other executive officers named above, none of them currently have employment agreements and are considered employees at will.

Michael Gordon, former CEO and a director of the Company, is now serving as Chief Executive Officer of the Company’s wholly-owned subsidiaries, HighCom Armor and BTI. Likewise, Michael Bundy and Chad Aaron Wright, former Chief Operating Officer and Vice President of the Company, respectively, are also now serving in identical positions in the Company’s HighCom wholly-owned subsidiary. Each of these officers will continue to receive their compensation pursuant to their existing employment agreements through August 31, 2017, which will be renewed.

The Annual Meeting of Shareholders held on June 28, 2017 also approved of the following amendments: 1) to file an amendment to the Company’s Articles of lncorporation to change the name of the corporation from BlastGard International, Inc. to “HighCom Global Security, Inc.”; 2) approval to grant the Board of Directors discretionary authority to amend the Company’s Articles of lncorporation (the “RS Amendment”) to effectuate a Reverse Stock split of the Company’s Common Stock, $.001 par value, by a ratio of no more than one-for-100 with such ratio to be determined by the sole discretion of the Board (the “Reverse Split”), with a decrease in the number of authorized shares of Common Stock to l00,000,000 and with such Reverse split and change in authorized number of common shares to be effective at such time and date, if at all, as determined by the Board in its sole discretion (the “Reverse Split Proposal”); 3) to file an Amendment to the Articles of Incorporation to permit the Company to hold meetings by action without a meeting in accordance with Section 7-107-104 (1)(b) of Title 7 of the Colorado Revised Statutes in order to permit the shareholders holding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all of the shares entitled to vote thereon were present and voted consent to such action in writing; 4) approval to transfer all the Company’s tangible and intangible assets, which exclude any HighCom assets, from HighCom Global Security, Inc. to its wholly-owned Florida subsidiary, BlastGard Technologies, Inc.; 5) approval to file an amendment to its Articles of Incorporation in the State of California to change HighCom Security, Inc’s name to “HighCom Armor Solutions, Inc.”; and 6) approval to ratify, adopt and approve a 2017 Employee Benefit and Consulting Services Compensation Plan covering a maximum of up to 10,000,000 post-split shares of Common Stock, which Plan will not be established until the discretionary stock split is approved by the Board.

(12) Subsequent Events

On August 3, 2017, the Company’s name and stock symbol was officially changed on the OTC to HighCom Global Security, Inc. and the new stock symbol is HCGS.

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

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended December 31, 2016. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company’s actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended June 30, 2017, have been included.

Summary.

HighCom Global Security, Inc. is in the business of providing protection for individuals and property. The Company owns 100% of BTI which developed and has been marketing BlastWrap products to protect people and property against explosive forces. The Company owns 98.2% of HighCom Security, Inc. (“HighCom”) which provides a wide range of security and personal protective gear. Our protective gear includes shields, helmets, vests and plates which provide police and military with the protective gear they need to do their jobs.

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

Results of Operations

The following information represents our results of operations for the three and six months ended June 30, 2017:

For the three months ended June 30, 2017, we recognized revenues of $1,571,443 as compared to $700,939 for the comparable period of the prior year. For the six months ended June 30, 2017, we recognized revenues of $2,718,512 as compared to $1,945,275 for the comparable period of the prior year. The Company expects to continue growth through the addition of new distributors and from increased demand for personal body armor for both domestic and international markets.

For the three months ended June 30, 2017, gross profit was $562,169 as compared to a gross profit of $260,635 for the comparable period of the prior year. For the six months ended June 30, 2017, gross profit was $1,064,352 as compared to $643,151 for the comparable period of the prior year. The increased gross profit is due to increased sales.

For the three months ended June 30, 2017, the Company’s operating expenses were $657,927 as compared to $404,968 for the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company’s operating expenses were $1,234,517 as compared to $820,607 for the six months ended June 30, 2016. The operating expenses did not include any stock based compensation for the three and six months ended June 30, 2017 and 2016. The increased operating expenses were due to increased sales.

During the quarter ended June 30, 2017, total other income was $102,325. This amount represents gains on settlement of debt. During the six months ended June 30, 2017, total other income was $96,451, consisting of the $102,325 gain on settlement of debt, offset by interest expense of $5,874.

During the quarter ended June 30, 2016, total other income was $8,419. This included a gain on derivative liability in the amount of $40,057, offset by interest expense of $31,638. During the six months ended June 30, 2016, total other income was $281,510. This included gain on settlement of debt in the amount of $300,200, gain on derivative liability of $44,259, offset by interest expense of $62,949.

During the quarter ended June 30, 2017, the Company had a net income of $4,385, which included a provision for income tax of $2,646, as compared to a net loss for the comparable period of the prior year of $133,938. During the six months ended June 30, 2017, the Company had a net loss of $45,494, which included an income tax benefit of $27,448, as compared to a net income for the comparable period of the prior year of $ 100,615.

Backlog of Sales

As of June 30, 2017, the Company had a backlog of sales of $400,000, all of which were delivered in July 2017. Management is optimistic that additional sales of the Company’s HighCom products will continue in the third quarter and in future operating periods as the Company has bid on numerous sizeable contracts.

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

In 2015, HighCom completed several new NIJ 0101.06 certifications. Our new hard armor products include: our new 4S17M economical Level IV stand alone in multi curve shapes; our new 3S11 lightweight all PE plate; our new 3S11M lightweight all PE multi curve plate; and our new AR1000 lightweight steel advanced plate. We also have products pending certification such as our Rifle Special Threat Plate for special operators in SWAT and high-risk task forces; and our new Multi threat Level III and Level IV solution when Level IV is required with special threat and Level III performance. In 2016, we launched a new lightweight Level IV plate; a new multi-hit Level IV plate; a new series of ultra-lightweight helmet solutions; as well as several new soft armor solutions.

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

Liquidity and Capital Resources.

At June 30, 2017, we had cash of $203,981, a positive working capital of $2,107,226, an accumulated deficit of $(9,002,081) and shareholder’s equity of $9,620,264.

For the six months ended June 30, 2017, net cash provided by operating activities was $167,706 primarily due to collections of accounts receivable and reductions in inventory. During the six months ended June 30, 2017, we used cash in investing activities for purchase of property and equipment of $22,304. During the six months ended June 30, 2017, we used cash in our financing activities for repayment of notes payable of $211,752.

For the six months ended June 30, 2016, net cash provided by operating activities was $83,871 primarily due to our net income of $100,615, adjusted by a gain on derivative liability, a large gain on settlement of debt, amortization and depreciation, a large increase in inventory offset by a large decrease in our accounts receivable. During the six months ended June 30, 2016, we used cash in investing activities for purchase of assets of $10,174. During the six months ended June 30, 2016, we used cash in our financing activities of $96,320.

Since 2016, we benefited from financial resources being provided from operations rather than from additional borrowings. We anticipate that future liquidity requirements will arise to finance our operations, accounts receivable and inventories, and for the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations. If needed, the Company may also raise additional capital through equity and debt financing, including a $500,000 credit line secured by HighCom Armor with Huntington Bank in Columbus, Ohio. We can provide no assurances that cash generated from operations will occur or additional financing beyond the $500,000 credit line will be obtained on terms satisfactory to us, if at all.

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2017, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short-term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level at the end of our most recent quarter. As part of the Company’s efforts to improve its controls and procedures, management is in the process of establishing an accounting department that will effectively address such matters as risk assessment, segregation of duties, and the reviewing and documentation of all processes.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 1A.	Risk Factors

As a Smaller Reporting Company, as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	For the six months ended June 30, 2017, we had no sales or issuances of unregistered securities,

(b)	Rule 463 of the Securities Act is not applicable to the Company.

(c)	In the six months ended June 30, 2017, there were no repurchases by the Company of its Common Stock.

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

HIGHCOM GLOBAL SECURITY, INC.

Dated: August 14, 2017	By:	/s/ Craig Campbell
Craig Campbell, Chief Executive Officer

Dated: August 14, 2017	By:	/s/ Francis Michaud
Francis Michaud, Chief Financial Officer

