Form 10-Q
period 2017-09-30
HighCom Global Security, Inc.
filed 2017-11-09
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________ to _________

Commission file number: 000-53756

HIGHCOM GLOBAL SECURITY, INC.

(Formerly known as BlastGard International, Inc.)

(Exact name of small business issuer as specified in it charter)

Colorado	84-1506325
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 1, 2017, the issuer had 366,976,178 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

HIGHCOM GLOBAL SECURITY, INC.

INDEX

		PAGE

	PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated balance sheets as of September 30, 2017 (unaudited) and December 31, 2016	3

	Consolidated statements of operations, for the three and nine months ended September 30, 2017 and September 30, 2016 (unaudited)	4

	Consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2016 and the nine months ended September 30, 2017 (unaudited)	5

	Consolidated statements of cash flows for the nine months ended September 30, 2017 and September 30, 2016 (unaudited)	6

	Notes to consolidated financial statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART I1 – OTHER INFORMATION

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 6.	Exhibits	24

Signatures		25

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Current assets
Cash	$208,068	$270,331
Accounts receivable	614,312	943,073
Inventory	1,827,618	1,931,083
Prepaid and other current assets	3,750	8,750
Total current assets	2,653,748	3,153,237

Property & equipment, net	163,774	189,002
Deferred tax asset - net	5,236,413	5,138,687
Intangible property, net	93,789	132,127
Goodwill	2,061,649	2,061,649
Deposits	10,254	10,254
Total Assets	$10,219,627	$10,684,956

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$494,337	$645,225
Accrued expenses	170,430	119,582
Customer deposits and deferred revenue	10,952	11,867
Current portion notes payable	-	241,752
Total current liabilities	675,719	1,018,426

Contingent liability	-	-
Total liabilities	675,719	1,018,426

Stockholders’ Equity
Preferred Stock, 1,000 shares authorized; $.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized; 366,976,178 shares issued and outstanding respectively	366,976	366,976
Additional paid-in capital	18,259,864	18,221,122
Minority interest	35,630	35,019
Accumulated deficit	(9,118,562)	(8,956,587)
Total stockholders’ equity	9,543,908	9,666,530

Total Liabilities and Stockholders’ Equity	$10,219,627	$10,684,956

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$1,271,687	$2,812,357	$3,990,199	$4,757,632
Direct costs	729,316	1,854,910	2,383,476	3,157,034
Gross Profit	542,371	957,447	1,606,723	1,600,598

Operating expenses:

General and administrative	649,363	515,635	1,759,868	1,284,593
Research and Development	22,205	43,386	77,784	57,699
Stock based compensation	38,742	38,742	38,742	38,742
Amortization and depreciation	17,437	18,759	85,870	56,096
Total operating expenses	727,747	616,522	1,962,264	1,437,130

Operating income (loss)	(185,376)	340,925	(355,541)	163,468

Non-operating activity
Gain (loss) on derivative liability	-	(107,620)	-	(63,361)
Gain on settlement of debt	-	-	102,325	300,200
Interest expenses	-	(34,282)	(5,874)	(97,231)
Total other income (expense)	-	(141,902)	96,451	139,608
Income(loss) before minority interest and income taxes	(185,376)	199,023	(259,090)	303,076

Minority interest (gain) loss	(1,383)	(6,982)	(611)	(10,421)
Income tax benefit (provision)	70,278	-	97,726	-

Net Income(loss)	$(116,481)	$192,041	$(161,975)	$292,655

Earnings (loss) per share:
Basic	$-	$-	$-	$-
Dilutive	$-	$-	$-	$-

Weighted average shares outstanding
Basic	366,976,178	366,976,178	366,976,178	364,238,952
Dilutive	366,976,178	366,976,178	366,976,178	364,238,952

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2016 AND THE NINE MONTHS ENDED September 30, 2017

(UNAUDITED)

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders’
	Shares	Par	Capital	Interest	Deficit	Equity

Balances at December 31, 2015	336,976,178	$336,976	$17,791,640	$13,264	$(15,027,809)	$3,114,071

Stock issued as satisfaction of debt	30,000,000	30,000	270,000			300,000

Options issued for services			138,740			138,740

Settlement of derivative liability			20,742			20,742

Net Income				21,755	6,071,222	6,092,977

Balances at December 31, 2016	366,976,178	$366,976	$18,221,122	$35,019	$(8,956,587)	$9,666,530

Options issued for services			38,742			38,742

Net Loss				611	(161,975)	(161,364)

Balances at September 30, 2017	366,976,178	$366,976	$18,259,864	$35,630	$(9,118,562)	$9,543,908

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(161,975)	$292,655
Adjustment to reconcile Net Income to net cash provided by operations:
Minority interest (gain) loss	611	10,421
Stock based compensation	38,742	38,742
Income tax benefit	(97,726)	-
Depreciation and amortization	85,870	56,096
Amortization of debt discount	-	88,201
Gain on settlement of debt	(102,325)	(300,200)
(Gain) loss on derivative	-	63,361
Changes in assets and liabilities:
Accounts receivable	328,761	(431,932)
Inventory	103,465	(715,069)
Other Operating Assets	-	(3,750)
Prepaid expenses	5,000	-
Accounts payable and accruals	(27,715)	658,811
Customer deposits	(915)	(74,330)
Net Cash (Used) Provided by Operating Activities	171,793	(316,994)

Cash Flows from Investing Activities:
Purchase of property and equipment	(22,304)	(7,087)
Net Cash Used by Investing Activities	(22,304)	(7,087)

Cash Flows from Financing Activities:
Proceeds from notes payable	-	655,190
Repayments of notes payable	(211,752)	(307,137)
Net Cash (Used) Provided by Financing Activities	(211,752)	348,053

Net increase in Cash	(62,263)	23,972
Cash at beginning of period	270,331	109,251
Cash at end of period	$208,068	$133,223
Supplemental cash flow information:
Interest paid	$5,874	$6,860
Taxes paid	$-	$-

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and September 30, 2016 have been made.

These consolidated financial statements include the assets and liabilities of HighCom Global Security, Inc. and its subsidiaries as of September 30, 2017 and December 31, 2016. All material intercompany transactions have been eliminated.

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

BlastGard Technologies Inc., a 100% wholly-owned subsidiary of the Company, was a dormant Florida corporation from 2005 through June 2017 when the Company’s tangible and intangible assets relating to BlastWrap technology were transferred back into BlastGard Technologies, Inc. (“BTI”). BTI was incorporated on September 26, 2003 in the State of Florida, to design and market proprietary blast mitigation materials. The Company created, designs, develops and markets proprietary blast mitigation materials. BTI’s patented BlastWrap® technology effectively mitigates blast effects and suppresses post-blast fires. BTI sub-contracts the manufacturing of products to licensed and qualified production facilities.

HighCom Armor Solutions, Inc. HighCom Armor Solutions, Inc. (HighCom Armor), which is a 98.2% owned subsidiary of the Company, originally located in San Francisco, California is a global provider of security equipment and a leader in advanced ballistic armor manufacturing. HighCom Armor’s corporate office and manufacturing facility are located in Columbus, Ohio.

Business Segments

Although the Company accounts for its operations in three separate corporations, all of its business operations are associated with security for Individuals and Property. HighCom Global Security, Inc. primarily provides for corporate administration. HighCom Armor sales represent in excess of 99% of total sales and BTI has incidental sales of an immaterial amount. The Company has determined that all business operations should be aggregated together and not reported as separate operating segments.

Concentrations – Major Customers and Major Vendors

For the nine months ended September 30, 2017, approximately 51% of the Company’s revenue was provided by three customers with the largest representing approximately 28%. The next two largest customers represented approximately 13% and 9%.

For the nine months ended September 30, 2017, approximately 54% of inventory purchases was provided by five vendors, with the two largest suppliers representing approximately 36% each of purchases. The next three largest suppliers provided approximately 5% to 7% of purchases each.

For the nine months ended September 30, 2016, approximately 49% of the Company’s revenue was provided by two customers, one representing approximately 29% and the other approximately 20%.

For the nine months ended September 30, 2016, approximately 65% of cost of sales was provided by five vendors, with the largest supplier representing approximately 27% of cost of sales. The next largest supplier provided approximately 15% of cost of sales, with the last three making up this customer group being at 9%, 8% and 6%.

Principles of Consolidation

These consolidated financial statements include the assets and liabilities of HighCom Global Security, Inc. and its subsidiaries as of September 30, 2017 and December 31, 2016, and its results of operations and cash flows for the periods presented.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at September 30, 2017.

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

Research and Development

Research and development costs were expensed as incurred. Research and development costs totaled $22,205 and $43,386 for the three months ended September 30, 2017 and 2016 respectively. Research and development costs totaled $77,784 and $57,699 for the nine months ended September 30, 2017 and 2016, respectively.

Advertising

Advertising costs for trade shows and social media were expensed as incurred. Advertising costs of $31,673 and $48,615 were incurred during the nine months ended September 30, 2017 and 2016, respectively.

Shipping and Freight Costs

The Company includes shipping costs in cost of goods sold

Gain on settlement of debt

The Company has recorded in other income, a gain on settlement of debt for the nine months ended September 30, 2017 in the amount of $102,325. This amount includes $30,000 recorded as Acquisition Note Payable from a transaction originating in 2010, $67,593 recorded in Accounts Payable from a transaction originating in 2011, and $4,732 representing a 50% negotiated settlement of an amount included in Accounts Payable. The Company evaluated the two transactions form 2010 and 2011 pursuant to the Florida Statute of Limitations applicable to the circumstances of each, and has concluded that these amounts are time-barred in Florida, and should be taken into income.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2017, and 2016, there were 49,250,000 and 38,000,000 vested common stock options outstanding, which were not included in the calculation of net loss per share-diluted because they were anti-dilutive. In addition, at September 30, 2017 and 2016 the Company had 41,801,793 remaining warrants outstanding issued in connection with convertible promissory notes and stock sales that were also not included because they were anti-dilutive.

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

(2) Inventory

Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.

	September 30, 2017	December 31, 2016
	(unaudited)

Raw materials	$648,060	$648,702
Work in process	323,666	240,849
Finished Goods	855,892	1,041,532

TOTAL	$1,827,618	$1,931,083

(3) Property and Equipment, Net

Property and equipment are comprised of the following at September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
Equipment	$450,197	$429,417
Furniture	106,326	104,802
Moulds	45,060	45,060
Test Range	110,802	110,802

	712,385	690,081
Less accumulated depreciation	(548,611)	(501,079)

Property and equipment, net	$163,774	$189,002

Depreciation expense for the next five years ended September 30,

2018	$54,512
2019	46,845
2020	38,068
2021	17,510
2022	6,207

$163,142

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $47,532 and $43,907, respectively.

(4) Intangible Assets, Net

Intangible Assets are comprised of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Patents and Trademarks	$145,749	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	-	55,000

	725,749	796,278
Less accumulated amortization	(631,960)	(664,151)

Intangible assets, net	$93,789	$132,127

Amortization expense for the next five years ended September 30,

2018	$9,717
2019	9,717
2020	9,717
2021	9,717
2022	9,717

$48,585

During the quarter ended September 30, 2017, the Company changed its estimate for the useful life of certain intangible assets accounted for as patents, trademarks and research and development costs. The net effect of these changes has been accounted for through amortization expense. Amortization expense for the nine months ended September 30, 2017 and 2016 was $38,338 and $12,189, respectively.

(5) Notes Payable

Notes payable at September 30, 2017 and December 31, 2016 as detailed below, is summarized as follows:

	September 30, 2017	December 31, 2016
	(unaudited)
Acquisition debt	-	30,000
Notes payable - equipment	-	11,752
Note payable - individual	-	200,000
	-	241,752
Less current maturities	-	(241,752)
	$-	$-

Acquisition Debt and Gain on Settlement

On March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs. The Company has determined that this entity no longer exists, and the statute of limitations pertaining to this debt, has expired. As a result, the Company has reported in other income, a gain on settlement of this debt in the amount of $30,000 for the nine months ended September 30, 2017. These acquisition notes have the following balances at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(unaudited)
Acquisition note for the purchase of Acer product designs, original amount $30,000, no interest	-	30,000

	-	30,000
Less: current maturities	-	(30,000)
	$-	$-

Note payable - Equipment

The Company financed the acquisition of certain equipment through a promissory note. The note was payable in monthly installments of $2,350, is non-interest bearing, and had a maturity date of May 17, 2017. The note was secured by equipment. As of September 30, 2017, the balance of this note was paid in full. Interest has not been imputed on this balance as management has deemed it to be immaterial.

Notes payable – Individuals

On November 4, 2016, the Company issued a demand promissory note to an individual in the amount of $200,000 at a rate of 18% per annum. Principal and accrued interest were payable no sooner than 60 days and no later than 90 days from issuance. This note was paid in full on January 7, 2017.

Line of Credit

On May 9, 2017, the Company secured a line of credit with Huntington National Bank in the amount of $500,000. This line of credit has no stipulated maturity date, and is payable on demand by the lender. If no demand is made, payments of all accrued and unpaid interest is payable monthly on the 15th of each month. Interest rate is variable, and to be determined at the time of advances on this line of credit. As of September 30, 2017, the Company has not used this facility, and there is no balance outstanding.

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

Common stock issuances

In January 2016, the Company issued 30,000,000 common shares in a debt conversion in the amount of $300,000, bringing the total number of issued and outstanding shares at September 30, 2017 to 366,976,178 shares.

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

At September 30, 2017 and December 31, 2016, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

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

The following table represents stock option activity as of and for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2017	60,500,000	$0.01.	8.9 years	-
Granted	-	-		-
Exercised	-	-
Forfeited/expired/cancelled	-	-
Options Outstanding – September 30, 2017	60,500,000	$0.01	6.3 years	$-
Outstanding Exercisable – January 1, 2017	46,125,000	$0.01	7.9 years	$-
Outstanding Exercisable – September 30, 2017	49,250,000	$0.01	6.4 years	$-

The total grant date fair value of options vested during the nine months ended September 30, 2017 and 2016 was $38,742 and $38,742 respectively.

The following table represents stock warrant activity as of and for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2017	41,801,793	$0.009.	2.9 years	$-
Granted	-
Exercised	-	-
Forfeited/expired/cancelled	-
Warrants Outstanding – September 30, 2017	41,801,793	$0.009	2.9 years	$-
Outstanding Exercisable – January 1, 2017	41,801,793	$0.009	2.9 years	$-
Outstanding Exercisable – September 30, 2017	41,801,793	$0.009	2.9 years	$-

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

As of December 31, 2016, based on all the available evidence, management determined that it is more likely than not its deferred tax assets will be fully realized. Accordingly, the valuation allowance was reversed in full and $5,138,687 was recognized as a deferred tax asset at December 31, 2016 with a corresponding income tax benefit also being recognized for the year ended December 31, 2016. During the nine months ended September 30, 2017, the Company incurred a net loss, which created an increase in its deferred tax asset with and a corresponding income tax benefit in the amount of $97,726.

(8) Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2017, the Company had no funds in excess of the FDIC insurance limits.

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

Rent expense for the nine months ended September 30, 2017 and 2016 was approximately $97,443 and $96,882, respectively.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle our outstanding civil litigation. The Company will pay the sum of $125,000 over 18 months. The first monthly payment was paid within 30 days after the Defendants deliver to the Company’s counsel an original executed version of the Agreement and a promissory note in the amount of the remaining principal balance to bear interest in the amount of 6% per annum. Upon Verde’s receipt of the payment and promissory note, the parties shall jointly dismiss with prejudice all litigation between them, including the Pinellas County action and the Federal action. The company and Verde also entered into a license agreement whereby HighCom Global (f/k/a BlastGard International, Inc.) obtains a fully paid up non-exclusive license for the 2 Verde patents for the remaining life of those patents in exchange for the Company paying Verde a 2% royalty for the life of the patents (which expired in the 2nd quarter of 2012), on the sales price received by HighCom Global for HighCom Global’s portion of all blast mitigation products sold by the company (the royalty was not on any third-party’s portion of any product containing blast mitigation products sold by HighCom Global). The parties also agreed not to file any complaints with any state, federal or international agency or disciplinary body regarding any of the other parties or any person affiliated with any of the other parties or otherwise makes negative statements about them (in other words, a broad non-disparagement clause). The company and Verde also signed mutual general releases (excepting the obligations above) and a covenant not to sue. At September 30, 2017, the Company was in arrears on the final twelve-monthly payments on the settlement.

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

(11) Change in Directors and Management/Compensation paid to Resilience Capital, Inc.

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

Michael Gordon, former CEO and a director of the Company, is now serving as Chief Executive Officer of the Company’s wholly-owned subsidiary, BTI. Likewise, Michael Bundy and Chad Aaron Wright, former President/Chief Operating Officer and Vice President of the Company, respectively, are also now serving in identical positions in HighCom Armor. Each of these officers will continue to receive their compensation pursuant to their existing employment agreements through December 31, 2017.

The Annual Meeting of Shareholders held on June 28, 2017 also approved of the following amendments: 1) to file an amendment to the Company’s Articles of lncorporation to change the name of the corporation from BlastGard International, Inc. to “HighCom Global Security, Inc.”; 2) approval to grant the Board of Directors discretionary authority to amend the Company’s Articles of lncorporation (the “RS Amendment”) to effectuate a Reverse Stock split of the Company’s Common Stock, $.001 par value, by a ratio of no more than one-for-100 with such ratio to be determined by the sole discretion of the Board (the “Reverse Split”), with a decrease in the number of authorized shares of Common Stock to l00,000,000 and with such Reverse split and change in authorized number of common shares to be effective at such time and date, if at all, as determined by the Board in its sole discretion (the “Reverse Split Proposal”); 3) to file an Amendment to the Articles of Incorporation to permit the Company to hold meetings by action without a meeting in accordance with Section 7-107-104 (1)(b) of Title 7 of the Colorado Revised Statutes in order to permit the shareholders holding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all of the shares entitled to vote thereon were present and voted consent to such action in writing; 4) approval to transfer all the Company’s tangible and intangible assets, which exclude any HighCom Armor assets, from HighCom Global Security, Inc. to its wholly-owned Florida subsidiary, BlastGard Technologies, Inc.; 5) approval to file an amendment to its Articles of Incorporation in the State of California to change HighCom Security, Inc’s name to “HighCom Armor Solutions, Inc.”; and 6) approval to ratify, adopt and approve a 2017 Employee Benefit and Consulting Services Compensation Plan covering a maximum of up to 10,000,000 post-split shares of Common Stock, which Plan will not be established until the discretionary stock split is approved by the Board.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2017, have been included.

Summary.

HighCom Global Security, Inc. is a leading provider of equipment and services for the security and defense industries. We acquire, manage and build industry leading businesses which provide specialized, mission-critical solutions that address the needs of our customers. The Company owns 100% of BlastGard Technologies, Inc. (“BTI”) which developed and has been marketing BlastWrap products to protect people and property against explosive forces. The Company owns 98.2% of HighCom Armor Solutions, Inc. (“HighCom Armor”) which provides a wide range of security and personal protective gear. Our protective gear includes shields, helmets, vests and plates which provide police and military with the protective gear they need to do their jobs.

We believe that the products of our operating subsidiaries have a certain synergy and that HighCom Global is poised to be a full-service provider for defensive and protective product needs. The term “the Company” shall include HighCom Global, BTI and HighCom Armor unless the context indicates otherwise.

HighCom Armor provides a wide range of security products and personal protective gear (including tactical armor) that are tailored and offer protection solutions to specific customer requirements. HighCom Armor caters to local law enforcement agencies, correctional facilities and municipal authorities. Given the equipment and ballistic protection solutions provided by HighCom Armor, compliance with the U.S. Department of Commerce, U.S. Department of State, U.S. Department of the Treasury and all other governmental agencies’ regulations is a high priority. HighCom Armor has sold its products in the defense and law enforcement sectors and is known for innovative technology, exceptional customer service and superior quality performance. We export our products throughout the world and have in the past sold products in Asia, Africa, Europe, Latin America and the Middle East. Many of our products are controlled for export purposes and we require end user details prior to all sales. Strict compliance with U.S. and International laws and regulations is mandatory.

Founded in 1997 and originally based in San Francisco, HighCom Armor Solutions, Inc. is a global provider of security equipment. HighCom Armor is a leader in advanced ballistic armor manufacturing. With a 32,865 square foot manufacturing and distribution facility located in Columbus, Ohio, HighCom Armor is well positioned for large scale and time sensitive global supply needs. We design, manufacture and/or distribute a range of security products and personal protective gear. HighCom Armor serves a wide range of customers throughout the world. Our North American customer base includes the Department of Defense and the Department of Homeland Security. We cater to local law enforcement agencies, correctional facilities and municipal authorities, as well as large corporations. We export our products throughout the world and have in the past sold products in Asia, Africa, Europe, Latin America and the Middle East. Many of our products are controlled for export purposes and we require end user details prior to all sales. Strict compliance with U.S. and International laws and regulations is mandatory.

Results of Operations

The following information represents our results of operations for the three and nine months ended September 30, 2017:

For the three months ended September 30, 2017, we recognized revenues of $1,271,687 as compared to $2,812,357 for the comparable period of the prior year. For the nine months ended September 30, 2017, we recognized revenues of $3,990,199 as compared to $4,757,632 for the comparable period of the prior year. In future operation periods, the Company expects growth through the addition of new distributors and from increased demand for personal body armor for both domestic and international markets.

For the three months ended September 30, 2017, gross profit was $542,371 as compared to a gross profit of $957,447 for the comparable period of the prior year. For the nine months ended September 30, 2017, gross profit was $1,606,723 as compared to $1,600,598 for the comparable period of the prior year. The increased margins are a result of increased pricing as well as more efficient purchasing.

For the three months ended September 30, 2017, the Company’s operating expenses were $727,747 as compared to $616,522 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the Company’s operating expenses were $1,962,264 as compared to $1,437,130 for the nine months ended September 30, 2016. The increased operating expenses were due primarily to increases in general and administrative expenses associated with professional services.

For the three months ended September 30, 2017, the Company had no other income to report. For the nine months ended September 30, 2017, total other income was $96,451, and consisted of a $102,325 gain on settlement of debt, offset by interest expense of $5,874.

For the three months ended September 30, 2016, total other income (expense) was ($141,902). This included a loss on derivative liability in the amount of $107,620 and interest expense of $34,282. For the nine months ended September 30, 2016, total other income was $139,608. This included a gain on settlement of debt in the amount of $300,200, a loss on derivative liability of $63,361, and interest expense of $97,231.

For the three months ended September 30, 2017, the Company had a net loss of $116,481, which included an income tax benefit of $70,278, as compared to a net income for the comparable period of the prior year of $192,041. For the nine months ended September 30, 2017, the Company had a net loss of $161,975, which included an income tax benefit of $97,726, as compared to a net income for the comparable period of the prior year of $292,655.

Backlog of Sales

As of September 30, 2017, the Company had a backlog of sales of $751,298, all of which is expected to ship in the 4th quarter 2017. As of the date of this filing, the Company has also secured additional 4th quarter 2017 sales orders of approximately $850,000 which the Company expects to ship in the 4th quarter. Management also believes additional sales of the Company’s HighCom products will be secured during the balance of the fourth quarter and in future operating periods as the Company continues to bid on numerous sizeable contracts.

Various Security and Personal Protective Product Lines Identified

HighCom Armor provides a wide range of security products and personal protective gear (including tactical armor) that are tailored and offer protection solutions to specific customer requirements. HighCom Armor caters to local law enforcement agencies, correctional facilities and municipal authorities. Given the equipment and ballistic protection solutions provided by HighCom Armor, compliance with the U.S. Department of Commerce, U.S. Department of State, U.S. Department of the Treasury and all other governmental agencies’ regulations is a high priority. HighCom Armor has sold its products in the defense and law enforcement sectors and is known for innovative technology, exceptional customer service and superior quality performance.

Body armor is classified by the NIJ according to the level of protection it provides from various threats. The classifications are as follows:

●	Type IIA body armor- minimal protection against smaller caliber handgun threats.

●	Type II body armor – provides protection against many handgun threats, including many common smaller caliber pistols with standard pressure ammunition, and against many revolvers.

●	Type IIIA body armor- provides a higher level of protection and will generally protect against most pistol calibers including many law enforcement ammunitions, and against many higher-powered revolvers.

●	Type III and IV body armor – provides protection against rifle rounds and are generally only used in tactical situations.

Our Security Products include the following:

●	Ballistic helmets

●	Ballistic soft body armor panels and vests

●	Ballistic hard armor plates

●	Ballistic shields

●	Ballistic blankets

In 2015, HighCom Armor completed several new NIJ 0101.06 certifications. Our new hard armor products include: our new 4S17M economical Level IV stand alone in multi curve shapes; our new 3S11 lightweight all PE plate; our new 3S11M lightweight all PE multi curve plate; and our new AR1000 lightweight steel advanced plate. In 2016, we launched a new lightweight Level IV plate; a new multi-hit Level IV plate; a new series of ultra-lightweight helmet solutions; as well as several new soft armor solutions. We also designed a Rifle Special Threat Plate for special operators in SWAT and high-risk task forces. In 2017, we introduced 5 new hard armor models including a Level III++, multi-curve, hard armor ballistic plate and 1 new Level IIIa elite, lightweight, high performance soft armor panel. HighCom Armor now has 11 hard armor NIJ 0101.06 certified ballistic plate models as well as 5 soft armor NIJ 0101.06 certified panel solutions.

Manufactured products versus products supplied by third party vendors.

HighCom Armor manufactures ballistic plates, ballistic shields, ballistic vests, and ballistic helmets, along with ballistic and bomb-mitigating blankets. HighCom Armor’s hard and soft armor products are made under our brand name or a private label. Our ballistic helmets are assembled at the HighCom Armor plant. Third party vendors such as Team Wendy and Ops-Core provide accessories to our ballistic helmets. For a complete description of the HighCom Armor product line, reference is made to our Form 10-K for the fiscal year ended December 31, 2016.

Liquidity and Capital Resources.

At September 30, 2017, we had cash of $208,068, a positive working capital of $1,978,029, an accumulated deficit of $(9,118,562) and shareholder’s equity of $9,543,908.

For the nine months ended September 30, 2017, net cash provided by operating activities was $171,793 primarily due to collections of accounts receivable and reductions in inventory. During the nine months ended September 30, 2017, we used cash in investing activities for purchase of property and equipment of $22,304. During the nine months ended September 30, 2017, we used cash in our financing activities for repayment of notes payable of $211,752.

For the nine months ended September 30, 2016, net cash provided by operating activities was $316,994 primarily due to our net income of $292,655, adjusted by a gain on derivative liability, a large gain on settlement of debt, amortization and depreciation, a large increase in inventory offset by a large decrease in our accounts receivable. During the nine months ended September 30, 2016, we used cash in investing activities for purchase of assets of $7,087. During the nine months ended September 30, 2016, we used cash in our financing activities of $348,053.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2017, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	For the nine months ended September 30, 2017, we had no sales or issuances of unregistered securities,

(b)	Rule 463 of the Securities Act is not applicable to the Company.

(c)	In the nine months ended September 30, 2017, there were no repurchases by the Company of its Common Stock.

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

HIGHCOM GLOBAL SECURITY, INC.

Dated: November 9, 2017	By:	/s/ Craig Campbell
Craig Campbell, Chief Executive Officer

Dated: November 9, 2017	By:	/s/ Francis Michaud
Francis Michaud, Chief Financial Officer

