Form 10-K
period 2017-12-31
HighCom Global Security, Inc.
filed 2018-03-30
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ______________ to ______________

Commission file number: 000-36387

HIGHCOM GLOBAL SECURITY, INC.

(Name of small business issuer as specified in its charter)

Colorado	84-1506325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2901 E 4th Avenue, Unit J, Columbus, OH	43219
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (614) 500-3065

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

As of June 30, 2017, the number of shares held by non-affiliates was approximately 119,044,950 shares. The approximate market value based on the last sale (i.e. $.0211 per share as of June 30, 2017) of the Company’s Common Stock was approximately $2,511,848.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 13, 2018, was 377,154,748 shares.

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO

DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

Readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward-looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

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

The cautionary statements made above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward-looking statements.

Item 1. Business

Overview

HighCom Global Security, Inc. (the “Company”) went public through a shell merger on January 31, 2004, in which the Company acquired BlastGard Technologies, Inc. On March 21, 2004, the Company changed its name to BlastGard International, Inc. On March 4, 2011, the Company completed the acquisition of HighCom Armor Solutions, Inc. and subsidiaries. On June 28, 2017, the Company changed its name to HighCom Global Security, Inc. These consolidated financial statements include the assets, liabilities and activities of the following:

BlastGard Technologies Inc., a 100% wholly-owned subsidiary of the Company, was a dormant Florida corporation from 2005 through June 2017 when the Company’s tangible and intangible assets relating to BlastWrap technology were transferred back into BlastGard Technologies, Inc. (“BlastGard” or “BTI”). BTI was incorporated on September 26, 2003 in the State of Florida, to design and market proprietary blast mitigation materials. We have developed and have been marketing BlastWrap products to protect people and property against explosive forces. BTI’s patented BlastWrap® technology effectively mitigates blast effects and suppresses post-blast fires. BTI sub-contracts the manufacturing of products to licensed and qualified production facilities.

HighCom Armor Solutions, Inc. (HighCom Armor) is a 98.2% owned subsidiary of the Company. Founded in 1997 and originally based in San Francisco, HighCom Armor Solutions, Inc., a California corporation, is a global provider of security equipment. HighCom Armor is a leader in advanced ballistic armor manufacturing. With a 32,865 square foot manufacturing and distribution facility located in Columbus, Ohio, HighCom Armor is well positioned for large scale and time sensitive global supply needs. We design, manufacture and/or distribute a range of security products and personal protective gear. HighCom Armor serves a wide range of customers throughout the world. Our North American customer base includes the Department of Defense and the Department of Homeland Security. We cater to local law enforcement agencies, correctional facilities and municipal authorities, as well as large corporations. We export our products throughout the world and have in the past sold products in Asia, Africa, Europe, Latin America and the Middle East. Many of our products are controlled for export purposes and we require end user details prior to all sales. Strict compliance with U.S. and International laws and regulations is mandatory. HighCom Armor’s corporate office and manufacturing facility are located in Columbus, Ohio.

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

HighCom Armor Solutions, Inc.

HighCom Armor Certifications

HighCom Armor has already implemented an in-depth ethics and compliance management and monitoring program that is tied to our International Standard Organization (“ISO”) certified quality processes. These policies and procedures outline each step within the compliance process and how they relate to, and should be acted upon, to ensure compliance with all local, state, federal, and international laws and regulations. Most importantly they address processes and policies that are related to compliance with the Federal Acquisition Regulation (“FAR”), Defense Federal Acquisition Regulation (“DFAR”), International Traffic in Arms Regulations (“ITAR”), Office of Foreign Assets Control (“OFAC”), Export Administration Regulations (“EAR”). Arms Export Control Act (“AECA”), Export Administration Act (“EAA”), Automated Export System (“AES”), and Office of Federal Activities (“OFA”). We also completed training internally and externally with regards to the Foreign Corrupt Practices Act (“FCPA”) and other foreign business regulations that help our employees recognize red flags and potential risk situations.

In July 2014, HighCom Armor became the first company in the world to achieve BA 9000 certification. Several years ago, the National Institute of Justice (“NIJ”) assembled a collaborative team to address the issue of body armor safety and the needs of criminal justice agencies. NIJ decided to increase the amount of testing needed for body armor to meet their standards, including 1) more extensive and frequent testing; 2) environmental testing; and 3) implementation of BA 9000, a body armor quality management standard. BA 9000, released in January 2012, is an extension of ISO 9001. BA 9000 extends to manufacturers of body armor vests for federal, state, local, and tribal law enforcement and corrections bodies. Manufacturers who wish to become BA 9000 certified must comply with additional requirements beyond ISO 9001 that are specific to ballistics-resistant body armor manufacturing and testing, such as:

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

Management believes that we have an opportunity to combine the armor technology of HighCom Armor with the blast mitigating technology of BlastGard and provide a combination of advancements in product technologies while focusing on USA made products for the United States Military and other governments and agencies worldwide. We have initiated numerous Research and Development projects according to National Institute of Justice’s (“NIJ”) body armor standards and testing.  In 2015, HighCom Armor completed several new NIJ 0101.06 certifications. Our new hard armor products include: our new 4S17M economical Level IV stand alone in multi curve shapes; our new 3S11 lightweight all PE plate; our new 3S11M lightweight all PE multi curve plate; and our new AR1000 lightweight steel advanced plate. In 2016, we launched a new lightweight Level IV plate; a new multi-hit Level IV plate; a new series of ultra-lightweight helmet solutions; as well as several new soft armor solutions. We also designed a Rifle Special Threat Plate for special operators in SWAT and high-risk task forces. In 2017, we introduced 5 new hard armor models including a Level III++, multi-curve, hard armor ballistic plate and 1 new Level IIIa elite, lightweight, high performance soft armor panel. HighCom Armor now has 11 hard armor NIJ 0101.06 certified ballistic plate models as well as 5 soft armor NIJ 0101.06 certified panel solutions. We are currently marketing all of our NIJ 0101.04 and 0101.06 products to open market customers in law enforcement and military channels. We also have several protective gear products under development.

In addition to several new NIJ certifications secured in 2016 and 2017, the National Tactical Officers Association (NTOA) tested several of our products. The mission of the NTOA is to enhance the performance and professional status of law enforcement personnel by providing a credible and proven training resource as well as a forum for the development of tactics and information exchange. HighCom Armor has 9 vest and plate products that are “Member Tested and Approved” by NTOA. HighCom Armor can now use the NTOA logo to attest that our products were tested and approved by NTOA. This further validates and highlights HighCom Armor as the leader in quality, customer service and pricing.

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

We have recently entered into a number of agency agreements to market our product line in Mexico and the Middle East and North Africa (“MENA”) region. We have also attended numerous tradeshows in an effort to re-establish HighCom Armor’s presence in the personal protection equipment market and we are currently participating in numerous bids exceeding 30 million dollars. Management believes that we will experience significant increase in our overall sales on a quarter by quarter basis as we develop these relationships, although no assurances can be given in this regard.

U.S. Department/U.S. Defense Department

In March 2011, the Company secured export privileges from the U.S. State Department which dramatically improves HighCom Armor’s ability to sell and market its products.

BlastGard has completed registration with both the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security (“BSI”). The purpose of these registrations is to allow BlastGard control over the export management and compliance program moving forward. HighCom Armor also completed their ISO certification which had been revoked due to missed audits. BlastGard management has been able to complete an internal audit and management review, in addition to meeting with BSI for the external audit review and in March 2012 HighCom Armor secured ISO certification. One of the most important aspects of our business philosophy is an unparalleled commitment to quality control. HighCom Armor is BA 9000 and ISO 9001:2008 certified organization, providing only the highest quality products to protect the lives of the men and women who proudly serve our country both locally and across the world. HighCom Armor actually became the first company in the world to achieve BA 9000 certification, a new National Institute of Justice (NIJ) body armor quality management standard. BA 9000 is a body armor quality management systems standard that is an extension of ISO 9001 which provides greater confidence that the armor is being produced consistently.

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

HighCom Armor manufactures ballistic plates, soft armor vests, ballistic shields and constructs ballistic helmets. Our HighCom Armor products carry our brand name or a private label.

PLATES

Level IV – NIJ 05

HighCom Armor currently maintains some of the largest capability for manufacturing Level IV ceramic plates. An important strategic move we have employed is to partner with numerous companies to further leverage available equipment to increase production capacity. An example of this is utilizing press consolidation capacity to produce high pressure backings for plates.

The Level IV NIJ 05 plate has a very high margin of safety. Approximately 400 plates have been shot internally at HighCom Armor’s ballistic lab and shooting range as well as at independent and other commercial labs. During these tests, no penetration has occurred when tested in accordance with the NIJ standard. Another important performance feature of this plate is that when used in conjunction with a Level IIIA Vest, this plate has established the ability to defeat six rounds, in accordance with Level III NIJ 05.

HighCom Armor has fourteen different certifications of its Level IV plate utilizing different suppliers of ceramics and backing materials. We have deferred risk of material supply by securing qualified vendors to provide the necessary materials.

Level III – NIJ 05

HighCom Armor has a Level III NIJ Polyethylene based plate solution with a production capacity of 10,000 units per month.

SAPI

The SAPI Plate (Small Arms Protective Insert) is used as an insert in military carriers. Due to the rate of ballistic performance and success we have established in the tests conducted thus far, we were able to achieve SAPI level performance with a weight of 100g less than the specification. Further, the HighCom Armor sample defeated six rounds of explosive materials in a single plate. We have conducted impact drop tests and x-rays after shoot tests. This product needs additional testing and evaluation to solidify the results. We have spent $300,000 on SAPI development thus far applying the many lessons garnered during the past several years of research and development.

NIJ 06 Specification &Compliant Products

HighCom Armor currently has five certified Level IV plates, six Level III plates, four Level IIIA vests and one Level II vest. There are additional tests in the pipeline along with a considerable number of options, solutions and directions for continued development of hard armor plates for certification under NIJ 0101.06 standards. Our new hard armor products include: our new 4S17M economical Level IV stand alone in multi curve shapes; our new 3S11 lightweight all PE plate; our new 3S11M lightweight all PE multi curve plate; and our new AR1000 lightweight steel advanced plate. In 2016, we launched a new lightweight Level IV plate; a new multi-hit Level IV plate; a new series of ultra-lightweight helmet solutions; as well as several new soft armor solutions. We also designed a Rifle Special Threat Plate for special operators in SWAT and high-risk task forces. In 2017, we introduced 5 new hard armor models including a Level III++, multi-curve, hard armor ballistic plate and 1 new Level IIIa elite, lightweight, high performance soft armor panel. HighCom Armor now has 11 hard armor NIJ 0101.06 certified ballistic plate models as well as 5 soft armor NIJ 0101.06 certified panel solutions. Built to exceed industry standards at affordable prices, these inserts are designed according to the NIJ ratings for Level III, offering law enforcement and military personnel different options for up armor requirements whether concerned about armor piercing threats or high-powered rifle threats. NIJ introduced the Ballistic Resistance of Body Armor NIJ Standard-0101.06 to more effectively defend against increased velocities of ammunition calibers and provide improved performance against the threats law enforcement faces in today’s world.

SHIELDS

HighCom Armor produces a Level IIIA and a Level III ballistic shield that are among the most advanced in the market. This is due to the fact that the electrical connections are routed internally through the composite itself. Similar products offered in the marketplace will have external electrical connections. HighCom Armor has a ballistic shield production capacity of approximately 800-1,000 units per month.

CIVILIAN ARMOR SYSTEMS

Launched in December 2013 after 18 months in development; HighCom Armor is now offering a full line of Civilian Armor System (C.A.S.) products. Our civilian armor insert panels provide personal and professional defense against ballistic threats. HighCom Armor inserts are designed, developed, and manufactured using state of the art processes and equipment to ensure high quality and high performance when deployed by operators throughout numerous tactical and urban situations. Our inserts are both internally and independently tested in accordance with the strictest criteria in adherence to the NIJ 0108.01 standard. We also perform additional testing against V50 and special threats.

SOFT ARMOR

HighCom Armor has five certified soft armor products with a production capacity of 2,000 units per month. We were able to process a composite of proprietary material wherein ceramic materials are incorporated within the flexible composite. This alone increases ballistic stability, stab protection and provides further avenues towards lighter solutions. These lighter solutions in turn combine composite material into soft armor material. Research and testing at this stage is very preliminary with only basic testing conducted. However, results thus far strongly indicate to us that additional research in the vein has great potential for advantageous positioning in the soft armor sector of our industry. Additionally, we have cause to believe that analyzing bullet energy combining impact systems with both hard and soft ballistic systems will provide a superior product in this industry.

HELMETS

HighCom Armor is working towards achieving a proprietary uni-directional material that a third party will lay up for us in tape form (100% Polyethylene). Based on previous research and testing conducted, management believes that we can produce a Level III helmet. We have yet to finish accomplishing the entire process. We will need to validate the date, produce an aluminum mold as well as the prototype once the material is completed by a third party. Management believes that this helmet will be an excellent “Made in USA” product that can be marketed internationally at a very competitive price point.

Research and Development

During fiscal 2017 and 2016, HighCom Armor spent $97,476 and $52,586, respectively on research and development efforts. Future research and development expenses will depend upon our liquidity and capital resources.

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

HIGHCOM ARMOR’S MARKETING AND SALES STRATEGY

Strategy

Our objective is to be a global leader in the businesses of safety, security, and defense protection. We continually seek to enhance our existing products and to introduce new products to expand our market share or enter into new markets. Historically, the largest portion of our HighCom Armor business resulted from the sale of ballistic plates, vests and helmets. We plan on expanding our business into multiple segments of the defense market. We are considering other products and services for other aspects of the safety, security and defense protection. We sell our products and services through a variety of distribution channels. Depending upon the product or service, our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers. More specifically, the major customers of HighCom Armor are:

●	Independent Distributors

●	Department of Homeland Security

●	Other Federal Government Agencies

●	Local Police Departments

●	Foreign entities

●	United Nations

The channels of distribution for HighCom Armor are distributors, direct sales, and the Government Services Administration (GSA). Since HighCom Armor is a GSA contract holder any federal government agency can buy from them without additional prior approval.

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

How Do We Market Ourselves

Armor products - personal armor plates, ballistic shields and soft armor vests – have been designed, developed and certified by HighCom Armor. NIJ certification is the barrier to entry/foundation to the US armor industry since without NIJ certification marketability/sales opportunities to domestic law enforcement are limited. While export sales are possible without NIJ, NIJ certification is increasingly becoming required for export sales. All other HighCom Armor products are distributed under non-exclusive supplier arrangements. Our HighCom Armor marketing strategy includes the following:

●	HighCom Armor website

●	Trade publications

●	Defense industry news websites

●	Trade Shows and Conferences

●	GSA advantage and

●	Bidding on federal government supply needs

Bidding on Governmental Projects

Bidding on governmental (federal, state, local) contracts normally requires you to apply for status as an approved vendor. Once your application is accepted – you are eligible to participate in bids. Vendor certifications have varied processes – some include/require submission of detailed financial data to qualify and be certified as a vendor. Our ISO certification is also a key factor in registration. Bids are submitted to a US agency – either through online sites, email or US Mail. For foreign sales – normally approached by agents (based in foreign companies) – who request quotes for supply of goods in their local markets. Agents generally operate on a non-exclusive basis, but HighCom Armor has in the past granted limited exclusivity to certain agents either on project specific basis – or a specific country basis. On occasion, HighCom Armor may contract directly with a foreign government to supply products on behalf of local agent. HighCom Armor would then receive payment direct from government agency and pay a commission to local agent.

EXPORT COMPLIANCE POLICY

HighCom Armor is required to comply with all laws and regulations surrounding U.S. export controls. Recent events have focused the U.S. government’s attention on the need for increased enforcement of such laws. Although the government has always enforced export laws and regulations, the level of intensity has risen in the past several years as concerns regarding national security and international terrorism have grown.

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

The U.S. government not only possesses a national security interest through its export controls but also has additional objectives. Export controls help protect items that may be in short supply domestically such as oil or gas. Additionally, the U.S. collects trade data that allows the government to track the trade balance, evaluate the effect of foreign trade on the domestic economy, and/or develop foreign policy decisions. The end result of all the U.S. government’s regulations and laws is that HighCom Armor must be cognizant and comply with all export laws.

HighCom Armor management is firmly committed to full and complete compliance with all U.S. export control laws, including among others, the Export Administration Regulations administered by the Bureau of Industry and Security of the U.S. Department of Commerce, the International Traffic in Arms Regulations administered by the Directorate of Defense Trade Controls at the U.S. Department of State, and the various sanctions and embargo regulations administered by the Office of Foreign Assets Controls (OFAC) at the U.S. Department of the Treasury. While HighCom Armor has always been committed to compliance with all U.S. export control laws and regulations, our desire to ensure that no violations occur is heightened by the events of September 11, 2001. All HighCom Armor employees associated with activities that are subject to U.S. export controls take extra precautions to ensure that no violations occur. It is HighCom Armor management’s policy that under no circumstances will exports made on behalf of its customers be made contrary to U.S. export laws and regulations. Special care is taken to prevent transactions with entities involved in the proliferation of weapons of mass destruction.

Violations of the Export Administration Regulations could result in significant penalties for HighCom Armor and for those individuals involved in the violation. Civil penalties of up to $50,000 per violation may be imposed or up to $120,000 if the violation involves national security controls. Violations could also result in a denial of HighCom Armor’s export privileges meaning it could no longer forward products to international customers. Criminal penalties may also be imposed on HighCom Armor and on the individuals involved. For willful violations of the export regulations, HighCom Armor could be fined up to $1,000,000 per violation and individuals could be fined up to $250,000 per violation and imprisoned for up to 20 years.

Violations of the International Traffic in Arms Regulations can also result in serious civil and criminal penalties for HighCom Armor and the individuals involved. Civil penalties can reach $500,000 per violation; criminal penalties can reach $1,000,000 per violation. HighCom Armor and individuals can also be debarred from practicing before the Directorate of Defense Trade Controls, meaning the debarred party is ineligible to export defense articles from the U.S.

Violations of OFAC regulations can also be very expensive and even result in a denial of export privileges in addition to various civil and criminal penalties. The U.S. government takes export control violations very seriously and so does the management of HighCom Armor.

HighCom Armor has implemented an Export Compliance Program specifically designed to satisfy the requirements of the pertinent United States statutes, rules and regulations, such as the Export Administration Act, Trading with the Enemies Act, Arms Export Control Act, International Emergency Economic Powers Act, the Export Administration Regulations, the Foreign Assets Control Regulations, the International Traffic in Arms Regulations, the Foreign Trade Statistics Regulations, the Alcohol, the Customs Regulations, and all other applicable statutes, rules and regulations governing the export and transportation of commodities by HighCom Armor. The Export Compliance Program includes training on compliance issues, the preparation and utilization of the U.S. Export Control Compliance Manual, and the establishment of a system of internal reviews designed to identify any risks of non-compliance by HighCom Armor.

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

Employees

As of December 31, 2017, the Company has nineteen full-time employees. The Company also relies on temporary workers for its manufacturing facility. Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

HighCom Armor Sales

In 2017 and 2016, HighCom Armor accounted for approximately 99%, of the Company’s consolidated sales. It is anticipated that this trend will continue in the future.

BlastGard Technologies, Inc.

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

BlastWrap® Technology Components

Our BlastWrap® products are made from two flexible films arranged one over the other and joined by a plurality of seams-filled with attenuating filler material (volcanic glass bead or other suitable two-phase materials), configurable (designed for each application) with an extinguishing coating. Together, this combination of materials is designed to mitigate a blast while at the same time eliminate fireballs or flame fronts produced by the blast.

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

Since our Company’s acquisition of our subsidiary, HighCom Armor, we have devoted substantially all of our resources toward the development of HighCom Armor’s business. For fiscal 2017 and 2016, our BlastWrap® product sales totaled approximately $83,405 and $121,394 respectively.

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

Research and Development

In 2017 and 2016, we spent $0 and $940 respectively on research and development of BlastWrap® products.

SEC Reports Available on Website

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other SEC filings are available on the SEC’s website as well as our company website at www.highcomglobal.com.

Item 1.A Risk Factors

An investment in our common stock involves major risks. Before you invest in our common stock, you should be aware that there are various risks, including those described below. You should carefully consider these risk factors together with all of the other information included in this Form 10-K before you decide to purchase shares of our common stock.

Purchase of our stock is a highly speculative and there can be no assurances that our operations will be profitable. Prior to 2014, we had been operating at a loss since inception and we have an accumulated deficit of approximately $9 million. At December 31, 2017, we have shareholder equity of approximately $9,584,078 as compared to shareholder equity of approximately $9,666,530 at December 31, 2016. Although we have operated at a profit for three of the last four years since 2014, we can provide no assurances that our future operations will be profitable. Accordingly, investors who own shares of our Common Stock could lose their entire investment.

Although we had a working capital surplus of approximately $2,000,000 at December 31, 2017, there can be no assurances that we will be able to meet our obligations as they become due and payable. At December 31, 2017, we had a working capital surplus of approximately $2,000,000. While Management is projecting increased sales in 2018 as compared to the comparable period of the prior year and the expectation is that we will be able to meet our obligations as they become due and payable, we can provide no assurances that we will be successful in this regard.

Controlling Interest. As set forth in Item 12, one corporation has beneficial control over common stock and warrants representing 58% of the Company. We cannot predict what changes will be instituted by our controlling stockholder in the Company’s management and/or directors and in the direction of the Company.

Business and Operational Risks

The following are the major business and operational risks related to our HighCom Armor subsidiary:

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

HighCom Armor faces intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.

HighCom Armor operates in intensely competitive markets that are characterized by competition from major domestic and international companies in our business and from a large number of competitive companies and alternative solutions in our security business. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, domestic ballistic plates to lower priced or comparable foreign alternatives would adversely affect our business. Some of HighCom Armor’s competitors have greater financial, technical, marketing, distribution, and other resources and, in certain cases, may have lower cost structures than we possess and that may afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices on raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to customer requirements more effectively and quickly than HighCom Armor can.

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

We are primarily dependent upon the sales activities of HighCom Armor. Currently, the Company is devoting primarily all of its manpower and capital resources to the operations of HighCom Armor, which accounts for substantially all of our sales activities. If our parent corporation, HighCom Global, chooses to devote resources toward the development of sales in its traditional BlastWrap business, these sales activities may not be successful. We can provide no assurances that our operations will be able to operate profitably in the future.

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

We have a limited market for our common stock which causes the market price to be volatile and to usually decline when there is more selling than buying on any given day. Our common stock currently trades on the OTC-QB Venture® marketplace under the symbol “HCGS.” However, at most times in the past, our common stock has been thinly traded and as a result the market price usually declines when there is more selling than buying on any given day. As a result, the market price has been volatile, and the market price may decline immediately if you decide to place an order to sell your shares.

The market price of our common stock is highly volatile and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price. Our common stock has been historically thinly traded and the market price has been highly volatile. For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

●	announcements of new products or sales offered by HighCom Armor or its competitors;

●	actual or anticipated variations in quarterly operating results;

●	changes in financial estimates by securities analysts;

●	changes in the market’s perception of us or the nature of our business; and

●	sales of our common stock.

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price. As of March 1, 2018, we had outstanding 377,154,748 shares of common stock, including an estimated 119,044,950 outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

Our common stock is currently subject to the penny stock regulations. Compliance with the penny stock regulations by broker-dealers will likely result in price fluctuations and the lack of a liquid market for the common stock and may make it difficult for you to resell your stock in market transactions.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Act is uncertain and our business and financial condition could be adversely affected. The impact of the Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Item 1.B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We do not own any real estate properties. The corporate location for HighCom Global and its subsidiaries HighCom Armor and BlastGard is Columbus, OH. HighCom Armor secured the lease for both the office and the manufacturing plant in Columbus, Ohio. In February 2011, HighCom Armor entered into a six-month lease agreement for approximately 11,200 square feet of office and warehouse space in Columbus, OH. In June 2012, HighCom Armor entered into a one-year lease agreement for approximately 16,200 square feet of office and warehouse space in Columbus, OH. In June 2013, HighCom Armor entered into a three-year lease agreement for approximately 24,160 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease was $6,967 per month through August 2016. In October 2015, HighCom Armor entered into a three-year lease agreement for approximately 32,155 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease was $9,863 per month on a month to month basis through June 2016 and is now $9,734 per month through October 2018. One satellite office is maintained in Colorado for additional sales support.

Rent expense for 2017 and 2016 was approximately $129,783 and $130,000, respectively.

Item 3. Legal Proceedings

We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Stock and Related Shareholder Matters

There is a limited public market for our Common Stock. Our common stock currently trades on the OTC-QB Venture® marketplace under the symbol “HCGS.” The following table sets forth the range of high and low sales prices for our Common Stock (rounded to the nearest penny) for each quarterly period indicated, in the last two fiscal years.

Quarter Ended	High Sales	Low Sales
March 31, 2016	$0.013	$0.006
June 30, 2016	$0.015	$0.008
September 30, 2016	$0.016	$0.004
December 31, 2016	$0.011	$0.006

March 31, 2017	$0.013	$0.013
June 30, 2017	$0.024	$0.021
September 30, 2017	$0.021	$0.020
December 31, 2017	$0.022	$0.014

The quotations reflect inter-dealer prices, without retail markup, markdown or commission.

Holders

As of March 13, 2018, there were approximately 280 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

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

Sales of Unregistered Securities

From January 1, 2016 to December 31, 2017, we had no sales or issuances of unregistered common stock, except as follows:

In January 2016, the Company issued 30,000,000 shares of common stock as a conversion of debt in the amount of $300,000. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

In December 2017, the Company issued 10,178,570 shares of common stock for the cashless exercise of options valued at $97,500; and options totaling 8,571,430 were canceled in payment thereof. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with the exercise of these options.

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

Overview

Substantially all our sales are from the operations of our subsidiary, HighCom Armor. HighCom Armor provides a wide range of security products and personal protective gear (including tactical armor) that are tailored and offer protection solutions to specific customer requirements. HighCom Armor caters to local law enforcement agencies, correctional facilities and municipal authorities. Given the equipment and ballistic protection solutions provided by HighCom Armor, compliance with the U.S. Department of Commerce, U.S. Department of State, U.S. Department of the Treasury and all other governmental agencies’ regulations is a high priority. HighCom Armor has sold its products in the defense and law enforcement sectors and is known for innovative technology, exceptional customer service and superior quality performance. We export our products throughout the world and have in the past sold products in Asia, Africa, Europe, Latin America and the Middle East. Many of our products are controlled for export purposes and we require end user details prior to all sales. Strict compliance with U.S. and International laws and regulations is mandatory.

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

●	Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

●	Long-lived Assets. Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

●	Goodwill. Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets we have acquired in our business combinations. We perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We will conduct our annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our share price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. We compare the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

●	Derivative Financial Instruments. We review the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

Results of Operations

Year Ended December 31, 2017 vs. 2016

For the year ended December 31, 2017, we achieved revenues of $6,217,072 as compared to $7,929,344 for the comparable period of the prior year, a decrease of $1,712,272. Our gross profit for fiscal 2017 was $2,164,940 as compared to $2,898,884 for the comparable period of the prior year, a decrease of $733,944. Management is anticipating increased sales and gross profits for 2018. We have a backlog or firm orders for the first quarter of approximately $500,000. Our gross profit percentage for 2017 and 2016 was approximately 36% for each year.

For the year ended December 31, 2017, our operating expenses were $2,839,397 as compared to $2,224,188 for the comparable period of the prior year, an increase of approximately $615,209. This increase is due to the decision by the Board to grow the company, the investment in soft armor (Topline) and additional management.

Our operating loss for the year ended December 31, 2017 was ($674,457) as compared to an operating income of $674,696 for the comparable period of the prior year. Our plant expansion in late 2015 resulted in additional personnel costs in 2017, along with an increase in our R&D costs, ISO certification and consultant fees.

For 2017, the Company had a gain from non-operating activities of $218,528 as compared a gain from non-operating activity of the comparable period of the prior year of $279,594. The differences between 2017 and 2016 relate to gains on the settlement of debt of $224,402 and $300,200 respectively, coupled with a decrease in interest expense from $20,606 for 2016 to $5,874 for 2017.

Our net loss for the year ended December 31, 2017 was ($2,119,139) as compared to a net income of $6,071,222 for the comparable period of the prior year. The primary reason for this substantial difference in net income is the reversal of a deferred income tax valuation allowance of approximately $5.1 million in 2016, and a remeasurement of the value of the deferred tax asset created by this reversal in the amount of approximately $1.8m in 2017. The reversal of this allowance in 2016 was a result of the Company’s evaluation of its continued profitability over the past three years, and the likelihood that the Company will be able to utilize its historical net operating losses in the future. The remeasurement of the deferred tax asset was a result of the Tax Cuts and Jobs Act of 2017, which reduced the corporate tax rate from 35% to 21%.

Liquidity and Capital Resources

At December 31, 2017, we had current assets of $3,004,238 as compared to current liabilities of $1,109,288, resulting in a working capital surplus of $1,894,950. During 2017, net cash provided by operating activities was $492,995. Our 2017 net loss of ($2,119,139) included an income tax provision of $1,662,882, and a gain on settlement of debt of $224,402. Amortization and depreciation expense was $103,031. During 2017, net cash used by financing activities was $211,752. During 2017, net cash used in investing activities was $25,703.

At December 31, 2017, the Company had a working capital surplus of $1,894,950. Management is anticipating increases in sales and gross profits for 2018. We have a backlog or firm orders for the first quarter of approximately $500,000. Management believes that cash flow from operations will enable the Company to meet its operating expenses as they become due and payable during 2018, although no assurances can be given in this regard. See “Risk Factors.”

During 2017, we benefited from financial resources being provided from operations rather than from additional borrowings. We anticipate that our future liquidity requirements will arise from the need to finance our operations, accounts receivable and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional capital through equity and debt financing as needed. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2017, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of December 31, 2017, and 2016.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Exercise of Warrants/Reduction of Debt

In January 2016, the Company issued 30,000,000 shares of common stock as a conversion of debt in the amount of $300,000. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

In December 2017, the Company issued 10,178,570 shares of common stock for the cashless exercise of options valued at $97,500; and options totaling 8,571,430 were canceled in payment thereof. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with the exercise of these options.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is not required to be provided by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

Item 8. Financial Statements

The information required by Item 8 and an index thereto commences on page 28, which pages follow this page.

26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of HighCom Global Security, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HighCom Global Security, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Green & Company CPAs

Tampa, FL 33618

March 30, 2018

We have served as the Company’s auditor since 2015

13907 N Dale Mabry Hwy, Suite 102	Tampa, FL 33618	813.606.4388

HighCom Global Security, Inc.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

Assets
Current assets
Cash	$525,871	$270,331
Accounts receivable, net	751,258	943,043
Inventory	1,699,770	1,931,083
Prepaid and other current assets	27,339	8,750
Total current assets	3,004,238	3,153,237

Property & equipment, net	152,441	189,002
Deferred tax asset – net	3,475,805	5,138,687
Intangible property, net	91,360	132,127
Goodwill	2,061,649	2,061,649
Deposits	10,254	10,254

Total Assets	$8,795,747	$10,684,956

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$940,395	$645,225
Accrued expenses	164,235	119,582
Customer deposits and deferred revenue	4,658	11,867
Current portion notes payable – includes related parties	-	241,752
Total current liabilities	1,109,288	1,018,426

Contingent liability	-	-
Total liabilities	1,109,288	1,018,426

Stockholders’ Equity
Preferred Stock, 1,000 shares authorized; $.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized; 377,154,748 and 366,976,178 shares issued and outstanding at December 31, 2017 and 2016	377,155	366,976
Additional paid-in capital	18,349,683	18,221,122
Minority interest	35,347	35,019
Accumulated deficit	(11,075,726)	(8,956,587)
Total stockholders’ equity	7,686,459	9,666,530

Total Liabilities and Stockholders’ Equity	$8,795,747	$10,684,956

The accompanying notes are an integral part of these consolidated financial statements.

HighCom Global Security, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

Revenues	$6,217,072	$7,929,344
Direct costs	4,052,132	5,030,460
Gross Profit	2,164,940	2,898,884

Operating expenses:
General and administrative	2,500,150	1,956,730
Research and Development	97,476	52,586
Stock based compensation	138,740	138,740
Amortization and depreciation	103,031	76,132
Total operating expenses	2,839,397	2,224,188

Operating income (loss)	(674,457)	674,696

Non-operating activity
Gains on settlement of debt	224,402	300,200
Interest expense	(5,874)	(20,606)
Total other income (expense)	218,528	279,594

Income (loss) before minority interest and income taxes	(455,929)	954,290

Minority interest loss	(328)	(21,755)
Income tax benefit (provision)	(1,662,882)	5,138,687
Net income (loss)	$(2,119,139)	$6,071,222

Earnings (loss) per share:
Basic	$(0.01)	$0.017
Dilutive	$(0.01)	$0.017

Weighted average shares outstanding
Basic	367,004,064	364,926,998
Dilutive	367,004,064	364,926,998

The accompanying notes are an integral part of these consolidated financial statements.

HighCom Global Security, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016

			Additional			Stock-
	Common		Paid in	Minority	Accumulated	Holders’
	Shares	Par	Capital	Interest	Deficit	Equity

Balance at December 31, 2015	336,976,178	$336,976	$17,791,640	$13,264	$(15,027,809)	$3,114,071

Stock issued as satisfaction of debt	30,000,000	30,000	270,000			300,000

Options issued for services			138,740			138,740

Settlement of derivative liability			20,742			20,742

Net Income				21,755	6,071,222	6,092,977

Balances at December 31, 2016	366,976,178	$366,976	$18,221,122	$35,019	$(8,956,587)	$9,666,530

Options issued for services			138,740			138,740

Exercise of options	10,178,570	10,179	(10,179)			-

Net Income (Loss)				328	(2,119,139)	(2,118,811)

Balances at December 31, 2017	377,154,748	$377,155	$18,349,683	$35,347	$(11,075,726)	$7,686,459

The accompanying notes are an integral part of these consolidated financial statements.

HighCom Global Security, Inc.

Consolidated Statement of Cash Flows

	For the Year Ended
	December 31,
	2017	2016

Cash Flows from Operating Activities:
Net income (loss)	$(2,119,139)	$6,071,222
Adjustment to reconcile Net Income to net cash provided by operations:
Minority interest gain (loss)	328	21,755
Income tax provision	1,662,882	-
Reversal of deferred income tax valuation allowance	-	(5,138,687)
Depreciation and amortization	103,031	76,132
Stock based compensation	138,740	138,740
Inventory reserve	100,000	-
Gain on settlement of debt	(224,402)	(300,200)
Changes in assets and liabilities:

Accounts receivable	191,815	37,899
Inventory	131,313	(724,861)
Other operating assets	-	11,250
Prepaid expenses	(18,589)	-
Accounts payable and accruals	534,225	184,162
Customer deposits	(7,209)	(69,052)
Net Cash Provided by Operating Activities	492,995	308,360

Cash Flows from Investing Activities:
Purchase of property and equipment	(25,703)	(35,468)
Net Cash Used by Investing Activities	(25,703)	(35,468)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable	-	1,130,771
Repayments of notes payable	(211,752)	(1,242,583)
Net Cash Used by Financing Activities	(211,752)	(111,812)

Net increase in Cash	255,540	161,080

Cash at beginning of period	270,331	109,251
Cash at end of period	$525,871	$270,331

Supplemental cash flow information:
Interest paid	$5,874	$20,606
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities

January 2016, the Company issued 30,000,000 common shares in satisfaction of $300,000 of convertible debt

January 2016, the Company financed the acquisition of equipment through a promissory note in the amount of $42,307

December 2017, the Company issued 10,178,570 common shares upon the cashless exercise of 18,750,000 stock options.

December 2017, the Company determined to record a reserve against the value of inventory of $100,000.

The accompanying notes are an integral part of these consolidated financial statements.

HighCom Global Security, Inc.

Notes to Consolidated Financial Statements

(1) Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Basis of Presentation

HighCom Global Security, Inc. (the “Company”) went public through a shell merger on January 31, 2004, in which the Company acquired BlastGard Technologies, Inc. On March 21, 2004, the Company changed its name to BlastGard International, Inc. On March 4, 2011, the Company completed the acquisition of HighCom Armor Solutions, Inc. and subsidiaries. On June 28, 2017, the Company changed its name to HighCom Global Security, Inc. These consolidated financial statements include the assets, liabilities and activities of the following:

BlastGard Technologies Inc., a 100% wholly-owned subsidiary of the Company, was a dormant Florida corporation from 2005 through June 2017 when the Company’s tangible and intangible assets relating to BlastWrap technology were transferred back into BlastGard Technologies, Inc. (“BlastGard” or “BTI”). BTI was incorporated on September 26, 2003 in the State of Florida, to design and market proprietary blast mitigation materials

HighCom Armor Solutions, Inc. (HighCom Armor) is a 98.2% owned subsidiary of the Company. Founded in 1997 and originally based in San Francisco, HighCom Armor Solutions, Inc., a California corporation, is a global provider of security equipment. HighCom Armor is a leader in advanced ballistic armor manufacturing. With a 32,865 square foot manufacturing and distribution facility located in Columbus, Ohio, HighCom Armor is well positioned for large scale and time sensitive global supply needs. We design, manufacture and/or distribute a range of security products and personal protective gear. HighCom Armor serves a wide range of customers throughout the world. Our North American customer base includes the Department of Defense and the Department of Homeland Security. We cater to local law enforcement agencies, correctional facilities and municipal authorities, as well as large corporations. We export our products throughout the world and have in the past sold products in Asia, Africa, Europe, Latin America and the Middle East. Many of our products are controlled for export purposes and we require end user details prior to all sales. Strict compliance with U.S. and International laws and regulations is mandatory. HighCom Armor’s corporate office and manufacturing facility are located in Columbus, Ohio.

Business Segments

Although the Company accounts for its operations in two separate corporations, all of its business operations are associated with Security for individuals and property. HighCom Global Security, Inc. primarily provides for corporate administration. HighCom Armor sales represent in excess of 99% of total sales and BlastGard Technologies, Inc. has only incidental sales of an immaterial amount. Therefore, the Company has determined that all business operations should be aggregated together and not reported as separate operating segments.

Concentrations – Major Customers and Major Vendors

For the year ended December 31, 2017, approximately 47% of the Company’s revenue was provided by two customers, one representing approximately 31% and the other approximately 16%.

For the year ended December 31, 2017, approximately 82% of cost of sales was provided by five vendors, with the largest supplier representing approximately 31% of cost of sales. The next largest supplier provided approximately 20% of cost of sales, with the last three making up this customer group being at 11%, 10% and 10%.

Foreign Sales

For the year ended December 31, 2017, the Company generated sales from foreign customers in the amount of $381,670, representing approximately 6% of total sales. Sales to three customers in Canada represented approximately 4%, with the balance coming from a single customer in each of the United Arab Emirates, Colombia, Mexico and New Zealand.

Principles of Consolidation

These consolidated financial statements include the assets and liabilities of HighCom Global Security, Inc. and its subsidiaries as of December 31, 2017 and 2016.

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

Level 2: Observable market-based inputs or unobservable inputs that were corroborated by market data.

Level 3: Unobservable inputs that were not corroborated by market data.

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad. The Company considered accounts more than 30 days old to be past due. The Company used the direct write off method to recognize bad debts. When an account was deemed uncollectible, it was written off as a bad debt. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at December 31, 2017.

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

The Company’s product and return policy allows for merchandise purchased directly from the Company to be returned after obtaining a Return Authorization Number during the 30-day period following date of shipment by the Company for a refund of the purchase price.

Research and Development

Research and development costs were expensed as incurred. Research and development costs totaled $97,476 and $52,586 for the years ended December 31, 2017 and 2016 respectively.

Advertising

Advertising, marketing and promotion costs were expensed as incurred. Advertising costs of $97,622 and $64,742 were incurred during the years ended December 31, 2017 and 2016, respectively.

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

Stock-based Compensation

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using assumptions for volatility, expected term, risk-free interest rate and dividend yield. We have used one grouping for the assumptions as our option grants were primarily basic with similar characteristics. The expected term of options granted has been derived based upon our history of actual exercise behavior and represents the period of time that options granted were expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility was based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield was based on the historical dividend yield. Compensation expense for stock-based compensation is recognized over the vesting period.

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2017, there were 35,500,000 vested common stock options outstanding, which were not included in the calculation of net income (loss) per share-diluted because they were anti-dilutive. In addition, at December 31, 2017 the Company had 41,801,793 remaining warrants outstanding issued in connection with convertible promissory notes and stock sales that were also not included because they were anti-dilutive.

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

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will continue to be evaluated as to impact and implemented accordingly.

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

(2) Inventory

Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.

	December 31, 2017	December 31, 2016

Raw materials	$805,029	$648,702
Work in process	222,336	240,849
Finished Goods	672,405	1,041,532

TOTAL	$1,699,770	$1,931,083

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

Property and equipment are comprised of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Equipment	$453,397	$429,417
Furniture	106,525	104,802
Moulds	45,060	45,060
Test Range	110,802	110,802

	715,784	690,081
Less accumulated depreciation	(563,343)	(501,079)

Property and equipment, net	$152,441	$189,002

Depreciation expense for the years ended December 31, 2017 and 2016	$62,264	$59,880

Depreciation expense for the next five years ended December 31,
2018	$53,100
2019	45,929
2020	34,093
2021	14,169
2022	5,150

$152,441

(4) Intangible Assets, Net

Intangible Assets are comprised of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Patents and Trademarks	$145,749	$161,278
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	-	55,000

	725,749	796,278
Less accumulated amortization	(634,389)	(664,151)

Intangible assets, net	$91,360	$132,127

Amortization expense for the years ended December 31, 2017 and 2016	$40,767	$16,252

Amortization expense for the next five years ended December 31,
2018	$9,716
2019	9,716
2020	9,716
2021	9,716
2022	9,716

$48,580

(5) Notes Payable

Notes payable at December 31, 2017 and 2016 as detailed below, is summarized as follows:

	December 31, 2017	December 31, 2016

Acquisition debt	-	30,000
Note payable – equipment	-	11,752
Note payable - individual	-	200,000
	-	241,752
Less current maturities	-	(241,752)
	$-	$-

Acquisition Debt

On March 4, 2011, the Company issued a note payable in association with the purchase of HighCom Armor Solutions, Inc. and on March 31, 2011, the Company issued a note payable in association with the purchase of Acer product designs. These acquisition notes have the following balances at December 31, 2016 and 2015:

	December 31, 2017	December 31, 2016

Acquisition note for the purchase of Acer product designs, original amount $30,000, no interest	-	30,000

	-	30,000
Less: current maturities	-	(30,000)
	$-	$-

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

Credit card payable – MasterCard

The Company utilizes an MasterCard credit card to facilitate short term cash flow demands.

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

In December 2017, the Company issued 10,178,570 common shares in a cashless exercise of 18,750,000 options.

377,154,748 shares were issued and outstanding at December 31, 2017.

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

There were no net cash proceeds from the exercise of stock options during the year ended December 31, 2017. At December 31, 2017, there was approximately $46,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized in the future

The following table represents stock option activity as of and for the twelve months ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2017	60,500,000	$0.01	8.9 years	-
Granted	-	$0.01	5.0 years	-
Exercised	(18,750,000)	-
Forfeited/expired/cancelled	(2,500,000)
Options Outstanding – December 31, 2017	39,250,000	$0.01	6.3 years	$-
Outstanding Exercisable – January 1, 2017	46,125,000	$0.02	7.9 years	$-
Outstanding Exercisable – December 31, 2017	35,500,000	$0.01	6.4 years	$-

The total grant date fair value of options vested during the twelve months ended December 31, 2017 and 2016 was $138,740 and $138,740 respectively.

The following table represents stock warrant activity as of and for the twelve months ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2017	41,801,793	$0.009	3.9 years	$-
Granted	-
Exercised	-	-
Forfeited/expired/cancelled	-
Warrants Outstanding – December 31, 2017	41,801,793	$0.009	3.9 years	$-
Outstanding Exercisable – January 1, 2017	41,801,793	$0.009	3.9 years	$-
Outstanding Exercisable – December 31, 2017	41,801,793	$0.009	3.9 years	$-

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

As of December 31, 2016, based on all the available evidence, management determined that it is more likely than not its deferred tax assets will be fully realized. Accordingly, the valuation allowance was reversed in full and $5,138,687 was recognized as a deferred tax asset at December 31, 2016 with a corresponding income tax benefit also being recognized for the year ended December 31, 2016. During the year ended December 31, 2017, the Company incurred a net loss, which created an increase in its deferred tax asset with a corresponding income tax benefit in the amount of $171,689.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $1,834,571 as additional income tax provision in the fourth quarter of 2017, the period in which the legislation was enacted. The amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was a provision of $1,834,571.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional income tax provision of $1,834,571 for the revaluation of our net deferred tax asset.

The income tax benefit (provision) consists of the following for the years ending December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Current
Federal	$159,786	$(296,566)
State	17,060	(31,663)
	176,846	(328,229)

Deferred - continuing operations
Federal	(4,659)	(20,496)
State	(498)	(2,188)
	171,689	(350,913)
Tax Cuts and Jobs Act of 2017 effect	(1,834,571)	-
Valuation allowance	-	5,489,600

Income tax benefit (provision)	$(1,662,882)	$5,138,687

As of December 31, 2017, the Company had net operating loss carry forwards of approximately $13,500,000. The federal net operating loss carry forwards will not expire as a result of the Act legislation, and state net operating loss carry forwards that will expire in 2026 through 2037.

The components of deferred tax assets and liabilities as of December 31, 2017, and 2016 is as follows:

	December 31, 2017	December 31, 2016

Deferred tax assets:
NOL and contribution carry forwards	$3,340,868	$4,927,373
Meals and entertainment	870	1,329
Share based compensation	474,588	672,873

Total deferred tax assets	3,816,326	5,601,575

Deferred tax liabilities:
Property and equipment	(106,369)	(156,868)
Goodwill	(234,152)	(306,020)

Total deferred tax liabilities	(340,521)	(462,888)

Deferred tax asset - net before valuation allowance	3,475,805	5,138,687
Less valuation allowance	-	-

Deferred tax asset - net	$3,475,805	$5,138,687

A reconciliation of the federal and state statutory income tax rates to the Company’s effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Continuing operations
Federal income tax at US statutory rate	(34.00)%	34.00%
State income tax net of federal benefit	(3.63)%	3.63%
Other items effecting timing differences	1.17%	2.43%
Tax cut and jobs act of 2017 effect	400.93%	0.00%
Valuation allowance	0.00%	(591.11)%

Effective income tax rate	364.47%	(551.05)%

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction and the State of Florida. As of December 31, 2017, the tax returns for the Company for the years ending 2013 through 2016 remain open to examination by the Internal Revenue Service and Florida Department of Revenue. The Company and its subsidiaries are not currently under examination for any period.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(8) Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2017, the Company had no funds in excess of the FDIC insurance limits.

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

Rent expense for 2017 and 2016 was approximately $129,783 and $130,000, respectively.

Prior Litigation Matter

Verde Partners Family Limited Partnership

On April 2, 2009, the Company entered into a Settlement Agreement to settle outstanding civil litigation. The civil action was pending in the Federal Court in Tampa, Florida. The Company has received an opinion of Florida counsel that any and all sums which may have been due and payable under this Settlement Agreement including principal and interest are now “time barred” under applicable statutes of limitation. The opinion of counsel based upon the foregoing is that the debt can be removed from the financial statements. Consequentially, the Company has recognized in other income, a gain on settlement of debt in the amount $122,077.

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

On November 14, 2016, the Company entered into a Consulting Agreement with Resilience Capital Inc. (“Resilience”) for Resilience to provide strategic advice as to the business of BlastGard and its subsidiary. Services will include:

a)	Assist in the evaluation of the Company’s businesses and prospects;

b)	Review and critique of the Company’s long-term business plan;

c)	Evaluate the Company’s debt capacity and alternative capital structures;

d)	Assisting the Company in the preparation of cash requirements, cash forecasts and financial projections;

e)	Assessing and analyzing potential acquisitions of, or mergers with, other entities or all or portions of their businesses;

f)	Providing advice on the formulation and, if requested, execution of the overall strategy and alternatives for the various potential sale opportunities;

g)	Advise on marketing and sales strategies, include a review and assessment of the effectiveness of the Company’s distribution arrangements;

h)	Assessing the Company’s product mix and recommending changes;

i)	Assisting in negotiations with lenders, key customers, suppliers and distributors, and strategic partners;

j)	Evaluate the Company’s manufacturing and distribution operations; and

k)	Such other duties and responsibilities, both financial and operational, assigned to it by the Company’s board of directors and accepted by the Consultant from time to time.

Resilience has agreed to provide the services of Craig Campbell, a former director of the Company, to serve as the engagement manager and, in such capacity, supervise the services provided to the Company. Mr. Campbell is the President and principal owner of Resilience.

Pursuant to the Agreement, the Company will pay Resilience an annual fee of $250,000, payable in equal monthly installments. The term of the Agreement is one year and shall automatically renew for successive one-year period until either party provides at least 60 days’ prior written notice of termination to the other party. In the event the agreement is terminated prior to the first anniversary date, the Company will be obligated to pay Resilience two monthly installments of its advisory fee.

On January 16, 2018, the Company and Resilience agreed to terminate the Consulting Agreement.

(11) Gain on settlement of debt

During the quarter ended March 31, 2016, the Company negotiated the settlement of an account payable to a single vendor for invoices from 2010 that were on the books of HighCom Armor when acquired in March 2011. The vendor conceded the full amount as settled, resulting in a gain on settlement of debt in the amount of $300,200.

The Company has recorded in other income, a gain on settlement of debt for the nine months ended September 30, 2017 in the amount of $102,325. This amount includes $30,000 recorded as Acquisition Note Payable from a transaction originating in 2010, $67,593 recorded in Accounts Payable from a transaction originating in 2011, and $4,732 representing a 50% negotiated settlement of an amount included in Accounts Payable. The Company evaluated the two transactions from 2010 and 2011 pursuant to the Florida Statute of Limitations applicable to the circumstances of each and has concluded that these amounts are time-barred in Florida and should be taken into income.

The Company has recorded in other income, a gain on settlement of debt for the twelve months ended December 31, 2017 in the amount of $122,077. This amount includes $20,157 in accrued interest recorded as Prior Litigation Matter from a transaction originating in 2009. The Company evaluated the transaction from 2011 pursuant to the Florida Statute of Limitations applicable to the circumstances and has concluded that this amount is time-barred in Florida and should be taken into income.

(12) Change in Directors and Management

On June 28, 2017, an Annual Meeting of Shareholders was held as described under Item 5.07 of the Form 8-K and in a definitive Proxy Statement which was filed with the Securities and Exchange Commission. Paul Sparkes was re-elected to the Board of Directors and continues to serve as Chairman of the Board. Craig Campbell, Curt Cronin, Andrew Blott and Bill Buckley were also elected to the Board as anticipated by the Proxy Statement.

On June 29, 2017, the Board of Directors elected Craig Campbell as Chief Executive Officer, Francis Michaud as Chief Financial Officer, and Greg Sullivan as Chief Commercial Officer. Their biographical information is set forth in the definitive Proxy Statement filed with the Securities and Exchange Commission on May 31, 2017 and incorporated by reference herein. The Proxy Statement also describes the compensation that is paid to an affiliate of Mr. Campbell, namely, Resilience Capital, Inc. Resilience was to receive an annual fee of $250,000 payable in equal monthly installments. The agreement was terminated on January 16, 2018. The other executive officers named abovewere compensated by Resilience as well

On December 29, 2017, the Company announced that Michael J. Gordon, formerly a director and Chief Executive Officer of the Company and currently the Chief Executive Officer of the Company’s subsidiaries, namely HighCom Armor Solutions, Inc. and BlastGard Technologies, Inc. retired effective December 31, 2017. Michael Bundy, who is currently acting as the President and Chief Operating Officer of HighCom Armor has become the interim Chief Executive Officer. Also, Greg Sullivan, Chief Commercial Officer of the Company, resigned earlier in the month from his position with HighCom Global.

On January 16, 2018, the Company announced that Craig Campbell, an executive officer and director of the Company, submitted his resignation to the board effective Tuesday, January 16, 2018. Francis Michaud, who is presently serving as Chief Financial Officer of the Company, was elected to the board of directors to fill the vacancy left by Mr. Campbell and he was appointed to serve as Chief Executive Officer.

On March 27, 2018, Bill Buckley, Chair of the Audit Committee and a Director of the Company, submitted his resignation effective the same day.

(13) 2017 Annual Meeting

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

(14) Subsequent Events

The Company has evaluated all subsequent events through the filing date of this form 10-K for appropriate accounting and disclosures, and there are no subsequent event disclosures required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2017.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 27, 2018, Bill Buckley, Chair of the Audit Committee and a Director of the Company, submitted his resignation effective the same day.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has a Board of Directors which is currently comprised of five members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of our Board of Directors and our executive officers and their respective age and position are as follows:

Name	Age	Position with Registrant	Director or Officer of Registrant Since

Michael L. Bundy	38	CEO & President of HighCom Armor	March 2011
Chad Aaron Wright	36	VP Operations of HighCom Armor	September 2015
Francis Michaud	41	CEO & CFO of HighCom Global / Director	June 2017
Paul Sparkes (1) (2)	54	Chairman of the Board	August 2015
Bill Buckley (2) (3)	69	Director	June 2017
Andrew Blott (2)	45	Director	June 2017
Curt Cronin (2)	41	Director	June 2017

(1)	Mr. Sparkes is not an executive officer of the Company.

(2)	Independent Director

(3)	Bill Buckley resigned his position as a member of the board of Directors and Chair of the Audit Committee on March 27, 2018.

Biographies of Executive Officers

Michael L. Bundy – In March 2011, Michael L. Bundy was retained as the Chief Operating Officer for HighCom Global and is currently interim CEO and President of HighCom Armor. Mr. Bundy has served as both a Director of Operations and Vice President for HighCom Armor in San Francisco from January 2006 through October 2010, where he was responsible for the daily management of operations and logistics. Mr. Bundy has been tasked with overseeing the operational and compliance processes for the combined companies. From March 2000 through January 2005, Mr. Bundy was the President and Managing Member of Castle Logistics, LLC. Castle provided full service transportation intermediary and freight brokerage services for both small and large businesses. Through Castle, Mr. Bundy played a strategic role in helping to develop and implement supply chain management processes and policies to help support the delivery of both raw/finished goods for a number of large publicly traded companies such as; Wal-Mart, Home Depot, Target, K-Mart, Lowes, Sears, Coors Brewing, Pepsi Bottling Group, and several others. Mr. Bundy is currently in the process of earning his BS in Business Management and looks forward to completing his MBA in Organizational leadership, both through Colorado State University. Mr. Bundy also holds several unique and critical certifications with regards to his new position with our company, these include; “TIA Certified Transportation Broker”, “Certified RABQSA Quality Lead Auditor”, and most importantly, he has been recognized by the International Import Export Institute as a “Certified U.S. Export Compliance Officer as 2010”.

Chad Aaron Wright - On September 1, 2015, the Board of Directors elected Chad Wright as Vice President of Operations - Manufacturing and Distribution. Mr. Wright oversees our manufacturing and distribution operations in Columbus Ohio as well as our research and development programs. Mr. Wright has earned a tremendous reputation in the industry over the past decade working for some of the most successful armor experts and companies in business today. From 2002 to 2008, Mr. Wright worked for Composix Company located in Newark OH, producing specialized vehicle parts and fuel tanks for military equipment. In 2004, Mr. Wright became the General Production Manager, overseeing day to day operations in production areas, in addition to setting up internal QMS, inventory, ISO implementation, shipping & receiving, logistics of freight and machinery, inventory management, etc. as well as overseeing all testing and evaluation of contracted equipment at off-site testing facilities. Mr. Wright’s R&D team designed, developed, and tested multiple armor applications for vehicle, body armor and various other armor applications. In 2008 and 2009, Mr. Wright worked for Tencate Advanced Armor. As their ballistics lab manager, Mr. Wright’s duties were working with the QC, testing various lot samples from in house production of ballistic fabrics, in addition to R&D projects to develop armor systems and test plans. In 2009, Mr. Wright joined HighCom Armor Armor, where Mr. Wright performed similar R&D and Ballistic Lab duties. Mr. Wright specifically helped establish an R&D area to effectively carry out corporate tasks that would comply to the ISO 9001 standards. In 2011, Mr. Wright took over as General Plant/Production Manager where he established HighCom Armor’s Columbus Production Facility and is currently Vice President of Manufacturing. Mr. Wright oversees all operations within the Columbus facility, including but not limited to: production, shipping & receiving, order fulfilment, R&D, ballistic lab, quality control, employees, purchasing, NIJ documentation, third party lab testing, FIT Audits, ballistic data reports, compliant model build sheets, cost control on materials and facility, effective lean production methods, and maintaining our ISO/BA9000 certification as a manufacturer of high quality, cost effective protective armor that meets and exceeds industry standards.

Francis Michaud – In June 2017, Francis Michaud was retained as CFO of HighCom Global. In January 2018, Francis Michaud assumed the role of CEO as well and was appointed to fill a vacancy on the board of directors. Mr. Michaud is a bilingual finance executive with proven track record of achievements in demanding environments and financially challenging times. Mr. Michaud demonstrated continuous success in delivering results, building high impact teams, building strategic alliances with cross-functional leaders, and streamlining/standardizing processes to enhance productivity and profitability. Mr. Michaud began his career in public accounting with Deloitte and Touche LLP in performing audit, compliance, and special engagements in a wide variety of industries, including: Real Estate, Financial Institutions, Healthcare, Service Industry, Manufacturing, Retail, Education, IT, Automotive, Non-For-Profit. Subsequently, Mr. Michaud transitioned to positions in the regulatory environment of investment and mutual fund dealers. His prior experience also includes a number of senior roles in finance at Home Depot Canada including rebuilding and managing the Internal Audit Department, managing the Financial Planning and Analysis Department before joining the Merchandising Finance Team. Most recently CFO and VP of Corporate Administration at Total Security Management and CFO of Resilience Capital. Mr. Michaud holds the designation of Charter Public Accountant / Certified General Accountant and a B.Comm (honors) degree from Queens University School of Business.

Paul Sparkes - In August 2015, Paul Sparkes was appointed to fill a vacancy on the board of directors and agreed to serve as the Company’s non-executive chairman of the board of directors. Mr. Paul Sparkes is an accomplished Canadian business leader with over twenty years’ experience in media, finance, capital markets and Canada’s political arena, which diversified experience particularly qualifies him for service on the Company’s board. Most recently Sparkes was Executive Vice Chair, Director and co-founder of Difference Capital Financial, a TSX-listed specialty finance company that invests in media, technology, health care and U.S. real estate. He is currently a corporate director, advisor and deal maker for growth companies in the media, technology and entertainment sectors. Previously, Sparkes was Executive Vice President, Corporate Affairs for CTVglobemedia (now Bellmedia), where he had oversight for corporate matters including strategy, regulatory, public and government affairs, communications, corporate social responsibility, as well as all sponsorship for CTVglobemedia Inc., and its divisions, including 27 conventional TV stations, 29 specialty and pay TV channels, 34 radio stations, The Globe and Mail, and Canada’s Olympic Broadcast Media Consortium. Over the course of his decade long tenure at CTVglobemedia, Sparkes led the development and implementation of successful public affairs strategies and major campaigns in support of corporate, board and regulatory priorities over transitions including changes in shareholders, ownership structure as well as corporate acquisitions and divestitures.

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

Bill Buckley - In June 2017, Bill Buckley was elected at the annual shareholder meeting to fill a vacancy on the board of directors. Mr. Buckley served as the Chief Executive Officer of ShawCor Ltd. from June 30, 2005 to May 1, 2014. He served as the President of ShawCor Ltd. from June 30, 2005 to September 3, 2013. He served as an Executive Vice President of Shawcor Ltd., from 1996 to July 1, 2005 and its Chief Operating Officer from December 2000 to July 1, 2005. He served as the President of Bredero Shaw Division of Shawcor Ltd. from August 2004 to April 2005. Mr. Buckley joined ShawCor in 1994 following 23 years with a leading international electrical/electronics components manufacturer, including five years as President of the Canadian and Australian operations. He has an excellent record of growth and expansion of ShawCor’s non-pipe coating operations. He served as the Chairman of Electro-Federation Canada. He serves as a Member of the Supervisory Board at Sercel Holding S.A. He served as a Director of ShawCor Ltd. since August 4, 2005 until May 12, 2015. Mr. Buckley served as a Director of Hammond Power Solutions Inc. He has an ICD.D certification. Mr. Buckley holds a degree in Mechanical Engineering from the University of Toronto and an MBA from York University and has completed the AMP program at the Harvard Business School.

Andrew Blott - In June 2017, Andrew Blott was elected at the annual shareholder meeting to fill a vacancy on the board. Mr. Blott founded Quantum Capital in 2004 and led the firm’s investment in Apache Industrial Services, Don Best Sports, Skyway Canada Limited and RailCrew Express. Prior to founding Quantum, Mr. Blott was financial advisor to Borealis Capital to value, structure and underwrite Canada’s first and second “Public-to-Private-Partnership (P3)” healthcare initiatives. Previously, Mr. Blott spent ten years on Wall Street originating and structuring Leverage Buyouts, Mergers & Acquisitions and Leverage Finance transactions at firms including Credit Suisse First Boston, Salomon Smith Barney, Banc of America Securities and CIBC World Markets. Mr. Blott has completed over 30 leveraged buyouts and follow-on financings, merger, acquisitions and divestitures. His transaction experience also involved negotiating with well-known large-cap companies, such as, Phillip Morris, Nabisco and United Parcel Service to effect leverage buyouts. Mr. Blott is a Director of Apache Industrial Services, a leading provider of multi-craft industrial services to the North American process and industrial infrastructure markets; Skyway Canada Limited, an industry leading Canadian scaffolding services provider; SIR Corp, a leading Canadian casual dining restaurant chain with multiple brands including Jack Astor’s; Lone Star Texas Grill, a Texas themed Canadian restaurant chain; and RailCrew Xpress, an industry leading provider of logistics services to the US Class One railways. Mr. Blott holds officer positions and is Chairman of the Audit Committees of Apache Industrial Services, Skyway Canada, RailCrew Xpress and Lone Star Texas Grill. Mr. Blott also serves on the Real Estate Committee, Compensation Committee and Audit Committees of SIR Corp. He has been a member of the Maple Leaf Chapter of Young Presidents Organization since 2008.

Curt Cronin - In June 2017, Curt Cronin was elected at the annual shareholder meeting to fill a vacancy on the board of directors. Mr. Cronin is an expert on Leading High-Performance Teams, Former Navy SEAL. Over his 16-year-long career as a Navy SEAL, Curt Cronin deployed thirteen times and spent more than four years overseas. In that time, living and working in an environment where milliseconds made the difference between life and death and winning and losing, he honed his talent as a catalyst for transformation and rose to eventually lead the nation’s premier SEAL assault force. As a SEAL leader, he maximized his team’s effectiveness by forging unique and unlikely alliances. He transformed an offensive unit of Navy SEALs into a defensive Presidential protection unit in the midst of combat and single-handedly created the model for multi-disciplinary counter-terrorism operations out of a widely disparate patchwork of organizations as part of an Embassy team in the Middle East. Curt’s experiences as a SEAL reinforced his fundamental belief that the competitive edge for any organization in the information age is neither technology nor information, but the unparalleled power of an aligned team.

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

Code of Ethics

On August 4, 2004, the Board of Directors established a written code of ethics that applies to our senior executive and financial officers. A copy of the code of ethics may be obtained by any person, without charge, who sends a written request to HighCom Global Security, Inc., c/o Investor Relations, 2901 E 4th Avenue, Unit J, Columbus, Ohio 43219.

COMMITTEES

We have no nominating committee of the Board of Directors or committees performing similar functions. In February 2006, we established a Compensation Committee and Audit Committee and in March 2007, we established a Management Committee.

Compensation Committee

In March 2007, our Board of Directors established a Compensation Committee and adopted a written charter. Our Compensation Committee currently consists of Andrew Blott as Chairman, along with Curt Cronin and Paul Sparkes. Our Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from time to time; however, such functions shall, at a minimum, include the following:

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

During fiscal 2017 and 2016, the Compensation Committee had total of three meetings.

Management Committee

In March 2007, our Board of Directors established a Management Committee and adopted a written charter. The current members of our Management Committee consist of Paul Sparkes as Chairman, along with Bill Buckley. The charter includes, among other things, the following responsibilities of the Management Committee:

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

During fiscal 2017 and 2016, the Management Committee had a total of three meetings.

Audit Committee

The current members of the Company’s audit committee are Bill Buckley as Chairman, along with Curt Cronin and Paul Sparkes, each of whom Management believes is an independent director and may be deemed to be a “Financial Expert” within the meaning of Sarbanes Oxley Act of 2002, as amended. Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’ board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered.” Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years; (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of HighCom Global has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of HighCom Global’s outside auditor. The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

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

During fiscal 2017, the audit committee, which presently consists of Bill Buckley, Curt Cronin and Paul Sparkes, reviewed the annual audit and quarterly information before filings were made and issued such filings with management and the external auditors.

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

HighCom Global Security, Inc.

2901 E 4th Avenue, Unit J

Columbus, OH 43219

Attn: Francis Michaud, Chief Executive Officer

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

Communications with the Board

Stockholders may communicate with the Company by writing to: HighCom Global Security, Inc., Attention: Francis Michaud, 2901 E 4th Avenue, Unit J, Columbus, OH 43219. Communications received from stockholders are forwarded directly to the Board, or to any individual member or members, as appropriate, depending on the facts and circumstances outlined in the communication. The Board has authorized the Chief Executive Officer of the Company to exclude communications that are patently unrelated to the duties and responsibilities of the Board, such as spam, junk mail and mass mailings. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out by the Secretary pursuant to the policy will be made available to any non-management director upon request.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent stockholders are required by the Commission’s regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2017, Francis Michaud, Bill Buckley, Andrew Blott and Curt Cronin, executive officers and/or directors of the Company each filed one or more Form 3’s, Form 4’s or Form 5’s late with the SEC.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2017 and 2016 by (1) each person who served as the principal executive officer of the Company during fiscal year 2017; and (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2017 with compensation during fiscal year 2017 of $100,000 or more.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards	Warrant/ Options Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2) (3)	Total ($)
Michael Bundy,	2017	$125,000	(4		$116,888	-0-	-0-	-0-	-0-	-0-	$241,888
Divisional CEO/P	2016	$125,000	(4)		$94,610	-0-	-0-	-0-	-0-	-0-	$219,610

Chad Wright,	2017	$89,000	(4)		$55,319	-0-	-0-	-0-	-0-	-0-	$144,319
Divisional VP	2016	$79,000	(4)		$47,305	-0-	-0-	-0-	-0-	-0-	$126,305

Michael J. Gordon,	2017	$125,000	(4)		$91,472	-0-	-0-	-0-	-0-	-0-	$216,472
Former CEO	2016	$125,000	(4)		$94,610	-0-	-0-	-0-	-0-	-0-	$219,610

Craig Campbell	2017	$-0-	(5)	$		-0-	-0-	-0-	-0-	-0-	$-0-
Former CEO

Francis Michaud	2017	$-0-	(5)	$		-0-	-0-	-0-	-0-	-0-	$-0-
CFO

(1)	The options and restricted stock awards presented in this table reflect the full fair value as of the date of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)	Salary includes commissions and accrued cash compensation. The salary paid to all key employees in 2016 and 2017 included commissions based on total quarterly sales.

(5)	Any and all compensation paid to Craig Campbell and Francis Michaud were paid through a services contract with Resilience Capital, Inc.

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

None of the outstanding common share purchase options or other equity-based awards granted to or held by any named executive officer in 2017were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2017.

	Option Awards					Stock Awards
								Equity Incentive	Equity Incentive Plan Awards:
Name	Number of Securities Under- lying Unexer- cised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael Bundy	10,000,000	0	0	$0.01	11/11/2023	2,000,000	0	0	0
	10,000,000	0	0	$.009	08/30/2025	3,750,000	0	0	0

Chad Wright	5,000,000	0	0	$0.01	11/11/2023	1,000,000	0	0	0
	5,000,000	0	0	$.009	08/30/2025	1,875,000	0	0	0

As of December 31, 2017, Craig Campbell and Francis Michaud do not own any options. In December 2017, Michael Gordon, immediately prior to his retirement from the Company, was issued 10,178,570 shares of common stock in exchange for the cashless exercise of 18,750,000 options. Options totaling 8,571,430 valued at $97,500 were canceled as part of this transaction.

Employment Agreements

On September 1, 2015, the Company entered into one-year employment agreement with Michael Bundy, interim Chief Operating Officer of HighCom Armor. The agreement automatically renews after the expiration of the initial term (and yearly thereafter) for a period of one year unless either party gives the other party written notice, at least 90 days prior to the end of the then existing term that the employment is to terminate. Mr. Bundy receives an annual salary of $125,000 plus a 1.2% quarterly bonus on HighCom Armor sales. Mr. Bundy also received options to purchase 10 million shares of the Company’s Common Stock exercisable at $.009 per share from the date of vesting over a period of up to ten years. Of the 10 million options, 5 million are immediately vested and the balance of the options vest over a period of four additional years. Mr. Bundy’s employment agreement can be terminated without cause only by giving 90 days prior notice as described above. If terminated without cause, employee is entitled to full compensation during the instant, pending term. In the event employee is terminated for cause as defined in the agreement or due to the death of the employee, such employee will be paid his compensation through the termination date of his employment. Mr. Bundy is bound by an agreement not to compete during the term of their employment agreement and for a period of one year after the expiration of his employment agreement.

On September 1, 2015, the Company entered into an employment agreement with Chad Wright to serve as the HighCom Armor’s Vice President of Manufacturing and Distribution. Mr. Wright’s agreement is for a term of one year and automatically renews after the expiration of the initial term (and yearly thereafter) for a period of one year unless either party gives the other party written notice, at least 90 days prior to the end of the then existing term that the employment is to terminate. Mr. Wright receives an annual salary of $63,000 plus a .06% quarterly bonus on HighCom Armor sales. In May 2016, Mr. Wright’s salary was increased to an annual salary of $87,000. Mr. Wright received options to purchase 5 million shares of the Company’s Stock exercisable at $.009 per share from the date of vesting over a period of up to ten years. Of the 5 million options, 2.5 million are immediately vested and the balance of the options vest over a period of four additional years. Mr. Wright’s employment agreement can be terminated without cause only by giving 90 days prior notice as described above. If terminated without cause, employee is entitled to full compensation during the instant, pending term. In the event employee is terminated for cause as defined in the agreement or due to the death of the employee, such employee will be paid his compensation through the termination date of his employment. Mr. Wright is bound by an agreement not to compete during the term of his employment agreement and for a period of one year after the expiration of his employment agreement.

Michael Bundy and Chad Aaron Wright are continuing to receive their compensation pursuant to their prior employment agreements.

Michael Gordon, former CEO and a director of the Company, who served as Chief Executive Officer of the Company’s wholly-owned subsidiaries HighCom Armor and BTI during 2017, retired on December 31, 2017. Mr. Gordon was acting as a paid consultant for the first two months of 2018.

Compensation of former CEO, Craig Campbell and CFO Francis Michaud

See Note 10 regarding a description of our agreement with Resilience Capital, a company in which Craig Campbell is a principal.

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

Compensation

In fiscal 2016 and 2017, no cash compensation was paid out to directors of the Company. Mr. Sparkes entered into a consulting agreement as described above. Options of the Company were granted to various board members in connection with their services to the Company. As of March 1, 2018, the Company has outstanding options to purchase 39,250,000 shares at prices ranging from $.009 per share to $.01 per share. Michael Bundy owns options to purchase 20,000,000 shares; Chad Wright owns options to purchase 10,000,000 shares; and Paul Sparkes has an option to purchase 1,500,000 shares. All other options outstanding were granted to persons who are not existing officers and directors of the Company.

Our independent directors: Paul Sparkes, Bill Buckley, Andrew Blott and Curt Cronin were each granted an annual retainer and per-meeting fee for serving as Board members. The amounts are as follows: 1. $20,000 annually for serving on the Board; 2. $5,000 additional for serving as the “head” or Chair of the Audit Committee; 3. The Chairman of the Board to receive $30,000 as total compensation annually for said services; 4. For telephonic meetings, an additional $500; and 5. For in-person meeting another $2,000. As of December 31, 2017, there was $62,500 in accrued director compensation that can be paid in cash or converted in the Company’s common stock.

Summary of Director Compensation for 2017

The following table shows the overall compensation earned for the 2017 fiscal year with respect to each non-employee and non-executive director as of December 31, 2017.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Sparkes Director	$19,000	0	$0	0	0	0	$19,000
Bill Buckley Former Director	$16,500	0	$0	0	0	0	$16,500
Andrew Blott Director	$13,000	0	$0	0	0	0	$13,000
Curt Cronin Director	$14,000	0	$0	0	0	0	$14,000
Craig Campbell Former Director	$0	0	$0	0	0	0	$0

(1)	No options and restricted stock awards were presented in this table. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal years for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

Eligibility

Our officers, employees, directors and consultants of HighCom Global and our subsidiaries are eligible to be granted stock options, and Common Stock Awards. Eligibility shall be determined by the Board; however, all Options and Stock Awards granted to officers and directors must be approved by the Board.

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

Awards

On December 30, 2017, options to purchase 18,750,000 common shares were exercisedresulting in 10,178,570 shares being issued as a result of the cashless exercise of options. The 2005 Plan expired on November 30, 2015 and no awards may be granted after that date. No further individuals will receive future awards under the 2005 Plan. As of March 1, 2018, the Company has outstanding options to purchase 39,250,000 shares at prices ranging from $.009 per share to $.01 per share. Michael Bundy owns options to purchase 20,000,000 shares. Chad Wright owns options to purchase 10,000,000 shares. Paul Sparkes has an option to purchase 1,500,000 shares. All other options outstanding were granted to persons who are not existing officers and directors of the Company. As of December 31, 2017, the Company’s Common Stock had a closing sales price of $.021 per share. Accordingly, all of the Company’s outstanding options were in the money.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2018 by our executive officers and directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage Outstanding (2)
Michael Bundy (3)	20,000,000	*
Francis Michaud	500,000	*
Chad Wright (4)	10,000,000	*
Paul Sparkes (5)	2,000,000	*
Bill Buckley	0	*
Andrew Blott	500,000	*
Curt Cronin	0	*
Includes all officers and directors as a group (seven persons) (6)	33,000,000	.08%
Alpha Capital Anstalt Pradafant 7 Furstentums 9490 Vaduz, Liechtenstein	32,229,356	8.5%
2538093 Ontario Inc. (7)	242,830,155	58.0%

*	Represents less than 1% of the outstanding shares of Common Stock.

(1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o HighCom Global Security, Inc. at 2901 E 4th Avenue, Unit J, Columbus, OH 43219.

(2)	Based upon 377,154,748 shares of Common Stock outstanding as of March 1, 2018, plus the amount of shares each person or group has the right to acquire under options, warrants, rights, conversion privileges, or similar obligations.

(3)	Includes options to purchase 20,000,000 shares of common stock.

(4)	Includes options to purchase 10,000,000 shares of common stock.

(5)	Includes options to purchase 1,500,000 shares of common stock.

(6)	Includes options to purchase 31,500,000 shares.

(7)	2538093 Ontario Inc. owns 200,528,362 shares and warrants to purchase 41,801,793 shares. Also includes 500,000 shares owned by Craig Campbell, managing partner and former CEO and director of the Company.

We do not know of any arrangement or pledge of its securities by persons now considered in control of us that might result in a further change of control of us.

Equity Compensation Plan Information

The following summary information is as of March 1, 2018 and relates to our 2005 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)

Equity compensation Plans (1)	39,250,000	(2)	-0-

(1)	Our Plan has not been approved by stockholders.

(2)	Exercise prices of options range from $.009 per share to $.01 per share.

Item 13. Certain Relationships, Related Transactions and Director Independence

During the last two fiscal years ended December 31, 2017, we entered into the following transactions in which our current officers and directors had a material interest, exclusive of employment contacts and compensation described under Item 11 of this Form 10-K.

(i) On March 8, 2011, BlastGard’s Board of Directors ratified, adopted and approved that James F. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); Michael J. Gordon’s accrued salary of $160,000 (20 months at $8,000 per month covering May-December 2009, January-October 2010 and January-February 2011); and Morse & Morse, PLLC’s accrued legal bill of $67,025 be converted into a Convertible Non-Interest Bearing Demand Note, convertible into Common Shares of BlastGard at $.05 per share at the Noteholder(s) discretion. On November 11, 2013, the Board of Directors approved the lowering the conversion price from $.05 per share to $.01 per share on these Notes. In January 2016, $300,000 of the aforementioned convertible debentures were converted in 30,000,000 shares of the Company’s common stock and the balance paid out in cash.

Background of Secured Financings of BlastGard and Conversion into Common Stock

On April 4, 2013, Alpha Capital Anstalt, closed on an agreement dated March 21, 2013 (the “Purchase and Exchange Agreement”) with 8464081 Canada Inc. (the “Purchaser”) to sell to the Purchaser and its assignees the Company’s Debt in the principal amount, including accrued interest thereon, of $1,267,770. (which excludes $182,000 of the principal due on this note that was maintained by Alpha Capital) owned by it plus warrants to purchase 104,333,335 shares (exercisable at $0.01 per share). On April 23, 2013, the aforementioned secured note holders converted their debt in the principal amount of approximately $1.451 million including accrued interest thereon into 161,269,410 shares of common stock at a conversion price of $.009 per share. Of the 161,269,410 shares, 132,426,499 shares were issued to 2538093 Ontario Inc. (formerly known as 8464081 Canada Inc.), 20,222,222 shares were issued to Alpha Capital Anstalt and 8,620,689 shares were issued to Laurentian Bank Securities ITF Robocheyne Consulting Ltd. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act of 1933, as amended.

Also, pursuant to the Purchase and Exchange Agreement by and among Alpha Capital Amstalt (the “Seller”), 2538093 Ontario Inc. (the “Purchaser”) and the Company, the parties agreed to the following:

●	Purchaser has the right to nominate and appoint to the Board at least 50% of the Board members and;

●	Purchaser has a right of first refusal to participate in future financings up to its pro rata share of Common Stock of the Company.

This transaction resulted in the Purchaser, namely, 2538093 Ontario Inc., acquiring control of the Company through its acquisition of Warrants to purchase 104,333,335 shares of Common Stock and its acquisition of secured debt in the principal amount of $1,267,770, which together with accrued interest thereon, was convertible at $.009 per share. The Purchaser paid Seller approximately $1.82 million to acquire control of the Company.

Exercise of Warrants/Reduction of Debt

In September 2014, HighCom Global issued to 2538093 Ontario Inc. 33,608,200 shares of common stock for exercise of warrants valued at $302,479. Exemption from registration is claimed under Section 4(2) of the Securities Act.

The Company owed approximately $435,376. to Fifth Third Bank which was personally guaranteed by the former CEO of HighCom Armor. In 2013, 2538093 Ontario Inc. purchased the Company’s note from Fifth Third Bank and took an assignment of the civil judgment on the note entered into against both HighCom Armor and its former CEO. The indebtedness was reduced to a civil judgment by the bank in the Ohio state court system. The net proceeds of the September 2014 warrant exercise described in the preceding paragraph were utilized to release the Company from its obligations under the note.

On September 14, 2015, HighCom Global issued 3,000,000 shares of common stock for the exercise of convertible debentures valued at $30,000. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

On November 11, 2015, HighCom Global issued 5,570,321 shares of common stock as a conversion of debt in the amount of $50,133. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

On January 25, 2016, HighCom Global issued 30,000,000 shares of common stock as a conversion of debt in the amount of $300,000. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

Purchase of HighCom Armor Solutions, Inc.

As previously reported, on January 25, 2011, HighCom Global Security, Inc. (“HighCom Global”) entered into a binding Letter of Intent (“LOI”) with HighCom Armor Solutions, Inc. (“HighCom Armor”) under which HighCom Global will acquire 98.2% of the common stock of HighCom Armor from the stockholders of HighCom Armor, none of whom are affiliates of HighCom Armor. HighCom Armor was a worldwide security equipment provider based in San Francisco, California. HighCom Armor designed, manufactured and distributed a unique range of security products and personal protective gear. HighCom Global and HighCom Armor agreed to consummate a Stock Purchase Agreement, subject to the approval of all necessary parties, agencies or regulatory organizations. As of the signing of the agreement, HighCom Global immediately assumed the operations of HighCom Armor and started to provide financing for the operations while a definitive agreement was drawn up over the next 90 days.

As stated above, the LOI contemplated several closing conditions and the closing in escrow with a possible of rescission if the State Department does not reinstate HighCom Armor’s export license. On March 4, 2011, among other changes the LOI was amended as follows: 1) the LOI constitutes the definitive stock purchase agreement; 2) HighCom Global issued 9,820,666 shares of its Common Stock and promissory notes totaling $196,400 to Robert Rimberg as trustee for an Irrevocable Trust FBO and Yochi Cohen and his wife, Yocheved Cohen–Charash (the “Trust”) in exchange for 1,150 shares of the outstanding 1,171 shares of HighCom Armor Common Stock, equivalent to 98.2% of the outstanding shares; 3) the parties agree to waive all closing conditions, escrow provisions and right of rescission; and 4) HighCom Global agreed for a period of 30 days to offer to purchase Ron Peled 21 shares of HighCom Armor from him or his transferee at a cost of 179,934 shares of HighCom Global Common Stock and in exchange for promissory notes totaling $3,600, with terms identical to those received by the Trust plus 1.8% of the Earn-out provisions contained in the LOI.

HighCom Global also agreed to an earn-out consisting of up to $100,000 in cash and up to 35,000,000 shares of common stock based on a pro-rata basis if revenue were to reach certain goals. HighCom Global management believed that a portion of the revenue goals were very achievable and valued the contingent consideration at 68% of the market price at the time of the agreement.

In June 2014, we entered into an agreement with Mr. Cohen to release us from any obligation to issue additional monies or stock to Mr. Cohen. We agreed to pay $174,000 of credit cards and loans for which Mr. Cohen was responsible and to indemnify him against any loss. In the same agreement, our principal stockholder 2538093 Ontario Inc., which had purchased a revolving note from Fifth Third Bank, which loan arrangement was guaranteed by Mr. Cohen, agreed to release Mr. Cohen from his liability under such loan. The principal of such loan amounted to approximately $435,376. See “Exercise of Warrants/Reduction of Debt” described above.

Board Members Who Are Deemed Independent

Our board of directors has determined that Paul Sparkes, Bill Buckley, Andrew Blott and Curt Cronin are each an “independent director.” See “Audit Committee” under” Item 10” regarding the definition of an “independent director.”

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

2017	$48,000
2016	$48,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2017	$-
2016	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017	$-
2016	$-

(4) All Other Fees

None.

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Part IV

Item 15. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (“BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.1	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 21, 2004).

3.1(A)	Amendment to Articles of Incorporation (Incorporated by reference to Form 8-K dated August 2, 2011).

3.2	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 21, 2004

10.1	Form of Purchase and Exchange Agreement dated March 21, 2013. (Incorporated by reference to Form 8-K dated April 4, 2013.)

10.2	Employment Agreement dated September 1, 2015 – Michael J. Gordon. (Incorporated by reference to Form 8-K dated September 1, 2015.)

10.3	Employment Agreement dated September 1, 2015 – Michael L. Bundy. (Incorporated by reference to Form 8-K dated September 1, 2015.)

10.4	Employment Agreement dated September 1, 2015 – Chad Wright. (Incorporated by reference to Form 8-K dated September 1, 2015.)

10.5	Consulting Agreement dated September 1, 2015 – Paul Sparkes. (Incorporated by reference to Form 8-K dated September 1, 2015.)

21.1	Subsidiaries of Registrant*

31(a)	Rule 13a-14(a) Certification – Principal Executive and Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive and Principal Financial Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

99.2	Amendment to Exhibit 99.1 (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2012.

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHCOM GLOBAL SECURITY, INC.

Dated:	March 30, 2018
		By:	/s/ Francis Michaud
Francis Michaud
Principal Executive and Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 30, 2018	By:	/s/ Francis Michaud
Francis Michaud
Director, Principal Executive and Principal Financial and Accounting Officer

Dated:	March 30, 2018	By:	/s/ Andrew Blott
Andrew Blott
Director

Dated:	March 30, 2018	By:	/s/ Curt Cronin
Curt Cronin
Director

Dated:	March 30, 2018	By:	/s/ Paul Sparkes
Paul Sparkes
Chairman of the Board

