Form 10-Q
period 2018-03-31
HighCom Global Security, Inc.
filed 2018-05-11
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:__________ to_________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2018, the issuer had 377,154,748 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

HIGHCOM GLOBAL SECURITY, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash	$273,965	$525,871
Accounts receivable	717,481	751,258
Inventory	1,815,852	1,699,770
Prepaid and other current assets	19,839	27,339
Total current assets	2,827,137	3,004,238

Property & equipment, net	138,806	152,441
Deferred tax asset - net	3,511,869	3,475,805
Intangible property, net	88,931	91,360
Goodwill	2,061,649	2,061,649
Deposits	10,254	10,254
Total Assets	$8,638,646	$8,795,747

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$897,245	$940,395
Accrued expenses	149,537	164,235
Customer deposits and deferred revenue	15,491	4,658
Total current liabilities	1,062,273	1,109,288

Contingent liability	-	-
Total liabilities	1,062,273	1,109,288

Stockholders’ Equity
Preferred Stock, 1,000 shares authorized; $.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized; 377,154,748 shares issued and outstanding respectively	377,155	377,155
Additional paid-in capital	18,349,683	18,349,683
Non-controlling interest	35,619	35,347
Accumulated deficit	(11,186,084)	(11,075,726)
Total stockholders’ equity	7,576,373	7,686,459

Total Liabilities and Stockholders’ Equity	$8,638,646	$10,684,956

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017

Revenues	$1,352,605	$1,147,069
Direct costs	881,663	644,886
Gross Profit	470,942	502,183

Operating expenses:

General and administrative	564,012	532,677
Research and Development	38,455	11,532
Amortization and depreciation	16,064	32,381
Total operating expenses	618,531	576,590

Operating loss	(147,589)	(74,407)

Non-operating activity
Other income	1,439	-
Interest expenses	-	(5,874)
Total other income (expense)	1,439	(5,874)
Loss before non-controlling interest and income taxes	(146.150)	(80,281)

Non-controlling interest (gain) loss	(272)	308
Income tax benefit (provision)	36,064	30,094

Net loss	$(110,358)	$(49,879)

Earnings (loss) per share:
Basic	$-	$-
Dilutive	$-	$-

Weighted average shares outstanding
Basic	377,154,748	366,976,178
Dilutive	377,154,748	366,976,178

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND THE YEAR ENDED DECEMBER 31, 2017

(UNAUDITED)

			Additional	Non-		Stock-
	Common		Paid in	controlling	Accumulated	Holders’
	Shares	Par	Capital	Interest	Deficit	Equity

Balances at December 31, 2016	366,976,178	$366,976	$18,221,122	$35,019	$(8,956,587)	$9,666,530

Options issued for services			138,740			138,740

Exercise of options	10,178,570	10,179	(10,179)			-

Net Income (Loss)				328	(2,119139)	(2,118,811)

Balances at December 31, 2017	377,154,748	$377,155	$18,349,683	$35,347	$(11,075,726)	$7,686,459

Net Income (Loss)				272	(110,358)	(110,086)

Balances at March 31, 2018	377,154,748	$377,155	$18,349,683	$35,619	$(11,186,084)	$7,576,373

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(110,358)	$(49,879)
Adjustment to reconcile Net Income to net cash (used) provided by operations:
Non-controlling interest gain (loss)	272	(308)
Income tax benefit	(36,064)	(30,094)
Depreciation and amortization	16,064	32,381
Changes in assets and liabilities:
Accounts receivable	33,777	418,906
Inventory	(116,082)	20,287
Prepaid expenses	7,500	-
Accounts payable and accruals	(57,848)	(134,609)
Customer deposits	10,833	283,736
Net Cash (Used) Provided by Operating Activities	(251,906)	540,420

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(4,478)
Net Cash Used by Investing Activities	-	(4,478)

Cash Flows from Financing Activities:
Repayments of notes payable	-	(207,051)
Net Cash Used by Financing Activities	-	(207,051)

Net increase (decrease) in Cash	(251,906)	328,891
Cash at beginning of period	525,871	270,331
Cash at end of period	$273,965	$599,222
Supplemental cash flow information:
Interest paid	$-	$5,874
Taxes paid	$-	$-

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018

(1) Basis of Presentation

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2017.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at March 31, 2018 and the results of operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017 have been made.

These consolidated financial statements include the assets and liabilities of HighCom Global Security, Inc. and its subsidiaries as of March 31, 2018 and December 31, 2017. All material intercompany transactions have been eliminated.

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

Concentrations – Major Customers and Major Vendors

For the three months ended March 31, 2018, approximately 53% of the Company’s revenue was provided by three customers with the largest representing approximately 21%. The next two largest customers represented approximately 19 and 13%.

For the three months ended March 31, 2018, approximately 71% of inventory purchases was provided by three vendors, with the largest supplier representing approximately 39%, and the next two approximately 16% each. The next three largest suppliers provided less than 5% of purchases each.

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

Foreign Sales

For the three months ended March 31, 2018, the Company generated sales from foreign customers in the amount of $97,673, representing approximately 7% of total sales. Sales to three customers in Canada represented less than 1%, with the balance coming from a single customer in each of the Mexico.

For the three months ended March 31, 2017, the Company generated sales from foreign customers in the amount of $106,527, representing approximately 9% of total sales. Sales to one customer in Mexico represented approximately 4% of total sales, and sales to one customer in New Zealand approximately 3%. Sales to two customers in Canada and one in United Arab Emirates represent the balance

Principles of Consolidation

These consolidated financial statements include the assets and liabilities of HighCom Global Security, Inc. and its subsidiaries as of March 31, 2018 and December 31, 2017, and its results of operations and cash flows for the periods presented.

All material intercompany balances and transactions have been eliminated for periods presented.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at March 31, 2018.

Inventory

Inventory was stated at the lower of cost (first-in, first-out) or net realizable value. Inventory consisted of materials used to manufacture the Company’s product and finished goods ready for sale.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance.

The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The five-step model requires that we;

(i)	identify the contract with the customer,
(ii)	identify the performance obligations in the contract,
(iii)	determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur,
(iv)	allocate the transaction price to the respective performance obligations in the contract, and
(v)	recognize revenue when (or as) we satisfy the performance obligation.

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue. The majority of our contracts have a single performance obligation as we provide various products that are substantially the same and are transferred with the same pattern to the customer. For contracts with multiple performance obligations, we allocate the total transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost-plus margin approach when one is not available. The Company’s product and return policy allows for merchandise purchased directly from the Company to be returned after obtaining a Return Authorization Number during the 30-day period following date of shipment by the Company for a refund of the purchase price.

Research and Development

Research and development costs were expensed as incurred. Research and development costs totaled $38,455 and $11,532 for the three months ended March 31, 2018 and 2017 respectively.

Advertising

Advertising, marketing and promotion costs were expensed as incurred. Advertising costs of $10,090 and $8,002 were incurred during the three months ended March 31, 2018 and 2017, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2018, and 2017, there were 35,500,000 and 46,125,000 vested common stock options outstanding, which were not included in the calculation of net loss per share-diluted because they were anti-dilutive. In addition, at March 31, 2018 and 2017 the Company had 41,801,793 remaining warrants outstanding issued in connection with convertible promissory notes and stock sales that were also not included because they were anti-dilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers which supersedes current revenue recognition guidance, including most industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application; however, we did not have any material adjustments as of the date of the adoption. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods.

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

(2) Inventory

Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.

	March 31, 2018	December 31, 2017
	(unaudited)

Raw materials	$809,750	$805,029
Work in process	252,325	222,336
Finished Goods	753,777	672,405

TOTAL	$1,815,852	$1,669,770

(3) Property and Equipment, Net

Property and equipment are comprised of the following at March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
Equipment	$453,397	$453,397
Furniture	106,525	106,525
Moulds	45,060	45,060
Test Range	110,802	110,802

	715,784	715,784
Less accumulated depreciation	(576,978)	(563,343)

Property and equipment, net	$138,806	$152,441

Depreciation expense for the next five years ended March 31,

2019	$50,527
2020	44,502
2021	27,485
2022	12,158
2023	4,134

$138,806

Depreciation expense for the three months ended March 31, 2018 and 2017 was $13,635 and $16,129, respectively.

(4) Intangible Assets, Net

Intangible Assets are comprised of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Patents and Trademarks	$145,749	$145,749
Websites	80,000	80,000
Lists	500,000	500,000

	725,749	725,749
Less accumulated amortization	(636,818)	(634,389)

Intangible assets, net	$88,931	$91,360

Amortization expense for the next five years ended March 31,

2019	$9,717
2020	9,717
2021	9,717
2022	9,717
2023	9,717

$48,585

Amortization expense for the three months ended March 31, 2018 and 2017 was $2,429 and $16,252, respectively.

(5) Notes Payable

The Company does not have any notes payable at March 31, 2018 and December 31, 2017.

Credit card payable - Mastercard

The Company utilizes a MasterCard credit card to facilitate short term cash flow demands

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

(6) Stockholders’ Equity

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

Common stock issuances

377,154,748 shares were issued and outstanding at March 31, 2018 and December 31, 2017.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees. The Board’s policy with respect to options is to grant options at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant.

At March 31, 2018, there was approximately $46,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized in the future.

The following table represents stock option activity as of and for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2017	39,250,000	$0.01	6.4 years	-
Granted	-	-		-
Exercised	-	-
Forfeited/expired/cancelled	-	-
Options Outstanding – March 31, 2018	39,250,000	$0.01	6.3 years	$-
Outstanding Exercisable – January 1, 2018	35,500,000	$0.01	6.4 years	$-
Outstanding Exercisable – March 31, 2018	35,500,000	$0.01	6.4 years	$-

The following table represents stock warrant activity as of and for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2017	41,801,793	$0.009	2.9 years	$-
Granted	-
Exercised	-	-
Forfeited/expired/cancelled	-
Warrants Outstanding – March 31, 2018	41,801,793	$0.009	2.9 years	$-
Outstanding Exercisable – January 1, 2018	41,801,793	$0.009	2.9 years	$-
Outstanding Exercisable – March 31, 2018	41,801,793	$0.009	2.9 years	$-

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

As of December 31, 2016, based on all the available evidence, management determined that it is more likely than not its deferred tax assets will be fully realized. Accordingly, the valuation allowance was reversed in full. As of December 31 2017, the Company had a deferred tax asset of $3,475,805. During the three months ended March 31, 2018, the Company incurred a net loss, which created an increase in its deferred tax asset with and a corresponding income tax benefit in the amount of $36,064.

(8) Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2018, the Company had no funds in excess of the FDIC insurance limits.

(9) Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Office Lease

We do not own any real estate properties. The corporate location for both HighCom Global and HighCom Armor is Columbus, OH. HighCom Armor secured the lease for both the office and the manufacturing plant in Columbus, Ohio. In October 2015, HighCom Armor entered into a three-year lease agreement for approximately 32,155 square feet of office and warehouse space in Columbus, OH. Rental payment under the new lease was $9,863 per month on a month to month basis through June 2016 and is now $9,734 per month through October 2018. A satellite office is maintained in Colorado for additional sales support.

Rent expense for the three months ended March 31, 2018 and 2017 was approximately $41,498 and $30,791, respectively.

(10) Change in Directors and Management

On January 16, 2018, Craig Campbell, an executive officer and director of the Company, submitted his resignation to the board. Francis Michaud, who was serving as Chief Financial Officer of the Company, was elected to the board of directors to fill the vacancy left by Mr. Campbell and was appointed to serve as Chief Executive Officer.

William Buckley has resigned as director of the Corporation effective March 27th, 2018.

(11) Subsequent Events

The Company has evaluated all subsequent events through the filing date of this form 10Q for appropriate accounting and disclosures, and there are no subsequent event disclosures required other than the following:

On April 5, 2018, the Company entered into an employment agreement with Francis Michaud. As Chief Executive Officer, Mr. Michaud is receiving gross monthly compensation of $13,333. He was also granted pursuant to his employment contract Non-Statutory Stock Options to purchase 10 million shares with vesting to occur over a period of four years, with 25% immediately vested.

On April 9, 2018, the Company approved a 2018 Stock Option Plan. Directors and a former director received Non-Statutory Stock Options to purchase an aggregate of 5,500,000 shares. Said options are immediately vested and are exercisable at an exercise price of $.011 per share. Of the 5,500,000 options, 1,500,000 options were granted to Paul Sparkes and the remaining options were granted in equal amounts (1,000,000 options) to the remaining three directors of the Corporation, including Francis Michaud and a former director, William Buckley.

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

The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended December 31, 2017. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company’s actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2018, have been included.

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

Results of Operations

The following information represents our results of operations for the three months ended March 31, 2018 and 2017:

For the three months ended March 31, 2018, we recognized revenues of $1,352,605 as compared to $1,147,069 for the comparable period of the prior year. In future operation periods, the Company expects growth through the addition of new distributors and from increased demand for personal body armor for both domestic and international markets.

For the three months ended March 31, 2018, gross profit was $470,942 as compared to a gross profit of $502,183 for the comparable period of the prior year. The decreased margins are primarily due to a change in product mix.

For the three months ended March 31, 2018, the Company’s operating expenses were $618,531 as compared to $576,590 for the three months ended March 31, 2017. The increased operating expenses were due primarily to increases in general and administrative expenses associated with professional services.

For the three months ended March 31, 2018, the Company had only a small amount of other income and no interest expense, as compared to the comparable period for the prior year, where the Company had interest expense of $5,874.

For the three months ended March 31, 2018, the Company had a net loss of $110,358, which included an income tax benefit of $36,064, as compared to a net loss for the comparable period of the prior year of $49,879, which included an income tax benefit of $30,094.

Backlog of Sales

As of March 31, 2018, the Company had a backlog of sales of $565,516, all of which is expected to ship in the 2nd quarter of 2018. Management believes additional sales of the Company’s HighCom products will be secured during the balance of the second quarter and in future operating periods as the Company continues to bid on numerous sizeable contracts.

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

HighCom Armor manufactures ballistic plates, ballistic shields, ballistic vests, and ballistic helmets, along with ballistic and bomb-mitigating blankets. HighCom Armor’s hard and soft armor products are made under our brand name or a private label. Our ballistic helmets are assembled at the HighCom Armor plant. Third party vendors such as Team Wendy and Ops-Core provide accessories to our ballistic helmets. For a complete description of the HighCom Armor product line, reference is made to our Form 10-K for the fiscal year ended December 31, 2017.

Liquidity and Capital Resources.

At March 31, 2018, we had cash of $273,965, a positive working capital of $1,764,864, an accumulated deficit of $(11,186,084) and stockholders’ equity of $7,576,373.

For the three months ended March 31, 2018, net cash used by operating activities was $251,906 primarily due to a loss from operations and reductions in accounts payable and accrued expenses. During the three months ended March 31, 2018, we didn’t use any cash in our investing activities. During the three months ended March 31, 2018, we didn’t use any cash in our financing activities.

Since 2016, we benefited from financial resources being provided from operations rather than from additional borrowings. We anticipate that future liquidity requirements will arise to finance our operations, accounts receivable and inventories, and for the need to fund our growth from operations, and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations. If needed, the Company may also raise additional capital through equity and debt financing. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all.

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2018, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level at the end of our most recent quarter. As part of the Company’s efforts to improve its controls and procedures, management is in the process of establishing an accounting department that will effectively address such matters as risk assessment, segregation of duties, and the reviewing and documentation of all processes. There were no changes in internal control during the quarter ended March 31, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	For the three months ended March 31, 2018, we had no sales or issuances of unregistered securities,

(b)	Rule 463 of the Securities Act is not applicable to the Company.

(c)	In the three months ended March 31, 2018, there were no repurchases by the Company of its Common Stock.

Item 3. Defaults upon Senior Securities

N/A

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information.

N/A

Item 6. Exhibits

Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to Company’s Form 10-QSB for the quarter ended March 31, 2004.)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Form 8-K dated August 2, 2011.)

3.3	By-Laws (Incorporated by reference to Company’s Form 10-QSB for the quarter ended March 31, 2004.)

31.1	Rule 13a-14(a) Certification – Principal Executive And Principal Financial and Accounting Officer*

32.1	Section 1350 Certification – Principal Executive And Principal Financial and Accounting Officer*

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHCOM GLOBAL SECURITY, INC.

Dated: May 11, 2018	By:	/s/ Francis Michaud
Francis Michaud Principal Executive and Principal Financial and Accounting Officer

