Form 10-Q
period 2018-06-30
HighCom Global Security, Inc.
filed 2018-08-02
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:___________ to___________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 20, 2018, the issuer had 386,014,460 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

HIGHCOM GLOBAL SECURITY, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash	$271,343	$525,871
Accounts receivable	641,198	751,258
Inventory	1,619,908	1,699,770
Prepaid and other current assets	31,698	27,339
Total current assets	2,564,147	3,004,238

Property & equipment, net	125,466	152,441
Deferred tax asset - net	3,505,224	3,475,805
Intangible property, net	86,502	91,360
Goodwill	2,061,649	2,061,649
Deposits	10,254	10,254
Total Assets	$8,353,242	$8,795,747

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$429,347	$940,395
Accrued expenses	65,192	164,235
Customer deposits and deferred revenue	48,183	4,658
Total current liabilities	542,722	1,109,288

Contingent liability	-	-
Total liabilities	542,722	1,109,288

Stockholders’ Equity
Preferred Stock, 1,000 shares authorized; $.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized; 386,014,460 and 377,154,748 shares issued and outstanding respectively	386,015	377,155
Additional paid-in capital	18,554,907	18,349,683
Non-controlling interest	39,858	35,347
Accumulated deficit	(11,170,260)	(11,075,726)
Total stockholders’ equity	7,810,520	7,686,459

Total Liabilities and Stockholders’ Equity	$8,353,242	$10,684,956

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$1,706,290	$1,571,443	$3,058,895	$2,718,512
Direct costs	979,579	1,009,274	1,861,242	1,654,160
Gross Profit	726,711	562,169	1,197,653	1,064,352

Operating expenses:

General and administrative	586,091	577,828	1,150,103	1,110,505
Research and Development	5,770	44,047	44,225	55,579
Stock based compensation	93,584	-	93,584	-
Amortization and depreciation	15,769	36,052	31,833	68,433
Total operating expenses	701,214	657,927	1,319,745	1,234,517

Operating profit (loss)	25,497	(95,758)	(122,092)	(170,165)

Non-operating activity
Other income	1,211	-	2,650	-
Gain on settlement of debt	-	102,325	-	102,325
Interest expenses	-	-	-	(5,874)
Total other income (expense)	1,211	102,325	2,650	96,451
Income (loss) before non-controlling interest and income taxes	26,708	6,567	(119,442)	(73,714)

Non-controlling interest (gain) loss	(4,239)	464	(4,511)	772
Income tax benefit (provision)	(6,645)	(2,646)	29,419	27,448

Net income (loss)	$15,824	$4,385	$(94,534)	$(45,494)

Earnings (loss) per share:
Basic	$-	-	$-	$-
Dilutive	$-	-	$-	$-

Weighted average shares outstanding
Basic	380,075,532	366,976,178	378,623,209	366,976,178
Dilutive	405,491,792	411,480,570	378,623,209	366,976,178

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND THE YEAR ENDED DECEMBER 31, 2017

(UNAUDITED)

			Additional			Stock-
	Common		Paid in	Non-controlling	Accumulated	Holders’
	Shares	Par	Capital	Interest	Deficit	Equity

Balances at December 31, 2016	366,976,178	$366,976	$18,221,122	$35,019	$(8,956,587)	$9,666,530

Options issued for services			138,740			138,740

Exercise of options	10,178,570	10,179	(10,179)			-

Net Income (Loss)				328	(2,119139)	(2,118,811)

Balances at December 31, 2017	377,154,748	$377,155	$18,349,683	$35,347	$(11,075,726)	$7,686,459

Shares issued in satisfaction of accrued expenses	8,859,712	8,860	111,640			120,500

Options issued for services			93,584			93,584

Net Income (Loss)				4,511	(94,534)	(90,023)

Balances at June 30, 2018	386,014,460	$386,015	$18,554,907	$39,858	$(11,170,260)	$7,810,520

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(94,534)	$(45,494)
Adjustment to reconcile Net Income to net cash (used) provided by operations:
Non-controlling interest gain (loss)	4,511	(772)
Income tax benefit	(29,419)	(27,448)
Depreciation and amortization	31,833	68,433
Stock based compensation	93,584	-
Gain on settlement of debt	-	(102,325)
Changes in assets and liabilities:
Accounts receivable	110,060	186,722
Inventory	79,862	156,337
Prepaid expenses	(4,359)	5,000
Accounts payable and accruals	(489,591)	(63,697)
Customer deposits	43,525	(9,050)
Net Cash (Used) Provided by Operating Activities	(254,528)	167,706

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(22,304)
Net Cash Used by Investing Activities	-	(22,304)

Cash Flows from Financing Activities:
Repayments of notes payable	-	(211,752)
Net Cash Used by Financing Activities	-	(211,752)

Net increase (decrease) in Cash	(254,528)	(66,350)
Cash at beginning of period	525,871	270,331
Cash at end of period	$271,343	$203,981
Supplemental cash flow information:
Interest paid	$-	$5,874
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities

June 2018, the Company issued 8,859,712 common shares in satisfaction of accrued compensation to directors and officers of the Company

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017 have been made.

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

Concentrations – Major Customers and Major Vendors

For the six months ended June 30, 2018, approximately 49% of the Company’s revenue was provided by three customers with the largest representing approximately 20%, and the other two at 17% and 12%.

For the six months ended June 30, 2018, approximately 52% of inventory purchases was provided by three vendors, with the largest supplier representing approximately 23%, and the next two approximately 19% and 10% respectively. The next three largest suppliers provided approximately 21% of inventory purchases combined.

For the six months ended June 30, 2017, approximately 50% of the Company’s revenue was provided by three customers with the largest representing approximately 31%, and the other two at 10% and 9%.

For the six months ended June 30, 2017, approximately 66% of inventory purchases was provided by five vendors, with the two largest suppliers representing approximately 23% each of purchases. The next three largest suppliers provided approximately 6% to 7% of purchases each.

Foreign Sales

For the six months ended June 30, 2018, the Company generated sales from foreign customers in the amount of $107,905, representing approximately 3.5% of total sales. Sales to four customers in Canada represented less than 1%, with the balance coming from a single customer in Mexico.

For the six months ended June 30, 2017, the Company generated sales from foreign customers in the amount of $116,794, representing approximately 4% of total sales. Sales to one customer in Mexico represented approximately 2% of total sales, and sales to one customer in New Zealand approximately 1%. Sales to three customers in Canada and small transactions with customers in United Arab Emirates and Colombia represent the balance

Principles of Consolidation

These consolidated financial statements include the assets and liabilities of HighCom Global Security, Inc. and its subsidiaries as of June 30, 2018 and December 31, 2017, and its results of operations and cash flows for the periods presented.

All material intercompany balances and transactions have been eliminated for periods presented.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Major estimates made by management include depreciation, amortization, allowance for bad debts, reserves for inventory obsolescence and deferred taxes. Actual results could differ from those estimates.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at June 30, 2018.

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

Research and Development

Research and development costs were expensed as incurred. Research and development costs totaled $44,225 and $55,579 for the six months ended June 30, 2018 and 2017 respectively.

Advertising

Advertising, marketing and promotion costs were expensed as incurred. Advertising costs of $26,261 and $8,002 were incurred during the six months ended June 30, 2018 and 2017, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2018, and 2017, there were 54,750,000 and 46,125,000 common stock options outstanding, which were not included in the calculation of net loss per share-diluted because they were anti-dilutive. In addition, at June 30, 2018 and 2017 the Company had 41,801,793 remaining warrants outstanding issued in connection with convertible promissory notes and stock sales that were also not included because they were anti-dilutive.

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

(2) Inventory

Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.

	June 30, 2018	December 31, 2017

Raw materials	$662,966	$805,029
Work in process	278,963	222,336
Finished Goods	677,979	672,405

TOTAL	$1,619,908	$1,699,770

(3) Property and Equipment, Net

Property and equipment are comprised of the following at June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017

Equipment	$453,397	$453,397
Furniture	106,525	106,525
Moulds	45,060	45,060
Test Range	110,802	110,802

	715,784	715,784
Less accumulated depreciation	(590,318)	(563,343)

Property and equipment, net	$125,466	$152,441

Depreciation expense for the next five years ended June 30,

2019	$48,826
2020	41,601
2021	22,805
2022	9,528
2023 and thereafter	2,706

$125,466

Depreciation expense for the six months ended June 30, 2018 and 2017 was $26,975 and $32,524, respectively.

(4) Intangible Assets, Net

Intangible Assets are comprised of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Patents and Trademarks	$145,749	$145,749
Websites	80,000	80,000
Lists	500,000	500,000

	725,749	725,749
Less accumulated amortization	(639,247)	(634,389)

Intangible assets, net	$86,502	$91,360

Amortization expense for the next five years ended June 30,

2019	$9,717
2020	9,717
2021	9,717
2022	9,717
2023 and thereafter	47,634

$86,502

Amortization expense for the six months ended June 30, 2018 and 2017 was $4,858 and $35,929, respectively.

(5) Notes Payable

The Company does not have any notes payable at June 30, 2018 and December 31, 2017.

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

Common stock issuances

In June 2018, the Company issued 8,859,712 common shares in satisfaction of accrued compensation payable to directors and officers based on the fair market value of $0.136 per share, in the total amount of $120,500.

386,014,460 and 377,154,748 shares were issued and outstanding at June 30, 2018 and December 31, 2017 respectively.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors and employees. The Board’s policy with respect to options is to grant options at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant.

In April 2018, the Company granted 15,500,000 options to purchase common stock, of which 8,000,000 options vested immediately. The Company used the following Black-Scholes assumptions in arriving at the fair value of the options to record stock-based compensation expense of $93,584 for the three months ended June 30, 2018.

Expected Life in Years	5.0 to 9.75
Risk-free Interest Rates	2.72%
Volatility	257.89%
Dividend Yield	0%

At June 30, 2018, there was approximately $89,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized in the future.

The following table represents stock option activity as of and for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2017	39,250,000	$0.01	6.1 years	-
Granted	15,500,000	0.01	7.9 years	-
Exercised	-	-
Forfeited/expired/cancelled	-	-
Options Outstanding – June 30, 2018	54,750,000	$0.01	6.3 years	$-
Outstanding Exercisable – January 1, 2018	35,500,000	$0.01	6.1 years	$-
Outstanding Exercisable – June 30, 2018	43,500,000	$0.01	6.4 years	$-

The following table represents stock warrant activity as of and for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2017	41,801,793	$0.009	.5 years	$-
Granted	-
Exercised	-	-
Forfeited/expired/cancelled	-
Warrants Outstanding – June 30, 2018	41,801,793	$0.009	.5 years	$-
Outstanding Exercisable – January 1, 2018	41,801,793	$0.009	2.9 years	$-
Outstanding Exercisable – June 30, 2018	41,801,793	$0.009	2.9 years	$-

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

As of December 31, 2016, based on all the available evidence, management determined that it is more likely than not its deferred tax assets will be fully realized. Accordingly, the valuation allowance was reversed in full. As of December 31 2017, the Company had a deferred tax asset of $3,475,805. During the six months ended June 30, 2018, the Company incurred a net loss, which created an increase in its deferred tax asset with and a corresponding income tax benefit in the amount of $29,419.

(8) Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2018, the Company had no funds in excess of the FDIC insurance limits.

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

Rent expense for the six months ended June 30, 2018 and 2017 was approximately $65,276 and $64,256, respectively.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended June 30, 2018, have been included.

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

Results of Operations

The following information represents our results of operations for the three and six months ended June 30, 2018 and 2017:

For the three months ended June 30, 2018, we recognized revenues of $1,706,290 as compared to $1,571,443 for the comparable period of the prior year. For the six months ended June 30, 2018, we recognized revenues of $3,058,895 as compared to $2,718,512 for the comparable period of the prior year. In future operation periods, the Company expects growth through the addition of new distributors and from increased demand for personal body armor for both domestic and international markets.

For the three months ended June 30, 2018, gross profit was $726,711 as compared to a gross profit of $562,169 for the comparable period of the prior year. For the six months ended June 30, 2018, gross profit was $1,197,653 as compared to a gross profit of $1,064,352 for the comparable period of the prior year. The increased margins are primarily due to a change in product mix.

For the three months ended June 30, 2018, the Company’s operating expenses were $701,214 as compared to $657,927 for the comparable period of the prior year. For the six months ended June 30, 2018, the Company’s operating expenses were $1,319,745 as compared to $1,234,517 for the comparable period of the prior year. The increased operating expenses were due primarily to stock-based compensation in the amount of $93,584 associated with the issuance of options.

For the three months ended June 30, 2018, the Company had only a small amount of other income and no interest expense, as compared to a gain on settlement of debt of $102,235 for the prior year, For the six months ended June 30, 2018, the Company had only a small amount of other income and no interest expense, as compared to a gain on settlement of debt of $102,235 and interest expense of $5,874.

For the three months ended June 30, 2018, the Company had a net income of $15,824, which included an income tax provision of $6,645, as compared to a net income for the comparable period of the prior year of $4,385, which included an income tax provision of $2,646. For the six months ended June 30, 2018, the Company had a net loss of $94,534, which included an income tax benefit of $29,419, as compared to a net loss for the comparable period of the prior year of $45,494, which included an income tax benefit of $27,448.

Backlog of Sales

As of June 30, 2018, the Company had a backlog of sales of $786,426, all of which is expected to ship in the third quarter of 2018. Management believes additional sales of the Company’s HighCom products will be secured during the balance of the third quarter and in future operating periods as the Company continues to bid on numerous sizeable contracts.

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

Liquidity and Capital Resources.

At June 30, 2018, we had cash of $271,343, a positive working capital of $2,021,425, an accumulated deficit of $(11,170,260) and stockholders’ equity of $7,810,520.

For the six months ended June 30, 2018, net cash used by operating activities was $254,528 primarily due to a loss from operations and reductions in accounts payable and accrued expenses. During the six months ended June 30, 2018, we didn’t use any cash in our investing activities. During the six months ended June 30, 2018, we didn’t use any cash in our financing activities.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2018, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level at the end of our most recent quarter. As part of the Company’s efforts to improve its controls and procedures, management is in the process of establishing an accounting department that will effectively address such matters as risk assessment, segregation of duties, and the reviewing and documentation of all processes. There were no changes in internal control during the quarter ended June 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	For the six months ended June 30, 2018, we issued 8,859,712 common shares in satisfaction of accrued compensation. Such shares were sold under Section 4(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with the issuance of said shares.

(b)	Rule 463 of the Securities Act is not applicable to the Company.

(c)	In the six months ended June 30, 2018, there were no repurchases by the Company of its Common Stock.

Item 3. Defaults upon Senior Securities

N/A

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information.

N/A

Item 6. Exhibits

Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to Company’s Form 10-QSB for the quarter ended March 31, 2004.)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Form 8-K dated August 2, 2011.)

3.3	By-Laws (Incorporated by reference to Company’s Form 10-QSB for the quarter ended March 31, 2004.)

11.1	Statement re: computation of earnings per share. See condensed consolidated statement of operations and notes thereto.

31	Rule 13a-14(a) Certification – Chief Executive Officer *

32	Section 1350 Certification – Chief Executive Officer *

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHCOM GLOBAL SECURITY, INC.

Dated: August 2, 2018	By:	/s/ Francis Michaud
Francis Michaud Principal Executive and Principal Financial and Accounting Officer

