Form 10-Q
period 2018-09-30
HighCom Global Security, Inc.
filed 2018-11-08
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 17, 2018, the issuer had 386,014,460 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

HIGHCOM GLOBAL SECURITY, INC.

INDEX

		PAGE

	PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated balance sheets as of September 30, 2018 (unaudited) and December 31, 2017	3

	Consolidated statements of operations, for the three and nine months ended September 30, 2018 and 2017 (unaudited)	4

	Consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2018 (unaudited) and the year ended December 31, 2017	5

	Consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 (unaudited)	6

	Notes to consolidated financial statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART I1 – OTHER INFORMATION

Item 1.	Legal Proceedings.	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 6.	Exhibits	21

Signatures		22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash	$345,293	$525,871
Accounts receivable	550,679	751,258
Inventory	1,735,646	1,699,770
Prepaid and other current assets	5,108	27,339
Total current assets	2,636,726	3,004,238

Property & equipment, net	112,103	152,441
Deferred tax asset - net	3,451,756	3,475,805
Intangible property, net	84,073	91,360
Goodwill	2,061,649	2,061,649
Deposits	10,254	10,254
Total Assets	$8,356,561	$8,795,747

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$335,964	$940,395
Accrued expenses	39,381	164,235
Customer deposits and deferred revenue	7,076	4,658
Total current liabilities	382,421	1,109,288

Contingent liability	-	-
Total liabilities	382,421	1,109,288

Stockholders’ Equity
Preferred Stock, 1,000 shares authorized; $.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized; 386,014,460 and 377,154,748 shares issued and outstanding respectively	386,015	377,155
Additional paid-in capital	18,554,907	18,349,683
Non-controlling interest	45,266	35,347
Accumulated deficit	(11,012,048)	(11,075,726)
Total stockholders’ equity	7,974,140	7,686,459

Total Liabilities and Stockholders’ Equity	$8,356,561	$8,795,747

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$1,859,574	$1,271,687	$4,918,468	$3,990,199
Direct costs	1,024,455	729,316	2,885,696	2,383,476
Gross Profit	835,119	542,371	2,032,772	1,606,723

Operating expenses:

General and administrative	594,391	649,363	1,744,494	1,759,868
Research and Development	19,605	22,205	63,829	77,784
Stock based compensation		38,742	93,584	38,742
Amortization and depreciation	15,792	17,437	47,626	85,870
Total operating expenses	629,788	727,747	1,949,533	1,962,264

Operating Income/(loss)	205,331	(185,376)	83,239	(355,541)

Non-operating activity
Other income	11,757	-	14,407	-
Gain on settlement of debt	-		-	102,325
Interest expenses	-	-	-	(5,874)
Total other income (expense)	11,757	185,376	14,407	96,451
Income/(Loss) before non-controlling interest and income taxes	217,088	(185,376)	97,646	(259,090)

Non-controlling interest (gain) loss	(5,408)	(1,383)	(9,919)	(611)
Income tax benefit (provision)	(60,113)	70,278	(24,049)	97,726

Net income (loss)	$151,567	$(116,481)	$63,678	$(161,975)

Earnings (loss) per share:
Basic	$-	-	$-	$-
Dilutive	$-	-	$-	$-

Weighted average shares outstanding
Basic	386,014,460	366,976,178	378,623,209	366,976,178
Dilutive	408,623,586	366,976,178	411,452,392	366,976,178

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND THE YEAR ENDED DECEMBER 31, 2017

(UNAUDITED)

	Common		Additional Paid in	Non- controlling	Accumulated	Stock- Holders’
	Shares	Par	Capital	Interest	Deficit	Equity

Balances at December 31, 2016	366,976,178	$366,976	$18,221,122	$35,019	$(8,956,587)	$9,666,530

Options issued for services			138,740			138,740

Exercise of options	10,178,570	10,179	(10,179)			-

Net Income (Loss)				328	(2,119,139)	(2,118,811)

Balances at December 31, 2017	377,154,748	$377,155	$18,349,683	$35,347	$(11,075,726)	$7,686,459

Shares issued for services	8,859,712	8,860	111,640			120,500

Options issued for services			93,584			93,584

Net Income (Loss)				9,919	63,678	73,597

Balances at September 30, 2018	386,014,460	$386,015	$18,554,907	$45,266	$(11,012,048)	$7,974,140

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$63,678	$(161,975)
Adjustment to reconcile Net Income to net cash (used) provided by operations:
Non-controlling interest gain (loss)	9,919	611
Income tax benefit	24,049	(97,726)
Depreciation and amortization	47,625	85,870
Stock based compensation	93,584	38,742
Gain on settlement of debt	-	(102,325)
Changes in assets and liabilities:
Accounts receivable	200,579	328,761
Inventory	(35,876)	103,465
Prepaid expenses	22,231	5,000
Accounts payable and accruals	(608,785)	(27,751)
Customer deposits	2,418	(915)
Net Cash (Used) Provided by Operating Activities	(180,578)	171,973

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(22,304)
Net Cash Used by Investing Activities	-	(22,304)

Cash Flows from Financing Activities:
Repayments of notes payable	-	(211,752)
Net Cash Used by Financing Activities		(211,752)

Net increase (decrease) in Cash	(180,578)	(62,263)
Cash at beginning of period	525,871	270,331
Cash at end of period	$345,293	$208,068
Supplemental cash flow information:
Interest paid	$-	$5,874
Taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities

In June of 2018 the Company issued 8,859,712 common shares in satisfaction of accrued compensation to directors and officers of the Company

See accompanying notes to consolidated financial statements

HIGHCOM GLOBAL SECURITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at September 30, 2018 and the results of operations for the three and Nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017 have been made.

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

Concentrations – Major Customers and Major Vendors

For the nine months ended September 30, 2018, approximately 50% of the Company’s revenue was provided by three customers with the largest representing approximately 28%. The next two largest customers represented approximately 13% and 9%.

For the nine months ended September 30, 2018, approximately 54% of inventory purchases was provided by three vendors, with the largest supplier representing approximately 30%, and the next two approximately 17% and 8% respectively.

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

Foreign Sales

For the nine months ended September 30, 2018, the Company generated sales from foreign customers in the amount of $218,523, representing approximately 4.4% of total sales. Sales to one customer in Canada represented less than 1%, with the balance coming from two customers in Mexico.

For the nine months ended September 30, 2017, the Company generated sales from foreign customers in the amount of $116,794, representing approximately 4% of total sales. Sales to one customer in Mexico represented approximately 2% of total sales, and sales to one customer in New Zealand approximately 1%. Sales to three customers in Canada and small transactions with customers in United Arab Emirates and Colombia represent the balance

Principles of Consolidation

These consolidated financial statements include the assets and liabilities of HighCom Global Security, Inc. and its subsidiaries as of September 30, 2018 and December 31, 2017, and its results of operations and cash flows for the periods presented.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method for recognizing bad debts. When an account was deemed uncollectible, it was written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at September 30, 2018.

Inventory

Inventory was stated at the lower of cost (first-in, first-out) and net realizable value. Inventory consisted of materials used to manufacture the Company’s product and finished goods ready for sale.

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

Revenue Recognition

In January 2014 the Company adopted ASC 606, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance.

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

Research and Development

Research and development costs were expensed as incurred. Research and development costs totaled $63,829 and $77,784 for the nine months ended September 30, 2018 and 2017 respectively.

Advertising

Advertising, marketing and promotion costs were expensed as incurred. Advertising costs of $17,862 and $31,363 were incurred during the nine months ended September 30, 2018 and 2017, respectively.

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

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2018, and 2017, there were 45,375,000 and 49,250,000 vested common stock options outstanding, which were included in the calculation of net income/loss per share-diluted because they were dilutive. In addition, at September 30, 2018 and 2017 the Company had 41,801,793 remaining warrants outstanding issued in connection with convertible promissory notes and stock sales that were also included because they were dilutive.

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

(2) Inventory

Our inventory is made up of raw materials, work in progress and finished goods. Our inventory is maintained at our manufacturing facilities.

	September 30, 2018	December 31, 2017

Raw materials	$744,603	$805,029
Work in process	227,866	222,336
Finished Goods	763,177	672,405

TOTAL	$1,735,646	$1,669,770

(3) Property and Equipment, Net

Property and equipment are comprised of the following at September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017

Equipment	$453,397	$453,397
Furniture	106,525	106,525
Moulds	45,060	45,060
Test Range	110,802	110,802

	715,784	715,784
Less accumulated depreciation	(603,681)	(563,343)

Property and equipment, net	$112,103	$152,441

Depreciation expense for the next five years ended September 30,

2019	$49,012
2020	37,995
2021	17,586
2022	6,708
2023	802

$112,103

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $40,338 and $47,626, respectively.

(4) Intangible Assets, Net

Intangible Assets are comprised of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Patents and Trademarks	$145,749	$145,749
Websites	80,000	80,000
Lists	500,000	500,000

	725,749	725,749
Less accumulated amortization	(641,676)	(634,389)

Intangible assets, net	$84,073	$91,360

Amortization expense for the next five years ended September 30,

2019	$9,717
2020	9,717
2021	9,717
2022	9,717
2023 and thereafter	45,205

$84,073

Amortization expense for the nine months ended September 30, 2018 and 2017 was $7,287 and $38,338 respectively.

(5) Notes Payable

The Company does not have any notes payable at September 30, 2018 and December 31, 2017.

Credit card payable - VISA

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

Common stock issuances

In June 2018, the Company issued 8,859,712 common shares in satisfaction of accrued compensation payable to the directors and officers based on the fair market value of $0.136 per share. in the total amount of $120,500.

386,014,460 and 377,154,748 shares were issued and outstanding at September 30, 2018 and December 31, 2017 respectively.

Stock Compensation

The Company periodically offered options to purchase stock in the company to vendors, board members and employees. The Board’s policy with respect to options is to grant options at the fair market value of the stock on the date of grant. Options generally become fully vested after one year from the date of grant and expire five years from the date of grant.

In April of 2018 the Company granted 15,500,000 options to purchase common stock to board members, of which 8,000,000 options vested immediately. The Company used the following Black – Scholes assumptions in arriving at the fair value of the options to record stock-based compensation expenses of $93,584 for the nine months ended September 30, 2018

Expected life in years	5.0 to 9.75
Risk Free Interest Rates	2.72%
Volatility	257.89%
Dividend Yield	0%

The following table represents stock option activity as of and for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2017	39,250,000	$0.01	6.1 years	$-
Granted	15,500,000	0.01	7.9 years	-
Exercised	-	-
Forfeited/expired/cancelled	-	-
Options Outstanding – September 30, 2018	54,750,000	$0.01	6.3 years	$-
Outstanding Exercisable – January 1, 2018	35,500,000	$0.01	6.1 years	$-
Outstanding Exercisable – September 30, 2018	45,375,000	$0.01	6.4 years	$-

The following table represents stock warrant activity as of and for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2017	41,801,793	$0.009	.5 years	$-
Granted	-
Exercised	-	-
Forfeited/expired/cancelled	-
Warrants Outstanding – September 30, 2018	41,801,793	$0.009	.5 years	$-
Outstanding Exercisable – January 1, 2018	41,801,793	$0.009	2.9 years	$-
Outstanding Exercisable – September 30, 2018	41,801,793	$0.009	2.9 years	$-

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

As of December 31, 2016, based on all the available evidence, management determined that it is more likely than not its deferred tax assets will be fully realized. Accordingly, the valuation allowance was reversed in full. As of December 31 2017, the Company had a deferred tax asset of $3,475,805. During the nine months ended September 30, 2018, the Company had income, which created a decrease in its deferred tax asset with and a corresponding income tax expense in the amount of $24,049.

(8) Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2018, the Company had no funds in excess of the FDIC insurance limits.

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

Rent expense for the nine months ended September 30, 2018 and 2017 was approximately $98,663 and $97,443, respectively.

(10) Change in Directors and Management

On January 16, 2018, Craig Campbell, an executive officer and director of the Company, submitted his resignation to the board. Francis Michaud, who was serving as Chief Financial Officer of the Company, was elected to the board of directors to fill the vacancy left by Mr. Campbell and was appointed to serve as Chief Executive Officer. On October 23, 2018, Paul Sparkes Chairman submitted his resignation to the board.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2018, have been included.

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

Results of Operations

The following information represents our results of operations for the three and nine months ended September 30, 2018 and 2017:

For the three months ended September 30, 2018, we recognized revenues of $1,859,574 as compared to $1,271,687 for the comparable period of the prior year. For the nine months ended September 30, 2018, we recognized revenues of $4,918,468 as compared to $3,990,199 for the comparable period of the prior year. In future operation periods, the Company expects growth through the addition of new distributors and from increased demand for personal body armor for both domestic and international markets.

For the three months ended September 30, 2018, gross profit was $835,119 as compared to a gross profit of $542,371 for the comparable period of the prior year. For the nine months ended September 30, 2018, gross profit was $2,032,772 as compared to a gross profit of $1,606,723 for the comparable period of the prior year. The increased margins are primarily due to a change in product mix.

For the three months ended September 30, 2018, the Company’s operating expenses were $629,788 as compared to $727,747 for the comparable period of the prior year. For the nine months ended September 30, 2018, the Company’s operating expenses were $1,949,533 as compared to $1,962,264 for the comparable period of the prior year.

For the three months ended September 30, 2018 and 2017, the Company had only a small amount of other income and no interest expense. For the nine months ended September 30, 2018 and 2017, the Company had only an immaterial amount of other income and no interest expense, as compared to a gain on settlement of debt of $102,235 and interest expense of $5,874.

For the three months ended September 30, 2018, the Company had a net income of $151,567, which included an income tax provision of $60,113, as compared to a net (loss) for the comparable period of the prior year of ($116,481), which included an income tax benefit of $70,278. For the nine months ended September 30, 2018, the Company had net income of $63,678, which included an income tax provision of $24,049, as compared to a net loss for the comparable period of the prior year of $161,975 which included an income tax benefit of $97,726.

Backlog of Sales

As of September 30, 2018, the Company had a backlog of sales of $801,645 all of which is expected to ship in the 4th quarter of 2018. Management believes additional sales of the Company’s HighCom products will be secured during the balance of the fourth quarter and in future operating periods as the Company continues to bid on numerous sizeable contracts.

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

Liquidity and Capital Resources.

At September 30, 2018, we had cash of $345,293 a positive working capital of $2,254,305 an accumulated deficit of $(11,012,048) and stockholders’ equity of $7,974,140.

For the nine months ended September 30, 2018, net cash used by operating activities was $180,578 primarily due to reductions in accounts payable and accrued expenses. During the nine months ended September 30, 2018, we didn’t use any cash in our investing activities. During the nine months ended September 30, 2018, we didn’t use any cash in our financing activities.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2018, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level at the end of our most recent quarter. As part of the Company’s efforts to improve its controls and procedures, management is in the process of establishing an accounting department that will effectively address such matters as risk assessment, segregation of duties, and the reviewing and documentation of all processes. There were no changes in internal control during the quarter ended September 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	For the nine months ended September 30, 2018, we issued 8,859,712 common shares in satisfaction of accrued compensation. We had no sales of unregistered securities,

(b)	Rule 463 of the Securities Act is not applicable to the Company.

(c)	In the nine months ended September 30, 2018, there were no repurchases by the Company of its Common Stock.

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

HIGHCOM GLOBAL SECURITY, INC.

Dated: November 8, 2018	By:	/s/ Francis Michaud
Francis Michaud Principal Executive and Principal Financial and Accounting Officer

