Form 10-K
period 2018-12-31
HighCom Global Security, Inc.
filed 2019-03-26
CIK 1102358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ___________ to ___________

Commission file number: 001-36387

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

Indicate by check mark whether the Registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such similar period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 29, 2018, the number of shares held by non-affiliates was approximately 119,044,950 shares. The approximate market value based on the last sale (i.e. $.0159 per share as of June 29, 2018) of the Company’s Common Stock was approximately $2,511,848. The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of February 28, 2019, was 386,014,460 shares.

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO

DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

FORWARD LOOKING STATEMENTS

All statements in this report that are not based on historical fact are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “goal,” “estimate,” “anticipate,” or other comparable terms. Examples of forward-looking statements include, among others, statements we make regarding anticipated future operating results. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including, among others, the following: competition in the market, customer demand for our products, changes in technology, seasonality, business cycles and new regulatory requirements and the other risks and uncertainties. The forward-looking statements made in this report speak only as of the date of its release, and HighCom Global assumes no obligation to update any such forward-looking statements to reflect actual results or changes in expectations, except as otherwise required by law.

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

HighCom Armor Solutions, Inc. (HighCom Armor) is a 98.2% owned subsidiary of the Company. HighCom Armor designs, manufactures and distributes a range of security products and personal protective gear, serving a wide range of customers globally. We cater to the military, local law enforcement agencies, correctional facilities and first responders. Many of HighCom’s products are controlled for export purposes and we are fully compliant with U.S. and International laws and regulations.

Blastgard Technologies, Inc. (BlastGard), a wholly-owned Florida corporation, holds patents on BlastWrap®, an advanced blast mitigation technology that effectively contains explosions and suppresses resulting flash fires, regardless of the material or compound causing the explosion. Since the Company’s acquisition of HighCom Armor, we have devoted substantially all of our resources toward the development of HighCom Armor’s business. The Company is not currently actively marketing BlastGard products and it does not currently represent a material segment of the Company’s business. For fiscal 2018 and 2017, our BlastWrap® product sales totaled $17,100 and $83,405, respectively.

Product Description

HighCom Armor provides a range of personal protective equipment tailored to satisfy specific customer requirements. With over a million of its products deployed in the defense and law enforcement sectors, it has never had a failure in the field or a recall, and is known for innovative technology, exceptional customer service and superior quality performance.

Our primary products include the following:

●	Ballistic Helmets
●	Hard Armor Plates
●	Soft Armor Vests
●	Ballistic Shields

Ballistic Helmets

HighCom Armor offers a line of high performing, light weight Level IIIA helmets in a wide range of styles, shapes, and configurations for use by military and law enforcement worldwide. HighCom’s helmets are manufactured using the highest quality materials at US Mil Spec standards and are tested in accordance with NIJ, Mil-Std, ASTM, and CRASH standards, including critical impact and trauma tests to ensure proper end results to protect our customers.

Hard Armor Plates

HighCom Armor offers a full line of military and law enforcement grade NIJ certified Level III, Level IIIA Special Threat, and Level IV hard armor plate inserts.

Soft Armor Vests

HighCom offers military and law enforcement grade Level IIIA soft armor vest packages in addition to several improved plate carrier options for first responders. HighCom has five NIJ Standard 0101.06 certified soft armor products that perform well in V50 and special threat tests and can be designed to meet specific customer requirements.

Ballistic Shields

HighCom Armor produces Levels III and IIIA ballistic shields that are among the most advanced in the market. HighCom’s shields have been battle tested in some of the harshest of conditions and are currently deployed with the U.S. military, domestic law enforcement SRT units, and internationally with the United Nations, Mexican Federal Police, and Allied forces in Iraq and Afghanistan.

HighCom Armor has nine vest and plate products that are “Member Tested and Approved” by the National Tactical Officer’s Association (“NTOA”).

Research and Development

During fiscal 2018 and 2017, HighCom Armor spent $76,363 and $97,746, respectively on research and development efforts. Future research and development expenses will depend upon our liquidity and capital resources.

MARKET DEFINITION

Industry Description and Outlook

There are over 17,000 law enforcement agencies in the U.S. with over 750,000 police officers. The law enforcement market is scattered across the country and is typically serviced by distributors.

Across the United States and Western Europe, municipalities are increasingly providing body armor to first responders, such as firefighters and EMS professionals. This trend has been driven by an increased need for first responders to be able to provide emergency relief during terrorist attacks, active shooter events, or other situations where they may encounter gunfire. With an estimated 1.13 million firefighters and 891,000 EMS professionals in the United States alone, this trend represents a significant expansion of the domestic body armor market.

Body armor has a life cycle of five years. This, combined with an average 10% attrition rate in law enforcement, means that approximately 30% of body armor purchases turn over every year.

In addition to an expanding domestic market, according to the latest research on the body armor market conducted by Grand View Research, the global body armor market is expected to expand at a CAGR of 5.5% from 2018 to 2025. The Company continues to focus on taking advantage of this global trend by marketing the HighCom product line internationally, particularly in Canada, Mexico and the Middle East and North Africa .

HighCom Compliance

HighCom has an in-depth ethics and compliance management and monitoring program that is tied to our International Standard Organization (“ISO”) certified quality processes. These policies and procedures ensure compliance with all local, state, federal, and international laws and regulations, including the Federal Acquisition Regulation (“FAR”), Defense Federal Acquisition Regulation (“DFAR”), International Traffic in Arms Regulations (“ITAR”), Office of Foreign Assets Control (“OFAC”), Export Administration Regulations (“EAR”), Arms Export Control Act (“AECA”), Export Administration Act (“EAA”), Automated Export System (“AES”), and Office of Federal Activities (“OFA”). The Company has also conducted internal and external training with regards to the Foreign Corrupt Practices Act (“FCPA”) and other foreign business regulations that help our employees recognize and avoid red flags and potential risk situations.

The Company makes compliance with the U.S. Department of Commerce, U.S. Department of State, U.S. Department of the Treasury and all other governmental agencies’ regulations a top priority. The Company is also registered through the Directorate of Defense Trade Controls as well as the Bureau of Industry and Security (“BIS”) to maintain control over the export management and compliance.

HighCom Armor is BA 9000:2016 and ISO 9001:2015 certified, the highest standards of manufacturing quality control within the industry. In fact, HighCom Armor was the first company in the world to achieve BA 9000 certification, a body armor quality management systems standard developed by the NIJ to provide greater confidence in consistency and reliability of the products manufactured by companies that achieve that certification.

The Company exceeds industry standard by having $10,000,000 of product liability insurance coverage.

HIGHCOM ARMOR’S MARKETING AND SALES STRATEGY

Strategy

HighCom is a global leader in the personal protective equipment industry. The Company continually seeks to enhance existing product offerings and sell them into new and existing markets. HighCom sells its products and services through a variety of distribution channels to various customers including distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers.

Since HighCom Armor is a GSA contract holder any federal government agency can buy from us without additional prior approval. HighCom’s marketing tools include:

●	HighCom Armor Website
●	Trade Publications
●	Defense Industry News Websites
●	Trade Shows and Conferences
●	GSA Advantage
●	Bidding on Federal Government Supply Needs

Competition

HighCom operates in a highly competitive market. This intense competition creates the potential for pricing pressures, lower sales, reduced margins, and difficulty growing market share. HighCom’s focus is on producing the highest quality ballistic plates at a price point competitive with foreign and domestic alternatives. Some of HighCom’s competitors have greater financial, technical, marketing, distribution, and other resources and, in certain cases, may have lower cost structures, potentially affording them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices on raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to customer requirements more effectively and quickly than HighCom.

SEC REPORTS AVAILABLE ON WEBSITE

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form l0-Q, Current Reports on Form 8-K and other SEC filings are available on the SEC’s website as well as our company website at www.highcomglohal.com.

Item 1A. Risk Factors

An investment in our common stock involves major risks. Before you invest in our common stock, you should be aware that there are various risks, including those described below. You should carefully consider these risk factors together with all the other information included in this Form 10-K before you decide to purchase shares of our common stock.

Purchase of our stock is a highly speculative and there can be no assurances that our operations will be profitable. Prior to 2014, we had been operating at a loss since inception and we have an accumulated deficit of approximately $11 million. At December 31, 2018, we have shareholder equity of approximately $8,111,555 as compared to shareholder equity of approximately $7,686,459 at December 31, 2017. We have operated at a profit for three of the last four years since 2014.

Although we had a working capital of approximately $2,000,000 at December 31, 2018, there can be no assurances that we will be able to meet our obligations as they become due and payable. While Management is projecting increased sales in 2019 as compared to the comparable period of the prior year and the expectation is that we will be able to meet our obligations as they become due and payable, we can provide no assurances that we will be successful in this regard.

Business and Operational Risks

The following are the major business and operational risks related to our HighCom Armor subsidiary:

●	We must comply with all laws and regulations surrounding U.S. export controls.
●	Many of our customers have fluctuating budgets, which may cause fluctuations in our results of operations.
●	Our business is subject to various laws and regulations favoring the U.S. government’s contractual position, and our failure to comply with such laws and regulations could harm operating results and prospects.
●	We rely on certain vendors to supply us with ballistics materials, composites materials, and other key materials that if we were unable to obtain could adversely affect our business.
●	Growth of operations may strain resources and if we fail to manage growth successfully, our business could be adversely affected.
●	Increases in the prices paid for raw materials or labor costs may adversely affect profit margins.

●	Our products are used in situations that are inherently risky. Accordingly, we may face product liability and exposure to other claims for which we may not be able to obtain adequate insurance.
●	We are engaged in a highly competitive marketplace, which demands that producers continue to develop new products. Our business will be adversely affected if we are not able to continue to develop new and competitive products.
●	We face continuous pricing pressure from our customers and our competitors. This will affect our margins and therefore our profitability and cash flow unless we can efficiently manage our manufacturing costs and market our products based on superior quality.
●	We may have difficulty protecting our proprietary technology.
●	If we are unable to successfully retain executive leadership and other key personnel, our ability to successfully develop and market our products and operate our business may be harmed.
●	We have launched and expect to continue to launch strategic and operational initiatives which if not successful could adversely affect our business.
●	We may incur additional costs or material shortages due to new NIJ certification and testing standards.
●	Internal controls over financial reporting are ineffective, potentially impacting our future prospects.

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

We are primarily dependent upon the sales activities of HighCom Armor. Currently, the Company is devoting all of its manpower and capital resources to the operations of HighCom Armor, which accounts for all of our sales activities. If our parent corporation, HighCom Global, chooses to devote resources toward the development of sales in its traditional BlastWrap business, these sales activities may not be successful. We can provide no assurances that our operations will be able to operate profitably in the future.

Dependence on outside manufacturers and suppliers could disrupt our business if they fail to meet our expectations. Currently, we rely on outside manufacturers and suppliers for some of our products. In the event that any of our suppliers or manufacturers should become too expensive or suffer from quality control problems or financial difficulties, we would have to find alternative sources.

Possible technological obsolescence of our products. Our products may be subject to technological obsolescence, which would adversely affect our business by increasing our research and development costs and reducing our ability to generate sales . Discovery of another new technology by third parties could replace or result in lower than anticipated demand for our products and could materially adversely affect our operations.

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

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price. As of March 1, 2019, we had outstanding 386,014,460 shares of common stock, including an estimated 141,440,289 outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We do not own any real estate properties. The corporate location for HighCom Global and its subsidiaries HighCom Armor and BlastGard is Columbus, OH. HighCom Armor secured the lease for both the office and the manufacturing plant in Columbus, OH. Rental payment under the lease was $9,734 in 2017and 2018 per month. As of December 31, 2018, the Company is leasing its Columbus facility on a month to month basis. One satellite office is maintained in Colorado for additional sales support.

Rent expense for 2018 and 2017 was approximately $131,570 and $129,783 respectively.

Item 3. Legal Proceedings

We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Stock and Related Shareholder Matters

There is a limited public market for our Common Stock. Our common stock currently trades on the OTC-QB Ventura® marketplace under the symbol “HCGS.” The following table sets forth the range of high and low sales prices for our Common Stock for each quarterly period indicated, in the last two fiscal years.

Quarter Ended	High Sales	Low Sales
March 31, 2017	$0.013	$0.006
June 30, 2017	$0.015	$0.008
September 30, 2017	$0.016	$0.004
December 31, 2017	$0.011	$0.006
March 31, 2018	$0.03	$0.008
June 30, 2018	$0.018	$0.008
September 30, 2018	$0.016	$0.010
December 31, 2018	$0.027	$0.007

The quotations reflect inter-dealer prices, without retail markup, markdown or commission.

Holders

As of March 13, 2019, there were approximately 281 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Repurchases of equity securities

During the past three years, we have not repurchased any of our outstanding equity securities.

Sales of Unregistered Securities

From January 1, 2017 to December 31, 2018, we had no sales or issuances of unregistered common stock, except as follows:

In 2018, the Company issued 8,859,712 shares of common stock as compensation to officers and board members. Exemption from registration is claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K. Except for the historical information contained in this Form 10-K, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. Our actual results could differ materially from the forward-looking statements discussed here.

Overview

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

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared, and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

●	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

●	Long-lived Assets. Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

●	Goodwill. Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets we have acquired in our business combinations. We perform a goodwill impairment test on an annual basis. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We will conduct our annual goodwill impairment test as of December 31 of each year or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained significant decline in our share price and market capitalization, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, adverse actions or assessments by a regulator, among others. We compare the fair value of its reporting unit to its respective carrying value, including related goodwill. Future changes in the industry could impact the results of future annual impairment tests. There can be no assurance that future tests of goodwill impairment will not result in impairment charges.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 vs, 2017

For the year ended December 31, 2018, we achieved revenues of $7,483,418 as compared to $6,217,072 for the comparable period of the prior year, an increase of $1,266,346. Our gross profit for fiscal 2018 was $3,015,919 as compared to $2,164,940 for the comparable period of the prior year, an increase of $850,919. Our gross profit percentage for 2018 and 2017 was approximately 40% for 2018 and 36% for 2017. Management is anticipating continued sales growth for 2019, based on a backlog of firm orders and the expectation of continued increases in municipal, state, and federal budgeting for personal protective equipment.

For the year ended December 31, 2018, our operating expenses were $2,856,097 as compared to $2,839,397 for the comparable period of the prior year.

Our operating income for the year ended December 31, 2018 was $159,882 as compared to an operating loss of $(674,457) for the comparable period of the prior year. In 2018 the Company had no gain or loss from non-operating activities. For 2017, the Company had a gain from non-operating activities of $218,528

Our net income for the year ended December 31, 2018 was $111,093 as compared to a net loss of ($2,119,139) for the comparable period of the prior year. The primary reasons for this substantial difference in net income were year-over-year revenue growth and the reversal in 2017 of a deferred income tax valuation allowance. The remeasurement of the deferred tax asset was a result of the Tax Cuts and Jobs Act of 2017, which reduced the corporate tax rate from 35% to 21% and thus the value of the tax asset.

Liquidity and Capital Resources

At December 31, 2018, we had current assets of $3,674,523 as compared to current liabilities of $1,222,153, resulting in working capital of $2,452,370. For the year ended December 31, 2017, we had current assets of $3,004,238 as compared to current liabilities of $1,109,288, resulting in a working capital surplus of $1,894,950. During 2018, net cash used by operating activities was $395,100. Our 2017 net loss of $2,119,139 included an income tax provision of $1,662,882, and a gain on settlement of debt of $224,402. Amortization and depreciation expense was $103,031. During 2018, no cash was used in financing activities. During 2017, net cash used in investing activities was $25,703.

Management believes that cash flow from operations will enable the Company to meet its operating expenses as they become due and payable during 2019, although no assurances can be given in this regard. See “Risk Factors.”

During 2018, we benefited from financial resources being provided from operations rather than from borrowings. We anticipate that our future liquidity requirements will arise from the need to finance our operations and inventories, and from the need to fund our growth from operations, current debt obligations and capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations, our line of credit, and raising additional capital through equity and debt financing as needed. We can provide no assurances that cash generated from operations will occur or additional financing will be obtained on terms satisfactory to us, if at all, or that additional debt conversions will occur.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2018, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

In July 2018, we committed to purchase software and consulting services from a vendor for a new ERP system. This requires payments of $13,161 quarterly beginning January 2019 through April 2021. There were no material commitments at the years ending December 31, 2017 and December 31, 2018.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Exercise of Warrants/Reduction of Debt

In December 2017, the Company issued 10,178,570 shares of common stock for the cashless exercise of options valued at $97,500; and options totaling 8,571,430 were canceled hi payment thereof. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with the exercise of these options.

In April 2018 15,500,000 options were granted with various vesting dates. On December 31, 2018 an additional 10,000,000 options were granted that were immediately vested.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is not required to be provided by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

Item 8. Financial Statements

The information required by Item 8 and an index thereto commences on page 15, which pages follow this page.

14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of HighCom Global Security, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of HighCom Global Security, Inc. (the Company) as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Turner, Stone and Company L.L.P.

We have served as the Company’s auditor since 2018.

Dallas, Texas 75251

March 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of HighCom Global Security, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of HighCom Global Security, Inc. (the Company) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Green & Company CPAs

We have served as the Company’s auditor since 2015.

Tampa, Florida 33618

March 30, 2018

HighCom Global Security, Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current assets
Cash	$130,771	$525,871
Accounts receivable, net	1,360,835	751,258
Inventory (Note 2)	2,057,917	1,699,770
Prepaid and other current assets	125,000	27,339
Total current assets	3,674,523	3,004,238

Property & equipment, net (Note 3)	98,788	152,441
Deferred tax asset — net (Note 6)	3,406,850	3,475,805
Intangible property, net (Note 4)	81,643	91,360
Goodwill	2,061,649	2,061,649
Deposits	10,254	10,254

Total Assets	$9,333,708	$8,795,747

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,139,139	$940,395
Accrued expenses	77,245	164,235
Customer deposits and deferred revenue	5,769	4,658
	-	-
Total current liabilities	1,222,153	1,109,288

Total liabilities	1,222,153	1,109,288
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred Stock, 1,000 shares authorized; $.001 par value; 0 and 0 issued and outstanding	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized; 386,014,460 and 377,154,748 shares issued and outstanding at December 31, 2018 and 2017, respectively	386,015	377,155
Additional paid-in capital	18,644,907	18,349,683
Accumulated deficit	(10,964,632)	(11,075,726)
Total HighCom Global Security Equity	8,066,290	7,651,112

Noncontrolling interest	45,265	35,347
Total stockholders’ equity	8,111,555	7,686,459

Total Liabilities and Stockholders’ Equity	$9,333,708	$8,795,747

The accompanying notes are an Integral part of these consolidated financial statements.

HighCom Global Security, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2018	2017

Revenues	$7,483,418	$6,217,072
Direct costs	4,467,499	4,052,132
Gross Profit	3,015,919	2,164,940

Operating expenses:
General and administrative	2,532,780	2,500,150
Research and Development	76,363	97,476
Stock based compensation	183,584	138,740
Amortization and depreciation	63,370	103,031
Total operating expenses	2,856,097	2,839,397

Operating income (loss)	159,822	(674,457)

Non-operating activity
Gains on settlement of debt (Note 11)		224,402
Interest expense
Miscellaneous income	30,144	(5,874)
Total other income (expense)	30,144	218,528

Income (loss) before noncontrolling interest and income taxes	189,966	(455,929)

Income tax benefit (provision)	(68,955)	(1,662,882)
Net income (loss)	121,011	(2,118,811)
Income attributable to noncontrolling interest	(9,918)	(328)
Net income (loss) attributed to HighCom Global Security, Inc.	$111,093	$(2,119,139)

Earnings (loss) per share:
Basic	$0.00	$(0.01)
Dilutive	$0.00	$(0.01)

Weighted average shares outstanding
Basic	382,349,209	367,004,064
Dilutive	386,014,460	367,004,064

The accompanying notes are an integral part of these consolidated financial statements.

HighCom Global Security, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

	Common		Additional Paid in	Noncontrolling	Accumulated	Stock Holder’s
	Shares	Par	Capital	Interest	Deficit	Equity

Balance at December 31, 2016	336,976,178	$366,976	$18,221,122	$35,019	$(8,956,587)	$9,666,530

Stock issued as satisfaction of debt

Options issued for services			138,740			138,740

Exercise of options	10,178,570	10,179	(10,179)

Net Income				328	(2,119,139)	(2,118,811)

Balances at December 31, 2017	377,154,748	$377,155	$18,349,683	$35,347	$(11,075,726)	$7,686,459
Options issued for services			183,584			183,584
Shares issued for services	8,859,712	8,860	111,640			120,500
Net Income				9,918	111,093	121,011

Balances at December 31, 2018	386,014,460	$386,015	$18,644,907	$45,265	$(10,964,632)	$8,111,555

The accompanying notes are an Integral part of these consolidated financial statements.

HighCom Global Security, Inc.

Consolidated Statement of Cash Flows

	For the Years Ended December 31,
	2018		2017

Cash Flows from Operating Activities:
Net income (loss)		$111,093	$(2,119,139)
Adjustment to reconcile Net Income(Loss) to net cash provided by operations:
Noncontrolling interest gain (loss)		9,919	328
Deferred tax asset		68,955	1,662,882
Depreciation and amortization		63,369	103,031
Stock based compensation		183,584	138,740
Inventory reserve			100,000
Gain on settlement of debt			(224,402)
Changes in assets and liabilities:

Accounts receivable		(609,578)	191,815
Inventory		(358,147)	131,313
Prepaid Expenses and other current assets		(97,661)
Accounts payable and accrued expenses		232,254	534,225
Customer deposits and deferred revenue		1,111	(7,209)
Net Cash Provided by /(Used) in Operating Activities		(395,100)	492,995

Casts Flows from Investing Activities:
Purchase of property and equipment			(25,703)
Net Cash Used by Investing Activities			(25,703)

Cash Flows from Financing Activities:
Repayments of notes payable			(211,752)
Net Cash Used by Financing Activities			(211,752)

Net increase/(Decrease) in Cash		(395,100)	255,540

Cash at beginning of period		525,871	270,331
Cash at end of period		$130,771	$525,871

Supplemental cash flow information:
Interest paid	$		$5,874
Taxes paid		$-	$-

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

HighCom Global Security, Inc. Notes to

Consolidated Financial Statements

(1) Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Basis of Presentation

HighCom Global Security. Inc. (the “Company”) went public through a shell merger on January 31, 2004, in which the Company acquired BlastGard Technologies, Inc. On March 21, 2004, the Company changed its name to BlastGard International, Inc. On March 4, 2011, the Company completed the acquisition of HighCom Armor Solutions, Inc. and subsidiaries. On June 28, 2017, the Company changed its name to HighCom Global Security, Inc. These consolidated financial statements include the assets, liabilities and activities of the following:

BlastGard Technologies Inc., a 100% wholly-owned subsidiary of the Company, was a dormant Florida corporation from 2005 through June 2017 when the Company’s tangible and intangible assets relating to BlastWrap technology were transferred back into BlastGard Technologies, Inc. (“BlastGard” or “BTI”). BTI was incorporated on September 26, 2003 in the State of Florida, to design and market proprietary blast mitigation materials

HighCom Armor Solutions. Inc. (HighCom Armor) is a 98.2% owned subsidiary of the Company. Founded in 1997 and originally based in San Francisco, HighCom Armor Solutions, Inc., a California corporation, is a global provider of security equipment. HighCom Armor believes it is a leader in advanced ballistic armor manufacturing. With a 32,865 square foot manufacturing and distribution facility located in Columbus, OH.

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

Concentrations — Major Customers and Major Vendors

For the year ended December 31, 2018, approximately 45% of the Company’s revenue was provided by two customers, one representing approximately 35% and the other approximately 10%.

For the year ended December 31, 2018, approximately 69% of our accounts receivable was made up of two customers. One representing 51% and the second 18%.

Foreign Sales

For the year ended December 31, 2018, the Company generated sales from foreign customers in the amount of $771,890 representing approximately 10% of total sales. Sales to Uganda were 6%, Canada and Mexico represented approximately 4%,

Principles of Consolidation

These consolidated financial statements include the assets and liabilities of HighCom Global Security, Inc. and its subsidiaries as of December 31, 2018 and 2017.

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

Accounts Receivable

Accounts receivable consisted of amounts due from customers based in the United States and abroad. The Company considered accounts more than 30 days old to be past due. The Company used the allowance method to recognize bad debts. When an account was deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. Management deems all accounts receivable to be collectable at December 31, 2018.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets at least annually. Impairment losses were recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted future cash flows estimated to be generated by those assets were less than the assets’ carrying amount. If such assets were impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying value or fair value, less costs to sell. During the years ended December 31, 2018 and 2017, management identified no such impairments.

Revenue Recognition

Based on management’s assessment of the revenue recognition criteria, we usually recognize revenue from sales of our products to customers upon shipment. Recognition is not contingent upon resale of the products by a distributor to their customer if in fact our customer was a distributor.

Revenue is recognized net of any distributor discount. Discounts usually involve special pricing arrangements and incentives used to stimulate distributor growth.

The Company’s product and return policy allows for merchandise purchased directly from the Company to be returned after obtaining a Return Authorization Number during the 30-day period following date of shipment by the Company for a refund of the purchase price.

Research and Development

Research and development costs were expensed as incurred. Research and development costs totaled $76,363 and $97,476 for the years ended December 31, 2018 and 2017 respectively.

Advertising

Advertising, marketing and promotion costs were expensed as incurred. Advertising costs of $61,742 and $97,622 were incurred during the years ended December 31, 2018 and 2017, respectively.

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

The Company reports uncertain tax positions in accordance with guidance provided by ASC-740-10, Accounting for Uncertainty in Income Taxes. As of December 31, 2018 and 2017 the Company had no uncertain tax positions.

Stock-based Compensation

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using assumptions for volatility, expected term, risk-free interest rate and dividend yield. We have used one grouping for the assumptions as our option grants were primarily basic with similar characteristics. The expected term of options granted has been derived based upon our history of actual exercise behavior and represents the period of time that options granted were expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. Estimated volatility was based upon our historical market price at consistent points in a period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield was based on the historical dividend yield. Compensation expense for stock-based compensation is recognized over the vesting period. Inputs used in 2018 were Volatility 155%, Risk Free Interest rate 2.91%, Expected Dividend 0%, Expected Term 10 Years.

Income (Loss) per Common Share

Basic net loss per share excludes the impact of common stock equivalents. Diluted net income (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2018, there were 54,500,000 vested common stock options outstanding, which were included in the calculation of net income (loss) per share-diluted. In addition, at December 31, 2018 the Company had 41,801,793 remaining warrants outstanding issued in connection with convertible promissory notes and stock sales that were also included because they were dilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We have adopted this update. The guidance’s adoption had no impact on our source of revenue from the sale of armor and related products or have a material impact on our financial statements.

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Consolidated Financial Statements. The Company is planning to enter a lease in 2019 , therefore ASU 2016-02 will impact us in future years.

(2) Inventory

Our inventory is made up of raw materials, work in progress and finished goods. The Company’s inventory is maintained at our manufacturing facilities.

	December 31, 2018	December 31, 2017

Raw materials	$1,272,154	$805,029
Work in process	145,862	222,336
Finished Goods	639,901	672,405
TOTAL	$2,057,917	$1,699,770

(3) Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range from 3 to 7 years for equipment, furniture, molds and the test range. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s balance sheet and the net gain or loss is included in the determination of operating income. Property and equipment acquired as part of a business acquisition are valued at fair value.

Property and equipment are comprised of the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017

Equipment	$453,397	$453,397
Furniture	106,525	106,525
Molds	45,060	45,060
Test Range	110,802	110,802

	715,784	715,784
Less accumulated depreciation	(616,996)	(563,343)

Property and equipment, net	$98,788	$152,441
Depreciation expense for the years ended December 31, 2018 and 2017	$53,653	$62,264

(4) Intangible Assets, Net

Intangible Assets are comprised of the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017

Patents and Trademarks	$145,749	$145,749
Websites	80,000	80,000
Lists	500,000	500,000
Research and Development	-	-

	725,749	725,749
Less accumulated amortization	(644,105)	(634,389)

Intangible assets, net	$81,643	$91,360

Amortization expense for the years ended December, 31 2018 and 2017	$9,716	$40,767

Amortization expense for the next five years ended December 31,
2019	$9,716
2020	9,716
2021	9,716
2022	9,716
2023	9,716
Thereafter	33,063

$81,643

(5) Notes Payable

Notes payable at December 31, 2018 and 2017 there was no outstanding debt.

Line of Credit

The Company has a $250,000 line of credit with a bank. At December 31, 2018 there was no outstanding balance. No draws were taken during 2018. In 2019 this line of credit was increased to $500,000. As of March 22, 2019, the Company has drawn $250,000 from its line of credit to address short term cash flow needs.

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

Common stock issuances

At December 31, 2018, 386,014,460 shares were issued and outstanding. During 2018 8,859,712 shares were issued to board members and executives of the company. 377,154,748 shares were issued and outstanding at December 31, 2017. In December 2017, the Company issued 10,178,570 common shares in a cashless exercise of 18,750,000 options. On February 26, 2019, the Company filed Articles of Amendment to increase the number of authorized Common Shares to 600,000,000.

Stock Compensation

The Company periodically offers options to purchase stock in the company to vendors and employees and board members. There were 25,500,000 options granted during 2018 to board members for various consultant services.

The Board’s policy with respect to options is to grant options at the fair market value of the stock on the date of grant.

There were no net cash proceeds from the exercise of stock options during the year ended December 31, 2018. At December 31, 2018 and December 31, 2017, there was no unrecognized compensation cost related to share-based payments which was expected to be recognized in the future.

The following table represents stock option activity as of and for the twelve months ended December 31, 2018:

	Numbers of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2018	39,250,000	$0.01	5.4 years
Granted	25,500,000	$0.01	4.0 years	-
Exercised				-
Forfeited/expired/cancelled	(1,500,000)	-
Options Outstanding - December 31, 2018	63,250,000	$0.01	5.3 years	$-
Outstanding Exercisable - January 1, 2018	35,500,000	$0.02	6.9 years	-
Outstanding Exercisable - December 31, 2018	54,500,000	$0.01	5.4 years	$-

The total grant date fair value of options vested during the twelve months ended December 31, 2018 and 2017 was $183,584 and $138,740 respectively.

The following table represents stock warrant activity as of and for the twelve months ended December 31, 2018:

	Numbers of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2018	41,801,793	$0.009	2.9 years	-
Granted	-
Exercised	-	-
Forfeited/expired/cancelled	-
Warrants Outstanding —December 31, 2018	41,801,793	$0.009	2.9 years	$-
Outstanding Exercisable — January 1, 2018	41,801,793	$0.009	2.9 years	$-
Outstanding Exercisable -December 31, 2018	41,801,793	$0.009	2.9 years	$-

(7) Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities based on the differences between the consolidated financial statements and the tax basis of assets and liabilities by using estimated tax rates for the year in which the differences are expected to reverse.

The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, it considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If it determines that the Company would be able to realize our deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

In assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its deferred tax assets relates directly to the Company’s ability to generate taxable income. The valuation allowance is then adjusted accordingly.

During the year ended December 31, 2018, the Company incurred income, which created a decrease in its deferred tax asset with a corresponding income tax expense of $68,955.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it can determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional income tax provision of $1,834,571 for the revaluation of our net deferred tax asset.

The income tax benefit (provision) consists of the following for the years ending December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Current
Federal	$(52,273)	$159,786
State	(9,036)	17,060
	(61,309)	176,846
Deferred
Federal	(6,519)	(4,659)
State	(1,127)	(498)
	(68,955)	171,689

Tax Cuts and Jobs Act of 2017 effect	-	(1,834,571)
Valuation allowance

Income tax provision	$(68,955)	$(1,662,882)

As of December 31, 2018, the Company had net operating loss early forwards of approximately $13,500,000. The federal net operating loss carry forwards will not expire as a result of the Tax Act legislation, and state net operating loss early forwards that will expire in 2026 through 2037.

The components of deferred tax assets and liabilities as of December 31, 2018, and 2017 is as follows:

	December 31, 2018	December 31, 2017

Deferred tax assets:
NOL and contribution carry forwards	$3,258,113	$3,340,868
Meals and entertainment	3,350	870
Share based compensation	519,085	474,588

Total deferred tax assets	3,780,548	3,816,326

Deferred tax liabilities:
Property and equipment	(106,369)	(106,369)
Goodwill	(267,328)	(234,152)

Total deferred tax liabilities	(373,698)	(340,521)

Deferred tax asset - net before valuation allowance	3,406,850	3,475,805
Less valuation allowance	-	-

Deferred tax asset - net	$3,406,850	$3,475,805

A reconciliation of the federal and state statutory income tax rates to the Company’s effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Expected provision at US statutory rate	21.00%	(34.00)%
State income tax net of federal benefit	3.63%	(3.63)%
Other items effecting timing differences	%	1.17%
Tax cut and jobs act of 2017 effect	0.00%	400.93%
Valuation allowance	0.00%	0.00%

Effective income tax rate	24.63%	364.47%

The Company files income tax returns on a consolidated basis in the United States federal jurisdiction and the State of Florida. As of December 31, 2018, the tax returns for the Company for the years ending 2014 through 2017 remain open to examination by the Internal Revenue Service and Florida Department of Revenue. The Company and its subsidiaries are not currently under examination for any period.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(8) Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in a financial institution, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2018, the Company had no funds in excess of the FDIC insurance limits.

(9) Commitments and Contingencies

In July 2018 we committed to purchase software and consulting services from a vendor for a new ERP system. This requires payments of $13,161 quarterly beginning in January 2019 through April 2021. As of December 31, 2018, no liability was recorded.

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Office Lease

We do not own any real estate properties. The corporate location for both HighCom Global and HighCom Armor is Columbus, OH. Warehouse space is in Columbus, OH. Rental payment under the lease is $9,863 per month on a month to month basis. A satellite office is maintained in Colorado for additional sales support.

Rent expense for 2018 and 2017 was approximately $131,570 and $129,783 respectively.

(10) Material Agreements and Transactions

On November 14, 2016, the Company entered into a Consulting Agreement with Resilience Capital Inc. (“Resilience”) for Resilience to provide strategic advice as to the business of HighCom Global and its subsidiaries.

Resilience agreed to provide the services of Craig Campbell, a former director of the Company, to serve as the engagement manager and, in such capacity, supervise the services provided to the Company. Mr. Campbell is the President and principal owner of Resilience.

Pursuant to the Agreement, the Company agreed to pay Resilience an annual fee of $250,000, payable in equal monthly installments. The initial term of the Agreement was one year, automatically renewed for successive one-year periods until either party provides at least 60 days’ prior written notice of termination to the other party.

On January 16, 2018, the Company and Resilience agreed to terminate the Consulting Agreement.

On April 5, 2018, the Company entered into an Employment Contract with Francis Michaud to continue as CEO/CFO through the end of 2018. Pursuant to the contract, Mr. Michaud received remuneration of $160,000 annually.

On January 31, 2019, the Company and Mr. Michaud agreed to terminate the Employment Contract

(11) Gain on settlement of debt

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

(12) Change in Directors and Management

On June 28, 2017, an Annual Meeting of Shareholders was held as described under Item 5.07 of the Form 8-K and in a definitive Proxy Statement which was filed with the Securities and Exchange Commission. Paul Sparkes was re-elected to the Board of Directors and continued to serve as Chairman of the Board until his resignation in October, 2018. Craig Campbell, Curt Cronin, Andrew Blott and Bill Buckley were also elected to the Board as anticipated by the Proxy Statement.

On June 29, 2017, the Board of Directors elected Craig Campbell as Chief Executive Officer, Francis Michaud as Chief Financial Officer, and Greg Sullivan as Chief Commercial Officer. Their biographical information is set forth in the definitive Proxy Statement filed with the Securities and Exchange Commission on May 31, 2017 and incorporated by reference herein. The Proxy Statement also describes the compensation that is paid to an affiliate of Mr. Campbell, namely, Resilience Capital, Inc. Resilience was to receive an annual fee of $250,000 payable in equal monthly installments. The agreement was terminated on January 16, 2018. The other executive officers named above were compensated by Resilience as well.

On December 29, 2017, the Company announced that Michael J. Gordon, formerly a director and Chief Executive Officer of the Company and currently the Chief Executive Officer of the Company’s subsidiaries, namely HighCom Armor Solutions, Inc. and BlastGard Technologies, Inc. retired effective December 31, 2017. Michael Bundy, who was acting as the President and Chief Operating Officer of HighCom Armor has since transitioned into the Chief Executive Officer role. In December, 2017, Greg Sullivan, Chief Commercial Officer of the Company, resigned his position with HighCom Global.

On January 16, 2018, the Company announced that Craig Campbell, an executive officer and director of the Company, submitted his resignation to the board effective Tuesday, January 16, 2018. Francis Michaud, who is presently serving as Chief Financial Officer of the Company, was elected to the board of directors to fill the vacancy left by Mr. Campbell and he was appointed to serve as Chief Executive Officer. Mr. Michaud was paid $160,000 annually in equal monthly installments.

Francis Michaud resigned on December 31, 2018 as CEO and was replaced by Daniel Colson, Interim-Chief Executive Officer. On January 31, 2019 Francis Michaud also resigned as CFO and has been replaced by James Black on an interim basis. The Company is currently searching for a permanent Chief Financial Officer and expects to name one shortly. Additionally, The Company added or retained four Directors Curt Cronin, Tim Foley, James Black and Michael Bundy. Beginning with the year 2019, Directors will be compensated at the rate of $5,000 annually. This compensation can be made in cash or stock at the Individual directors’ request.

(13) 2017 Annual Meeting

The Annual Meeting of Shareholders held on June 28, 2017 also approved of the following amendments: 1) to file an amendment to the Company’s Articles of Incorporation to change the name of the corporation from BlastGard International, Inc. to “HighCom Global Security, Inc.”; 2) approval to grant the Board of Directors discretionary authority to amend the Company’s Articles of Incorporation (the ‘RS Amendment”) to effectuate a Reverse Stock split of the Company’s Common Stock, $.001 par value, by a ratio of no more than one-for-100 with such ratio to be determined by the sole discretion of the Board (the ‘Reverse Split’), with a decrease in the number of authorized shares of Common Stock to100,000,000 and with such Reverse split and change authorized number of common shares to be effective at such time and date, if at all, as determined by the Board in its sole discretion (the “Reverse Split Proposal”); 3) to file an Amendment to the Articles of Incorporation to permit the Company to hold meetings by action without a meeting in accordance with Section 7-107-104 (I)(b) of Title 7 of the Colorado Revised Statutes in order to permit the shareholders holding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all of the shares entitled to vote thereon were present and voted consent to such action in writing; 4) approval to transfer all the Company’s tangible and intangible assets, which exclude any HighCom assets, from HighCom Global Security, Inc. to its wholly-owned Florida subsidiary, BlastGard Technologies, Inc.; 5) approval to file an amendment to its Articles of Incorporation in the State of California to change HighCom Security, Inc’s name to “HighCom Armor Solutions, Inc.”; and 6) approval to ratify, adopt and approve a 2017 Employee Benefit and Consulting Services Compensation Plan covering a maximum of up to 10,000,000 post-split shares of Common Stock, which Plan will not be established until the discretionary stock split is approved by the Board. We had no Annual Meeting in 2018.

(14) Related Party Transactions

On January 1, 2019, the Company entered into a two-year Board-approved consulting agreement for 2019 and 2020 with 2428555 Ontario, Inc. a related party. (the “Consultant”), a Canadian Company with annual compensation of $175,000 per year payable in $43,750 quarterly installments in advance. This fee is adjustable quarterly and increased or decreased based on an Earnings before interest depreciation and amortization calculation. An advance payment of $100,000 was paid during 2018 to CB Capital Corporation in its capacity as a party in the consulting agreement with 2428555 Ontario, Inc. Pursuant to this agreement, the Consultant agrees to provide general business advisory and consulting services and provide personnel as needed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 11, 2018, Highcom Global Security, Inc. (the “Company”) was informed by Green & Company, CPAs (“Green & Co.”), our prior independent registered public accounting firm, that they reluctantly declined to stand for re-election and as a result resigned as the independent public accounting firm of the Company.

During the two most recent fiscal years and through December 11, 2018, (i) there were no material disagreements between the Company and Green & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, and (ii) Green & Co. did not advise us of any of the events requiring reporting under Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2018.

Changes in Internal Controls over Financial Repotting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has a Board of Directors, which is currently comprised of five members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of our Board of Directors and our executive officers and their respective age and position are as follows:

Name	Age	Position with Registrant	Director or Officer of Registrant Since

Michael L. Bundy	39	CEO, HighCom Armor / Director	March 2011

Chad Aaron Wright	37	VP Operations, HighCom Armor	September 2015

Francis Michaud	42	Director, Secretary	June 2017

Daniel Colson	71	Interim-CEO, HighCom Global / Director	January 2019

Curt Cronin(1)	42	Director	June 2017

Timothy Foley	38	Director	January 2019

James Black	33	VP, Finance / Interim-CFO, HighCom Global / Director	January 2019

(1) Independent Director

Biographies of Executive Officers

Michael L. Bundy — In March 2011, Michael L. Bundy was retained as the Chief Operating Officer for HighCom Global and is currently interim CEO and President of HighCom Armor. Mr. Bundy has served as both a Director of Operations and Vice President for HighCom Armor in San Francisco from January 2006 through October 2010, where he was responsible for the daily management of operations and logistics. Mr. Bundy has been tasked with overseeing the operational and compliance processes for the combined companies.

Chad Aaron Wright - On September 1, 2015, the Board of Directors promoted Chad Wright to Vice President of Operations - Manufacturing and Distribution. Mr. Wright oversees our manufacturing and distribution operations in Columbus Ohio as well as our research and development programs. He has been with the company since 2011.

Francis Michaud — In June 2017, Francis Michaud was named as CFO of HighCom Global. In January 2018, Francis Michaud assumed the role of CEO as well and was appointed to the board of directors. Mr. Michaud is a bilingual finance executive with proven track record of achievements in demanding environments and financially challenging times. Mr. Michaud resigned as CEO on December 31, 2018 and resigned as CFO effective January 31, 2019.

Daniel Colson- In December 2018, Daniel was elected Chairman of the Board and appointed as Interim Chief Executive Officer. He is a lawyer by training who for more than twenty years was a partner of a major international law firm. Both as a lawyer and subsequently as a corporate executive, he has been very involved with a large number of mergers and acquisitions in a successful career spanning decades. He has served as a director and/or officer of many companies in various countries including Hellespont Shipping (a provider of integrated management services to the shipping industry), Perry Baromedical (a medical device manufacturer), Molson Inc. (a Canadian brewery), and previously served as Vice Chairman of Hollinger Inc. and Deputy Chairman and CEO of Telegraph Media Group (newspaper holding companies).

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

Timothy J. Foley In December 2018, Timothy was elected to the Board of Directors. He is a successful entrepreneur, investor, and has worked at The Butterfield Corporation for the past 5 years, where is their current Vice-President of Acquisitions and Development. The Butterfield Corporation is a private equity firm focused on real estate and hospitality investments. He serves on that company’s Board of Directors and serves on the Board of a luxury resort development in the Caribbean.

James Black- In December 2018, James was elected Vice President of Finance and a director. On January 31, 2019, he agreed to become interim Chief Financial Officer. He is a business executive specializing in strategic inorganic growth. He spent the past 4 years as a key member of a small corporate finance group in the media sector, where he primarily focused on mergers and acquisition deals. Mr. Black’s prior experience includes serving as an advisor and director of a number of private holding companies, a not-for-profit organization, and a single-family office.

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

Director Qualifications and Diversity

The board seeks directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the defense, sales and marketing and capital market industries.

In evaluating nominations to the Board of Directors, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company ‘natters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

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

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board. The Chairman is appointed on an annual basis by at least a majority vote of the remaining directors. Currently, the office of Chairman of the Board and Interim Chief Executive Officer is held by Daniel Colson. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is part of the succession planning process and that it is in the best interests of the company to make this determination from time to time.

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

Code of Ethics

In May 2017, the Board of Directors established a new written code of ethics that applies to our senior executive and financial officers. A copy of the code of ethics may be obtained by any person, without charge, who sends a written request to HighCom Global Security, Inc., c/o Investor Relations, 2901 E 4th Avenue, Unit J, Columbus, OH 43219. The Code of Ethics is filed as an Exhibit to this form 10-K.

COMMITTEES

We have no nominating committee of the Board of Directors or committees performing similar functions. In February 2006, we established a Compensation Committee and Audit Committee and in March 2007, we established a Management Committee.

Compensation Committee

Our Board of Directors established a Compensation Committee and adopted a written charter. Our Compensation Committee currently consists of Curt Cronin and Francis Michaud. Our Compensation Committee has such powers and functions as may be assigned to it by the Board of Directors from time to time; however, such functions shall, at a minimum, include the following:

●

to review and approve corporate goals and objectives relevant to senior executive compensation, evaluate senior executive performance its light of those goals and objectives, and to set the senior executive compensation levels based on this evaluation;

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

During fiscal 2018 and 2017, the Compensation Committee had total of three meetings.

Management Committee

In March 2007, our Board of Directors established a Management Committee and adopted a written charter. The current members of our Management Committee consist of Daniel Colson as Chairman, along with Curt Cronin. The charter includes, among other things, the following responsibilities of the Management Committee:

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

During fiscal 2018 and 2017, the Management Committee had a total of three meetings.

Audit Committee

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

With the resignations of Paul Sparkes and Andrew Blott, the current members of the Company’s audit committee are Francis Michaud as Chairman, James Black, and Daniel Colson, none of whom are independent directors.

During fiscal 2018, the audit committee, which consisted of Andrew Blott, Curt Cronin and Paul Sparkes, reviewed the annual audit and quarterly information before filings were made and issued such filings with management and the external auditors.

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

HighCom Global Security, Inc.

2901 E 4th Avenue, Unit J

Columbus, OH 43219

Attn: Daniel Colson Chief Executive Officer

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

Communications with the Board

Stockholders may communicate with the Company by writing to: HighCom Global Security, Inc., Attention: Daniel Colson, 2901 E 4th Avenue, Unit J, Columbus, OH 43219. Communications received from stockholders are forwarded directly to the Board, or to any individual member or members, as appropriate, depending on the facts and circumstances outlined in the communication. The Board has authorized the Chief Executive Officer of the Company to exclude communications that are patently unrelated to the duties and responsibilities of the Board, such as spam, junk mail and mass mailings. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out by the Secretary pursuant to the policy will be made available to any non-management director upon request.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent stockholders are required by the Commission’s regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2018, the current officers and directors and principal stockholder had one or more late filings of Form 3’s, Form 4’s and/or Form 5’s.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2018 and 2017 by (1) each person who served as the principal executive officer of the Company during fiscal year 2018; and (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2018 with compensation during fiscal year 201 of $100,000 or more.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards	Warrant/ Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2) (3)	Total
Michael Bundy	2018	$125,000	(4)		$89,618	-0-	-0-	-0-	-0-	-0-		$214,618
Divisional CEO/P	2017	$125,000	(4)		$116,888	-0-	-0-	-0-	-0-	-0-		$241,888
Chad Wright	2018	$89,000	(4)		$44,809	-0-	-0-	-0-	-0-	12,000		$145,809
Divisional VP	2017	$89,000	(4)		$55,319	-0-	-0-	-0-	-0-	-0-		$144,319
Craig Campbell	2017	$-0-	(5)	$		-0-	-0-	-0-	-0-	-0-	$
Former CEO	2018	$-0-	(5)	$		-0-	-0-	-0-	-0-	-0-	$
Francis Michaud	2017	$-0-	(5)	$		-0-	-0-	-0-	-0-	-0-	$
Former CEO/CFO	2018	$160,000		$		-0-	$11,000	-0-	-0-	-0-		$171,000
Daniel Colson	2017	$-0-		$		-0-	-0-	-0-	-0-	-0-		$-0-
Interim-CEO	2018	$-0-		$		-0-	$90,000	-0-	-0-	-0-		$90,000

(1)	The options and restricted stock awards presented in this table reflect the full fair value as of the date of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options because vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued its connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change its control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)	Salary includes commissions and accrued cash compensation. The salary paid to all key employees in 2018 and 2017 included commissions based on total quarterly sales.

(5)	Any and all compensation paid to Craig Campbell and Francis Michaud (prior to April, 2018) were paid through a services contract.

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

None of the outstanding common share purchase options or other equity-based awards granted to or held by any named executive officer in 2018 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2018.

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Option (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Option (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael	10,000,000	0	0	$0.01	11/11/2023	0	0	0	0
Bundy	10,000,000	0	0	$.009	08/30/2025	0	0	0	0

Chad	5,000,000	0	0	$0.01	11/11/2023	0	0	0	0
Wright	5,000,000	0	0	$.009	08/30/2025		0	0	0

Francis	11,000,000	0	0	$.011	01/16/2028	7,500,000	0	0	0
Michaud

Daniel	10,000,000	0	0	$.011	12/31/2028	0	0	0	0
Colson

As of December 31, 2017, Craig Campbell and Francis Michaud did not own any options. In December 2017, Michael Gordon, immediately prior to his retirement from the Company, was issued 10,178,570 shares of common stock in exchange for the cashless exercise of 18,750,000 options. Options totaling 8,571,430 valued at $97,500 were canceled as part of this transaction. During 2018 Francis Michaud was granted 11,000,000 options at an exercise price of $.011

Employment Agreements

While their contracts expired in 2017, Michael Bundy and Chad Aaron Wright are employees at will, receiving compensation pursuant to their prior employment agreements.

Francis Michaud’s employment contract expired on January 31, 2019 when he resigned from the Company. He continued as the Company’s Vice-Chairman of the Board at an annual remuneration of $8,000.

Compensation for James Black, the Company’s VP, Finance and Shareholder Relations and interim-CFO, is included in the Company’s agreement with the Consultant referred to in Note 14 in the Notes to Financial Statements.

Daniel Colson serving as Chairman of the Board of Directors of the Company and interim-CEO following the resignation of Francis Michaud effective December 31, 2018, will receive annual compensation of $50,000 and 10,000,000 10-year options exercisable at $.011 per share.

Compensation of former CEO, Craig Campbell and CFO/CEO Francis Michaud

See Note 10 to the Notes to Financial Statements regarding a description of our agreement with Resilience Capital, a company in which Craig Campbell is a principal.

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION

Consulting Agreement with Paul Sparkes

On September 1, 2015, the Company entered into a consulting agreement with Paul Sparkes who agreed to serve as the Company’s non-executive Chairman of the Board of the Company. Mr. Sparkes received compensation at a pre-determined hourly rate. Such compensation was paid in common stock, warrants, options or other securities as the parties may agree in writing. The term of the consulting agreement is for a term of one year and shall automatically renew on an annual basis unless either party provides written notice of intent to terminate the agreement no less than 30 days prior to the anniversary date of the execution of the agreement. Mr. Sparkes received options to purchase 1,500,000 shares of the Company’s Common Stock, all of which are immediately vested and are exercisable at $.009 per share over a term of up to three years. Mr. Sparke’s resigned at December 31, 2018.

Compensation

In fiscal 2018 cash compensation was paid out to the directors. In 2017, no cash compensation was paid out to directors of the Company. Options of the Company were granted to various board members in connection with their services to the Company. As of December 31, 2018, the Company has outstanding options to purchase 64,750,000 shares at prices ranging trout $009 per share to $.01 per share. Michael Bundy owns options to purchase 20,000,000 shares; Chad Wright owns options to purchase 10,000,000 shares; and Daniel Colson has an option to purchase 10,000,000 shares. All other options outstanding were granted to persons who are not existing officers and directors of the Company.

During 2017 our independent directors: Paul Sparkes, Bill Buckley, Andrew Blott and Curt Cronin were each granted an annual retainer and per-meeting fee for serving as Board members. The amounts are as follows: 1. $20,000 annually for serving on the Board; 2. $5,000 additional for serving as the “head” or Chair of the Audit Committee; 3. The Chairman of the Board to receive $30,000 as total compensation annually for said services; 4. For telephonic meetings, an additional $500; and 5. For in-person meeting another $2,000. As of December 31, 2017, there was $62,500 in accrued director compensation that can be paid in cash or converted in the Company’s common stock. All 2018 Director Compensation was paid in cash or accrued at December 31, 2018

Summary of Director Compensation for 2018

The following table shows the overall compensation earned for the 2017 fiscal year with respect to each non-employee and non-executive director as of December 31, 2018:

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Paul Sparkes Director	$17,000	0	$0	0	0	0	$17,000
Andrew Blott Director	$17,000	0	$0	0	0	0	$17,000
Curt Cronin Director	$17,000	0	$0	0	0	0	$17,000
Timothy Foley Director	-0-	0	$0	0	0	0	$0
James Black Director	-0-	0	$0	0	0	0	$0

(1)	No options and restricted stock awards were presented in this table. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal years for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

Types of Awards

The 2005 Plan is designed to enable us to offer certain officers, employees, directors and consultants of us and our subsidiaries equity interests in as and other incentive awards in order to attract, retails and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders. In furtherance of this purpose, the 2005 Plan contains provisions for granting non-statutory stock options (and originally incentive stock options which have now become non-statutory stock options) and Common Stock Awards.

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

Options shall be exercisable at the times and subject to the conditions determined by the Board at the date of grant, but no option may be exercisable more than ten years after the date it is granted. If the Optionee ceases to be an employee of our company for any reason other than death, any option granted as an incentive stock option exercisable on the date of the termination of employment may be exercised for a period of thirty days or until the expiration of the stated term of the option, whichever period is shorter. In the event of the Optionee’s death, any option originally granted as an incentive stock option exercisable at the date of death may be exercised by the legal heirs of the Optionee from the date of death sunlit the expiration of the stated term of the option or six months from the date of death, whichever event first occurs. In the event of disability of the Optionee, any Options granted as an incentive stock option shall expire on the stated date that the Option would otherwise have expired or 12 months from the date of disability, whichever event first occurs. The termination and other provisions of a non-statutory stock option shall be fixed by the Board of Directors at the date of grant of each respective option.

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

Eligibility

Our officers, employees, directors and consultants of HighCom Global and our subsidiaries are eligible to be granted stock options, and Common Stock Awards. Eligibility shall be determined by the Board and all Options and Stock Awards granted to officers and directors must be approved by the Board.

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

On December 30, 2017, options to purchase 18,750,000 common shares were exercised resulting in 10,178,570 shares being issued as a result of the cashless exercise of options. The 2005 Plan expired on November 30, 2015 and no awards may be granted after that date. No further individuals will receive future awards under the 2005 Plan. As of March 1, 2018, the Company has outstanding options to purchase 39,250,000 shares at prices ranging from $.009 per share to $.01 per share. Michael Bundy owns options to purchase 20,000,000 shares. Chad Wright owns options to purchase 10,000,000 shares. Paul Sparkes had an option to purchase 1,500,000 shares, which expired on August 30, 2018. All other options outstanding were granted to persons who are not existing officers and directors of the Company. Various board members were issued 24,000,000 options during 2018at a price of $.011 per share. As of December 31, 2018, the Company’s Common Stock had a closing sales price of $.01 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership for common stock as of March 1, 2018 by our executive officers and directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership (1)	Percentage Outstanding (2)
Michael Bundy(3)	20,000,000	5.2%
Francis Michaud(4)	7,308,624	1.9%
Chad Wright(5)	10,000,000	2.6%
Daniel Colson(5)	10,000,000	2.6%
Curt Cronin(6)	2,911,382	*
James Black(8)	-0-	*
Timothy Foley	-0-	*
Includes all officers and directors as a group (seven persons)(7)	58,613,388	15.1%

Alpha Capital Anstalt	32,229,356	7.85%
2538093 Ontario Inc.(8)	152,726,554	39.45%
The Butterfield Corporation	48,251,808	12.5%

* Represents less than 1% of the outstanding shares of Common Stock.

(1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is HighCom Global Security, Inc. at 2901 E 4th Avenue, Unit J, Columbus, OH 43219.

(2)	Based upon 386,014,460 shares of Common Stock outstanding as of March 1, 2019, and includes the amount of shares each person or group has the right to acquire under options, warrants, rights, conversion privileges, or similar obligations.

(3)	Includes options to purchase 20,000,000 shares of common stock.

(4)	Includes options to purchase 6,000,000 shares of common stock.

(5)	Includes options to purchase 10,000,000 shares of common stock.

(6)	Includes options to purchase 1,000,000 shares of common stock.

(7)	Includes options to purchase 51,000,000 shares of common stock.

(8)	2538093 Ontario Inc, owns 152,726,554 shares and warrants to purchase 41,801,793 shares. While James Black owns no securities of the Company, he has a direct family relationship with the beneficial owner of 2538093 Ontario Inc. and another Canadian entity that holds 2,000,000 shares of the Company.

We are unaware of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a further change of control.

Equity Compensation Plan Information

The following summary information is as of March 1, 2019 and relates to our 2005 Stock Option Plan pursuant to which we have granted options to purchase our common stock:

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

Item 13. Certain Relationships. Related Transactions and Director Independence

During the last two fiscal years ended December 31, 2018, Item 11 describes transactions in which our current officers and directors had a material interest

Surviving Arrangements from Historical Transactions

Pursuant to the previously disclosed April 4, 2013 Purchase and Exchange Agreement by and among Alpha Capital Amstalt and 2538093 Ontario Inc. and the Company, the parties agreed to the following:

●	2538093 Ontario Inc. has the right to nominate and appoint to the Board at least 50% of the Board members and;

●	2538093 Ontario Inc. has a right of first refusal to participate in future financings up to its pro rata share of Common Stock of the Company.

Board Members Who Are Deemed Independent

Our board of directors has determined that Curt Cronin is an independent director.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection wills statutory and regulatory filings or engagements for those fiscal years was:

2018	$48,000
2017	$48,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2018	$-
2017	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2018	$-
2017	$-

(4) All Other Fees

None.

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Part IV

Item 15. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated January 31, 2004, by and among the Registrant, BlastGard Technologies, Inc., (‘BTI”) and the shareholders of BTI. (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K dated January 31, 2004.)

3.1	The Company’s Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-QSB dated March 21, 2004).

3.1(A)	Amendment to Articles of Incorporation (Incorporated by reference to Form 8-K dated August 2, 2011).

3.2	The Company’s Bylaws, as amended and currently in effect. (Incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-QSB dated March 21, 2004).

10.1	Form of Purchase and Exchange Agreement dated March 21, 2013. (Incorporated by reference to Form 8-K dated April 4, 2013.)

10.2	Employment Agreement dated September 1, 2015 — with Francis Michaud dated April 5, 2018.(incorporated by reference to 8-K dated April 9, 2018)

10.3	Consulting Agreement with 2428555 Ontario dated January 1, 2019(incorporated by reference to Form 8-K dated January 18, 2019.)

14.1	Code of Ethics*

21.1	Subsidiaries of Registrant*

31(a)	Rule 13a-14(a) Certification Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

99.1	Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Exhibit 99.lto the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

99.2	Amendment to Exhibit 99.1 (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2012.

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHCOM GLOBAL SECURITY, INC

Dated: March 26, 2019	By:	/s/ Daniel Colson
Daniel Colson
Principal Executive Officer

Dated: March 26, 2019	By:	/s/ James Black
James Black
Principal Financial and Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2019	By:	/s/ Francis Michaud
Francis Michaud, Director

Dated: March 26, 2019	By:	/s/ James Black
James Black
Principal Financial and Accounting Officer

Dated: March 26, 2019	By:	/s/ Curt Cronin
Curt Cronin, Director

Dated: March 26, 2019	By:	/s/ Tim Foley
Tim Foley, Director

Dated: March 26, 2019	By:	/s/ Daniel Colson
Daniel Colson
Chairman of the Board and Principal Executive Officer

